Form 10-Q
period 2006-03-31
GASTAR EXPLORATION LTD
filed 2006-05-12
CIK 1170154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	38-3324634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(ZIP Code)

(713) 739-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of common shares, no par value per share, outstanding as of May 12, 2006 was 166,302,277.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2006

Unless otherwise indicated or required by the context, (i) “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) “GeoStar acquisition” refers to our June 2005 acquisition from GeoStar Corporation (“GeoStar”) of additional reserves and working interests in the Powder River Basin and in East Texas, (iii) “convertible debentures” refers to our $30.0 million principal amount of 9.75% convertible senior unsecured debentures, (iv) “warrants” refers to the warrants to purchase common shares issued to investors in connection with certain financing transactions or to our placement agents in connection with the offering of convertible debentures and certain other subordinated notes as partial compensation for their services, (v) “senior secured notes” refers to our $73.0 million principal amount of senior secured notes issued in 2005, (vi) all dollar amounts appearing in this Form 10-Q are stated in U.S. dollars unless specifically noted in Canadian dollars (“CDN$”), and (vii) all financial data included in this Form 10-Q has been prepared in accordance with accounting principles generally accepted in the United States of America.

General information about us can be found on our website at www.gastar.com. The information on our website is neither incorporated into, nor part of, this report. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the U.S. Securities and Exchange Commission (“SEC”). Information is also available at www.sec.gov for United States filings and on SEDAR at www.sedar.com for Canadian filings.

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(in thousands)
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,767	$61,144
Revenues receivable	4,349	4,416
Accounts receivable, net	569	40
Due from related parties	2,298	2,317
Prepaid expenses	1,377	1,551

Total current assets	54,360	69,468

DEFERRED CHARGES	4,564	4,922

CASH CALL RECEIVABLE	2,065	391

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	78,917	73,580
Proved properties	137,069	129,592

Total natural gas and oil properties	215,986	203,172
Furniture and equipment	486	360

Total property and equipment	216,472	203,532
Accumulated depreciation, depletion and amortization	(79,795)	(38,185)

Total property and equipment, net	136,677	165,347

TOTAL ASSETS	$197,666	$240,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,314	$3,935
Accrued interest	2,364	2,418
Accrued drilling and operating costs	3,817	3,008
Other accrued liabilities	1,505	2,465
Due to related parties	—	2,116

Total current liabilities	13,000	13,942

LONG-TERM LIABILITIES:
Long-term debt	91,394	90,631
Asset retirement obligation	3,615	3,558
Liability to be settled by issuance of common shares	8,498	11,221

Total long-term liabilities	103,507	105,410

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 166,288,735 and 164,674,266 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	170,263	167,456
Additional paid-in capital	6,997	6,509
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(96,099)	(53,189)

Total shareholders’ equity	81,159	120,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$197,666	$240,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share data)
REVENUES	$6,623	$4,731

EXPENSES:
Lease operating, transportation and selling expenses	1,960	1,315
Depreciation, depletion and amortization	4,309	2,690
Impairment of natural gas and oil properties	37,301	4,410
Accretion of asset retirement obligation	57	19
Mineral resource properties	157	29
General and administrative expenses	2,519	1,765

Total expenses	46,303	10,228

LOSS FROM OPERATIONS	(39,680)	(5,497)

OTHER (EXPENSES) INCOME:
Interest expense	(3,758)	(2,153)
Investment income and other	527	40
Foreign exchange gain (loss)	1	(26)

LOSS BEFORE INCOME TAXES	(42,910)	(7,636)
Provision for income taxes	—	—

NET LOSS	$(42,910)	$(7,636)

NET LOSS PER SHARE:
Basic and diluted	$(0.26)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	164,796,868	113,788,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss

	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2005	164,674,266	$167,456	$6,509	$—	$(53,189)	$120,776	$—

Exercise of stock options – cashless	892,094	—	—	—	—	—	—
Share warrants exercised – cash	21,948	84	—	—	—	84	—
Issuance of shares, senior secured debt	152,299	606	—	—	—	606	—
Issuance of shares, GeoStar
Acquisition final settlement	548,128	2,117	—	—	—	2,117	—
Stock based compensation	—	—	488	—	—	488	—
Foreign currency translation	—	—	—	(2)	—	(2)	(2)
Net loss	—	—	—	—	(42,910)	(42,910)	(42,910)

Balance at March 31, 2006	166,288,735	$170,263	$6,997	$(2)	$(96,099)	$81,159	$(42,912)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,910)	$(7,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,309	2,690
Impairment of natural gas and oil properties	37,301	4,410
Amortization of deferred lease costs	99	68
Stock based compensation	488	793
Amortization of deferred financing costs and debt discount	1,035	447
Accretion of asset retirement obligation	57	19
Other	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(443)	(1,493)
Prepaid expenses	174	130
Accounts payable and accrued liabilities	(942)	947

Net cash provided by (used in) operating activities	(832)	373

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call receivable	(1,674)	979
Development of natural gas and oil properties	(12,814)	(12,585)
Proceeds from sale of natural gas and oil properties	—	1
Purchase of furniture, equipment and other	(126)	(91)

Net cash used in investing activities	(14,614)	(11,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of share issue costs	84	24
Deferred financing charges and other	(15)	3

Net cash provided by financing activities	69	27

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,377)	(11,296)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,144	15,842

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,767	$4,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$—

Cash paid for interest	$2,766	$898

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd, (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005. Such policies have been continued without change except for the adoption of SFAS 123R. Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all normal and recurring adjustments that we consider necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements of the Company are presented in United States (“U.S.”) dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows.

The condensed consolidated financial statements include the accounts of the Company and the consolidated accounts of all its subsidiaries. The entities included in these consolidated accounts are all wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information provided for the prior periods has been reclassified to conform to the presentation adopted in 2006.

2. Deferred Charges

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

The following table sets forth information regarding deferred charges for the period indicated:

	Deferred Financing Charges	Deferred Leasing Charges	Total
	(in thousands)
Balance as of December 31, 2005	$4,577	$345	$4,922
Additions	14	(1)	13
Amortization	(272)	(99)	(371)

Balance as of March 31, 2006	$4,319	$245	$4,564

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Cash Call Receivable

Cash call receivable represents the Company’s proportionate share of planned authorized expenditures payable to the operator upon execution of the final drilling authorization of expenditures and an advance payment to a drilling contractor to secure a drilling rig. The advance payment to a drilling contractor will be applied against future rig drilling costs over the next three years.

Total
(in thousands)
Balance as of December 31, 2005	$391
Cash call applied to expenditures	(151)
Amounts advanced	1,825

Balance as of March 31, 2006	$2,065

4. Property and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia and Wyoming in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to March 31, 2006:
Cost:
Unproved properties, not being amortized	$75,848	$3,069	$78,917
Proved properties	135,473	1,596	137,069

Total natural gas and oil properties	211,321	4,665	215,986
Furniture, equipment and other	470	16	486

Total property and equipment	211,791	4,681	216,472
Impairment of proved natural gas and oil properties	(56,714)	(605)	(57,319)
Accumulated depreciation, depletion and amortization	(22,476)	—	(22,476)

Total property and equipment at March 31, 2006, net	$132,601	$4,076	$136,677

As of March 31, 2006, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $4.9 million and $74.0 million, respectively.

As of March 31, 2006 and 2005, the results of management’s ceiling test evaluation resulted in an impairment of the U.S. proved properties of $37.3 million and $4.4 million, respectively. Management determined that an impairment was not required on the Australian properties at March 31, 2006 and 2005.

5. Long-Term Debt

The following shows the Company’s long-term debt as of the dates indicated:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Senior secured notes	$58,297	$57,546
Subordinated unsecured notes payable	3,097	3,085
Convertible senior debentures	30,000	30,000

Total net carrying value of long-term debt	91,394	90,631
Debt discount costs to be accreted	14,856	15,619

Total long-term debt at maturity	$106,250	$106,250

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For the three months ended March 31, 2006 and 2005, the Company recorded debt discount amortization of $763,000 and $162,000, respectively.

Senior Secured Notes

On June 17, 2005, the Company issued $63.0 million in principal amount of senior secured notes (“Senior Secured Notes”). On September 19, 2005, the Company issued to the holders of the Senior Secured Notes an additional $10.0 million of Senior Secured Notes on substantially the same terms as the original June 2005 private placement. The Senior Secured Notes are secured by substantially all of the Company’s assets, bear interest at the sum of the three-month LIBOR rate plus 6% (11% at March 31, 2006), payable quarterly and mature five years and one day from the date of issuance. The Senior Secured Notes are redeemable in whole or in part prior to maturity at the Company’s option at any time after the first anniversary date of issuance upon payment of the principal and accrued and unpaid interest plus a premium ranging from 5% to 3% of redeemed principal; provided that, a redemption at the Company’s option is not permitted following the public announcement of certain pending, proposed or intended change of control transactions.

In connection with the Senior Secured Notes issuances, the Company agreed to issue to the note holders, for no additional consideration, common shares in increments valued at $3.6 million (CDN$4.5 million) with respect to the $63.0 million of Senior Secured Notes and additional common shares in increments valued at $606,000 (CDN$714,286) with respect to the $10.0 million of Senior Secured Notes at closing and on each of the six, twelve and eighteen-month anniversaries of the closing date, valued on a five day weighted average trading price immediately prior to the date of issuance. On March 20, 2006, the six-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 152,299 common shares valued at $606,000 (CDN$714,286). The issuance of common shares was recorded based on their fair issuance values recorded to common shares issued and a corresponding reduction in the liability to be settled by the issuance of common shares.

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

Convertible Senior Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures (“Convertible Senior Debentures”). The Convertible Senior Debentures have a term of five years, bear interest at 9.75% per annum, payable quarterly and mature on November 20, 2009. The Convertible Senior Debentures are convertible by the holders into common shares at a conversion price of $4.38 per share. The Convertible Senior Debentures are not redeemable by the Company on or before November 12, 2006, except in the event of the satisfaction of certain conditions after a “change of control”, as defined in the Trust Indenture. After November 12, 2006, the Convertible Senior Debentures may be redeemed at any time by the Company at a redemption price equal to par plus accrued and unpaid interest; provided that, the volume weighted average trading price of the common shares of the Company, for at least 20 trading days in any consecutive 30-day period, equals or exceeds $5.69.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Liability to be Settled by the Issuance of Company Shares

The liability to be settled by the issuance of Company common shares at December 31, 2005 was comprised of future issuance obligations in connection with the Senior Secured Notes and the GeoStar acquisition. On March 20, 2006, the six-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 152,299 common shares valued at $606,000 (CDN$714,286). On March 31, 2006, the Company issued 548,128 common shares to GeoStar valued at $2.1 million as part of the final purchase price adjustment in connection with the GeoStar acquisition. At March 31, 2006, the liability to be settled is comprised of the remaining twelve-month and eighteen-month Senior Secured Notes anniversary issuances.

7. Interest Expense

The following table summarizes the Company’s interest expense components for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash and accrued	$2,723	$1,706
Amortization of deferred financing costs and debt discount	1,035	447

Total	$3,758	$2,153

8. Share Based Compensation

Share-based compensation plan

The Company’s Stock Option Plan authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Option grant expirations vary between five and ten years. Vesting generally occurs over a four-year period at 25% per year. Once exercisable, the employee may purchase common shares of the Company at the market price on the date the option was granted. New common shares are issued in regards to stock option exercises.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, using the modified prospective application method. In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R “Share Based Payments”, which addressed the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement supersedes APB Opinion No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Because the Company had previously adopted SFAS 123 and recorded the fair value of stock options granted after January 1, 2003, SFAS 123R had minimal impact upon adoption effective January 1, 2006.

Determining Fair Value Under SFAS No. 123R

Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes-Merton valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Expected Life. The expected life of awards granted represents the period of time that stock options are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107 for all stock options issued with ten-year grant expiration. An expected life of five years was utilized for all stock options with five-year grant expiration.

Expected Volatility. Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of its common shares at the date of grant based on its historical volatility.

Risk-Free Interest Rate. The Company assumes a risk-free interest rate of 5.0% in the Black-Scholes-Merton option valuation model, which approximates the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. The Company has not paid any cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future. Consequently, a dividend yield of zero is utilized in the Black-Scholes-Merton valuation model.

Expected Forfeitures. To date the Company has had limited forfeitures and thus has not included expected forfeitures in determining compensation expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. During the first quarter of 2006 and 2005, we granted 280,000 and 2,500 stock options, respectively. A summary of the weighted average assumptions and results for stock options granted during the three months ended March 31, 2006 and 2005 are as follows:

	For the Three Months Ended March 31,
	2006	2005
Expected life (in years)	6.5	5.0
Expected volatility	42.0%	42.0%
Risk-free interest rate	5.0%	5.0%
Expected dividend yield	0.0%	0.0%
Expected forfeiture rate	0.0%	0.0%
Weighted average grant date fair value of stock options granted	$1.57	$1.43

Share Based Compensation

For the three months ended March 31, 2006 and 2005, the Company recorded $480,000 and $793,000, respectively, in stock-based compensation expense for stock options granted using the fair-value method and $8,000 for director fees waived during the quarter. All stock based compensation costs were expensed and not tax effected as the Company currently records no tax expense.

At March 31, 2006, the Company had unvested stock options to purchase 4,994,750 million shares with a weighted average grant date fair value of $0.98. As of March 31, 2006, the Company had approximately $2.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be amortized over the following periods:

(in thousands)
2006	$1,467
2007	967
2008	357
2009	96
2010	11

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below reflects the pro-forma impact of stock-based compensation on the Company’s net loss and loss per share had the Company applied SFAS No. 123R to stock options granted prior to January 1, 2003 that vested in 2005 and subsequent periods:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Net loss, as reported	$(42,910)	$(7,636)
Cost of compensation expense using fair value (not tax effected)	—	(270)

Net loss, pro forma	$(42,910)	$(7,906)

Net loss per share, as reported	$(0.26)	$(0.07)
Net loss per share, pro forma	$(0.26)	$(0.07)

Stock Option Activity

The following table summarizes the changes and option exercise prices for stock options under the Company’s Stock Option Plan for three months ended March 31, 2006:

	Number of Shares Under Option	Weighted Average Exercise Price (1)		Weighted Average Grant Date Fair Value per Share
		CDN$	US$
Stock options outstanding as of December 31, 2005	17,500,600	3.02	2.04	$1.24
Stock options granted	280,000	5.01	4.32	$1.57
Stock options exercised (2)	(2,023,200)	2.76	1.80	$1.43

Stock options outstanding as of March 31, 2006	15,757,400	3.07	2.13	$1.22

Stock options exercisable as of March 31, 2006	10,762,650	2.85	1.88	$1.33

(1)	Stock option grants are denominated in CDN$. U.S. dollar equivalent was calculated at the exchange rate that existed on the date of grant.
(2)	Includes 1,131,106 stock options forfeited due to cashless exercise.

As of March 31, 2006, the aggregate intrinsic value of outstanding stock options was $33.6 million, and the remaining weighted average contractual life was 1.6 years. As of March 31, 2006, the aggregate intrinsic value of outstanding exercisable stock options was $8.1 million, and the remaining weighted average contractual life was 0.7 years.

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Total fair value of stock options issued	$440	$14
Total intrinsic value of stock options exercised	$3,710	$2,991

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of March 31, 2006:

Exercise Prices	Number of Shares Under Stock Options		Expiration Date
	Outstanding	Exercisable
CDN$2.76 ($1.80)	8,951,400	8,951,400	July 13, 2006
CDN$2.81 ($1.80)	700,000	525,000	April 29, 2007
CDN$3.70 ($2.73)	725,000	181,250	April 20, 2009
CDN$3.41 ($2.47)	4,410,000	1,102,500	August 4, 2009
CDN$3.50 ($2.84)	345,000	—	June 24, 2010
CDN$3.40 ($2.76)	50,000	—	June 28, 2010
CDN$3.25 ($2.74)	150,000	—	September 7, 2010
CDN$4.00 ($3.42)	40,000	—	September 20, 2010
CDN$4.80 ($3.86)	10,000	2,500	March 1, 2010
CDN$4.30 ($3.54)	21,000	—	April 4, 2010
CDN$4.50 ($3.81)	75,000	—	October 18, 2015
CDN $5.01($4.53)	280,000	—	January 16, 2016

	15,757,400	10,762,650

9. Loss per Share

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

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share amounts)
Basic and diluted loss per share and shares outstanding:
Net loss	$(42,910)	$(7,636)
Weighted average common shares outstanding	164,796,868	113,788,198
Basic and diluted loss per share	$(0.26)	$(0.07)

Common shares excluded from the denominator as anti-dilutive:
Stock options	15,757,400	23,228,600
Warrants	2,970,313	4,997,288
Convertible debentures	6,849,315	6,849,315
Liability to be settled by issuance of common shares (1)	2,098,304	—

Total	27,675,332	35,075,203

1.	Assumes conversion of liability to be settled by issuance of common shares for the Senior Secured Notes at a March 31, 2006 closing price of CDN$4.97 per common share.

10. Common Stock

On February 3, 2006, the Company issued 21,948 common shares valued at $84,000 upon exercise of warrants at CDN$4.65 per share issued in connection with the sale of the Convertible Senior Debentures.

On March 20, 2006, the Company issued 152,299 common shares valued at $606,000 (CDN$714,286) based upon a five-day weighted average trading price of CDN$4.69 per share upon the six-month anniversary of the private placement of $10.0 million Senior Secured Notes.

On March 31, 2006, in connection with Gastar’s June 2005 purchase of the GeoStar Acquisition Properties, the Company issued to GeoStar as part of the final purchase price adjustment 548,128 common shares valued at CDN$4.50 per share, or $2.1 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the three months ended March 31, 2006, pursuant to the Company’s Stock Option Plan, the Company issued 892,094 commons shares in connection with the cashless exercise of stock options.

11. Warrants

In February 2006, the Company issued 21,948 common shares upon exercise of warrants related to the Convertible Senior Debentures, resulting in total warrants outstanding at March 31, 2006 of 2,970,313 warrants.

12. Commitments and Contingencies

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

Western Gas Resources, Lance oil and Gas Company, Inc. and Williams Production RMT Company vs. First Sourcenergy Wyoming, Inc. and First Sourcenergy Group, Inc. On May 3, 2005, FSW and FSG, both wholly owned Company subsidiaries, were party to a complaint concerning a June 2002 Lease Exchange and Purchase Agreement between certain of the parties. The issue involves a certain natural gas gathering agreement and its applicability to some of the properties exchanged under the June 2002 Agreement. A formal response to the complaint was filed in June 2005. Discovery on this matter is just beginning, and as such it is premature to assess a probability of success in defense of this action or of the Company’s exposure if liability were to be found. The Company believes that it has multiple strong defenses to this action and intends to continue to vigorously defend against the claim.

Navasota Resources L.P. vs. First Source Texas, Inc., First Source Gas L.P. and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. This litigation matter is currently in the discovery stage and the Company intends to vigorously defend against the claim.

East Texas Lease Dispute. Certain members of a family from which leases were obtained claim to own unleased mineral interests in the same tract covering approximately 2,600 gross acres (1,500 net disputed acres) in Leon County, Texas on which the Company’s Lone Oak Ranch Well No. 1 is drilled. These family members have demanded an accounting of the revenue and expenses on the drilled well.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Based on the accounting, there does not appear to be a basis for any adverse claim against the Company that would give rise to a monetary damage award at this time. However, the existence of unleased mineral interests in this tract could adversely impact future development of the tract. The Company intends to vigorously defend against this claim.

Burning Rock Energy, LLC, et al vs. First Sourcenergy Wyoming, Inc. (now Gastar Exploration USA, Inc.), et al. Burning Rock contends in this 2006 lawsuit that Gastar and the operator of certain Wyoming properties were obligated under a January 1, 2004 Exchange Agreement to make lease maintenance payments on certain leases to be assigned to Burning Rock under the Exchange Agreement. The case is in the discovery phase and the Company intends to vigorously defend against the claim.

Commitments

In March 2006, the Company entered into an agreement with a drilling contractor to provide contracted drilling services in the Hilltop Area of East Texas for a three year period at agreed upon day rates. The Company made an initial payment of $1.0 million upon execution of the agreement and is required to make a second advance payment of $1.0 million upon rig delivery, which is anticipated prior to year end 2006. The advance payments will be amortized over the three-year term of the agreement. The Company is required to pay the drilling contractor a minimum of $6.3 million per year in drilling day rate fees, net of the amortization of the advance payments, during the term of the agreement.

13. Differences between Canadian and U.S. Generally Accepted Accounting Principles

The Condensed Consolidated Financial Statements have been prepared in accordance with US GAAP. United States principles differ from Canadian principles as follows:

Reconciliation of Net Loss under US GAAP to Canadian GAAP

Condensed Consolidated Statement of Operations – Canadian GAAP

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Net loss in accordance with U.S. principles	$(42,910)	$(7,636)

Impact of Canadian principles:
Depreciation, depletion and amortization (1)(4)	(2,714)	(410)
Natural gas and oil impairment (4)	37,302	4,410
Mineral resource properties (3)	156	29
Accretion expense on convertible notes (2)	(14)	(14)
Amortization expense - deferred charges (5)(6)	(764)	(161)
Interest - debt discount (5)(6)	764	161

Net adjustments	34,730	4,015

Net loss in accordance with Canadian principles	$(8,180)	$(3,621)

Loss per common share in accordance with Canadian principles:
Basic and diluted	$(0.05)	$(0.03)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Statements of Operations – Canadian GAAP

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except per share and share amounts)
REVENUES	$6,623	$4,731

EXPENSES:
Lease operating, transportation and selling expenses	1,960	1,315
Depreciation, depletion and amortization (4)	7,023	3,100
Accretion on asset retirement obligation	57	19
General and administrative expenses	2,519	1,765

LOSS FROM OPERATIONS	(4,936)	(1,468)

Interest expense (5)(6)	(3,772)	(2,167)
Investment income	527	40
Foreign exchange gain	1	(26)

LOSS BEFORE INCOME TAX	(8,180)	(3,621)
Provision for income taxes (7)	—	—

NET LOSS	$(8,180)	$(3,621)

NET LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	164,796,868	113,788,198

Condensed Consolidated Balance Sheet (US GAAP and Canadian GAAP)

	As of March 31, 2006		As of December 31, 2005
	U.S. GAAP	Canadian GAAP	U.S. GAAP	Canadian GAAP
	(in thousands)
ASSETS

Current assets	$54,360	$54,360	$69,468	$69,468
Deferred charges (5)(6)	4,564	19,419	4,922	20,541
Cash call receivable	2,065	2,065	391	391
Property and equipment, net (1) (3) (4)	136,677	185,234	165,347	179,158

Total assets	$197,666	$261,078	$240,128	$269,558

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$13,000	$13,000	$13,942	$13,942
Senior secured notes (6)	58,297	73,000	57,546	73,000
Subordinated, unsecured notes payable (5)	3,097	3,250	3,085	3,250
Convertible senior debentures (2)	30,000	29,796	30,000	29,782
Asset retirement obligation	3,615	3,615	3,558	3,558
Liability to be settled by issuance of common shares	8,498	8,498	11,221	11,221
Shareholders’ equity (2)	81,159	129,919	120,776	134,805

Total liabilities and shareholders’ equity	$197,666	$261,078	$240,128	$269,558

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reconciliation of Shareholders’ Equity under US GAAP to Canadian GAAP:

	As of March 31,
	2006	2005
	(in thousands)
Shareholders’ equity, in accordance with U.S. principles	$81,159	$120,776
Convertible notes, beneficial conversion feature (2)	204	218
Mineral resource properties (3)	298	141
Natural gas and oil properties (1)(4)	48,258	13,670

Shareholders’ equity, in accordance with Canadian principles	$129,919	$134,805

(1)	In accordance with U.S. principles, the Company recognizes revenue and expenses on the income statement without regard to levels of commercial production and calculated and reported depletion on the income statement. For Canadian principles, since the Company had not reached commercial levels of production, it was considered to be in the pre-production stage. While in the pre-production stage, the Company netted their natural gas and oil revenue and lease operating expenses against natural gas and oil properties on the balance sheet and did not record depletion on their natural gas and oil properties. The Company was in the pre-production stage until June 30, 2002.
(2)	In accordance with U.S. principles, the amount of Convertible Senior Debentures is recognized as debt and is offset by the value attributable to the beneficial conversion feature. The value of the warrants attached to debt as well as the value of the conversion feature of the convertible debt is recognized as paid-in capital in Shareholders’ Equity. The amortization of the beneficial conversion feature is amortized over the term of the related convertible notes. For Canadian principles, these convertible notes are considered to be compound financial instruments and the liability component and the equity component must be presented separately as determined at initial recognition.
(3)	In accordance with U.S. principles, expenditures on mineral resource properties are expensed. For Canadian principles, the Company capitalizes expenditures on mineral resource properties.
(4)	In accordance with U.S. principles, a ceiling test is applied to ensure the unamortized capitalized costs in each cost center do not exceed the sum of the present value, discounted at 10 percent, of the estimated unescalated future net operating revenue from proved reserves plus unimpaired unproved property costs less future development costs, related production costs, abandonment and reclamation costs and applicable taxes, as determined by independent engineers. For Canadian principles, the Company adopted the new Canadian guideline AcG-16 in 2003, in which a similar ceiling test calculation is performed with the exception that cash flows from proved reserves are undiscounted and utilize forecast pricing, based on sales prices achievable under existing contracts and posted average reference prices in effect between the end of the year and the finalization of the year end audit and current costs to determine whether impairment exists. Any impairment amount is measured using the fair value of proved and probable reserves. Unproved properties are tested separately for impairment.

In computing its consolidated net loss for US GAAP purposes, the Company recorded a write down of properties in 2000, 2001, 2002, 2003, 2004, 2005 and 2006 as a result of the application of the US GAAP ceiling test. For Canadian principles, the Company recorded a write down in 2002 and 2003 only. Therefore, the depletion base of unamortized capitalized costs is less for US GAAP purposes.

Effective January 1, 2004, the Canadian Accounting Standard’s Board amended the Full Cost Accounting Guideline. Under Canadian GAAP, depletion charges are calculated by reference to proved reserves estimated using estimated future prices and costs. Under US GAAP, depletion charges are calculated by reference to proved reserves estimated using constant prices.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying consolidated financial statements and related notes included elsewhere in this Form 10-Q. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly in “Risk Factors” and “Cautionary Notes Regarding Forward Looking Statements”, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur.

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as coal bed methane, or CBM. We currently are pursuing conventional natural gas exploration in the Deep Bossier play in the Hilltop area in East Texas and the Appalachian Basin in West Virginia. Our primary CBM properties are in the United States in the Powder River Basin and in the Gunnedah and Gippsland Basins of Australia.

Recent Activities

Hilltop Area, East Texas

During the three months ended March 31, 2006, we continued our exploratory drilling program in the Hilltop area of East Texas. In March 2006, we placed the Donelson #1 (100% working interest) and #2 (100% working interest) wells on production. The Donelson #1 is producing from the lower Bossier formation, while the Donelson #2 is producing from the Knowles formation.

During the quarter, drilling commenced on the Wildman Trust #1 (67% working interest) in the Hilltop area. This well has been drilled to a total depth of 15,750 feet. The well encountered a series of upper Bossier sands that appear productive based on log analysis and drilling shows between the depths of 14,000 and 15,590 feet. We have started completion operations on the well with initial production expected by June 2006.

Gastar anticipates spudding two additional Bossier wells within the near future. The John Parker #1 well (42% working interest) will be drilled to a middle Bossier target with an estimated total depth of 17,500 feet. This well will be located on the northwestern portion of our leasehold position and is in a structural position projected to be similar to recent successful wells drilled in close proximity. The Wildman Trust #2 (56% working interest) well will be drilled to a lower Bossier target with an estimated total depth of 19,200 feet. This well will be drilled to test the same lower Bossier series of sands that are productive in Gastar’s Donelson #1 well in addition to upper Bossier sands found in the Wildman Trust #1 well.

Gastar’s operational plans for the deep Bossier play for the remainder of 2006 include the drilling of at least two additional deep Bossier wells following the John Parker #1 and the Wildman Trust #2 wells and the anticipated completion of a large scale 3-D seismic survey that will cover the majority of Gastar’s acreage position in the Hilltop area.

PEL 238, Gunnedah Basin, New South Wales, Australia.

We have a 35% interest in PEL 238, a CBM property covering approximately 2.0 million gross acres (700,000 net acres), located in the Gunnedah Basin of New South Wales approximately 250 miles northwest of Sydney, Australia,. During the three months ended March 31, 2006, we and our joint venture partners continued our drilling and completion program that started in 2003.

In the first quarter of 2006, the operator spudded two of nine new vertical coal seam natural gas wells to be drilled within the Bohena Project Area. The drilling and completion program will consist of the drilling and fracture stimulation of eight closely spaced new production wells on approximately 40-acre well spacing in close proximity to an existing well and the drilling of a pressure monitoring well some distance from the production pilot well. The pressure monitoring well is located 2.2 kilometers (1.4 miles) north of the existing well to assist in determining the extent of in-seam permeability communication. The eight new wells will be perforated in the Bohena coal seam and then hydraulically fracture stimulated before being placed into test production. The closely spaced “nine-spot” production pilot is designed to accelerate dewatering of the thick Bohena coal seam and to achieve commercial natural gas production rates in a shorter period than would be possible for an isolated well or for wells drilled on wider spacing.

EL 4416, Gippsland Basin, Victoria, Australia

We have a 75% interest in the CBM rights in EL 4416, an approximate 1.1 million gross acre property (825,000 net acres), covering a substantial portion of the onshore Gippsland Basin. The property is located east of Melbourne in the State of Victoria, Australia. Subsequent to the end of the first quarter of 2006, we began initial long-term testing of the first of two wells recently completed on EL 4416. We plan to initiate testing on the second well within the second quarter of 2006 and will monitor the performance of the wells to evaluate the viability of commercial CBM production from this property.

Results of Operations

The following is a comparative discussion of the results of operations for the three months ended March 31, 2006 and 2005. It should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q.

Net loss. We reported a net loss attributable to common shares for the three months ended March 31, 2006 of $42.9 million, compared to a net loss of $7.6 million for the three months ended March 31, 2005.

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of $6.6 million for the three months ended March 31, 2006, up from $4.7 million for the comparable period in 2005. This increase was attributable to the commencement of production of natural gas from several new wells in East Texas in 2005 and early 2006, including the commencement of production from the Lone Oak Ranch #1 and Greer #1 in mid-2005 and the Donelson #1 and #2 in early 2006, additional production from new CBM wells drilled in the Powder River Basin and higher prices for both natural gas and oil. These increases were offset by natural production declines for wells drilled in 2004 and 2005. Of the increase in revenues, 42% was attributed to higher production rates and 58% resulted from price increases.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
Production:
Natural gas (MMcf)	993.3	849.0
Oil (MBbls)	0.3	0.7
Total (MMcfe)	994.9	853.2

MMcfe per day	11.1	9.5

Average sales prices:
Natural gas (per Mcf)	$6.65	$5.53
Oil (per Bbl)	$62.49	$48.80

Lease operating, transportation and selling. We reported expenses for lease operating, transportation and selling of $2.0 million for the three months ended March 31, 2006, up from $1.3 million for the comparable period in 2005. This increase was attributable to higher production volumes and an increase in the number of producing wells. Our lease operating expense per Mcfe increased to $1.97 per Mcfe during the first three months of 2006 from $1.54 per Mcfe for the comparable period in 2005. The increase in per Mcfe cost primarily was the result of higher Texas fixed fee natural gas plant treatment costs.

Depletion, depreciation and amortization. We reported depletion, depreciation and amortization (“DD&A”) of $4.3 million for the three months ended March 31, 2006, up from $2.7 million for the comparable period in 2004. DD&A increased primarily due to higher production rates and a higher DD&A rate per unit. Of the increase in DD&A expense, 28% was attributed to higher production rates and 72% was due to an increase in DD&A rate per unit. The DD&A rate for the period ended March 31, 2006 was $4.33 per Mcfe, compared $3.15 per Mcfe for the period ended March 31, 2005.

Impairment of natural gas and oil properties. We reported a non-cash ceiling test impairment of natural gas and oil properties for the three months ended March 31, 2006 of $37.3 million, up from the $4.4 million reported for the comparable period in 2005. This was the result of a decline in natural gas prices from year end 2005, together with limited first quarter drilling results in East Texas and the related lag in reserve recognition. At March 31, 2006, the natural gas price utilized for ceiling impairment was $7.16 per Mcfe, held constant, a 34% decline from year end 2005 comparable price of $10.80 per Mcf. The decrease in natural gas prices significantly impacted the estimated future net cash flows discounted at 10% of our Wyoming properties. Proved property costs increased by $6.9 million during the three months ended March 31, 2006. The impairment of natural gas and oil properties for the three months ended March 31, 2005 of $4.4 million was based on a natural gas price of $7.17 per Mcfe, held constant.

Interest and debt related items. We reported interest expense of $3.8 million for the three months ended March 31, 2006, up from $2.2 million for the comparable period in 2005. This increase was due to an increase in debt outstanding as a result of the issuance of $73.0 million of senior secured notes in June and December 2005, which was partially offset by the repayment of $25.0 million senior unsecured notes in June 2005.

General and administrative expenses. We reported general and administrative expenses of $2.5 million for the three months ended March 31, 2006, up from $1.8 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to a higher level of permanent and contract staff and professional service charges.

Investment income and other. We reported $527,000 in investment income and other for the three months ended March 31, 2006, up from $40,000 for the comparable period in 2005. This increase was due to investment income earned on the cash balances from the proceeds received as a result of the issuance of common shares in November 2005.

Liquidity and Capital Resources

For the three months ended March 31, 2006, our cash flow from operations was a deficit of $832,000, and expenditures on natural gas and oil properties totaled $12.8 million. At March 31, 2006, approximately $45.8 million remained in available cash and cash equivalents for future capital expenditures.

Pursuant to the terms of our senior secured notes, we have the right, exercisable quarterly to June 16, 2007, to require the original purchasers of the senior secured notes to purchase additional notes in an amount limited to an aggregate of $10.0 million in principal, provided that we comply with proved plus probable reserve present value discounted at 10%, or PV(10), to net senior secured debt coverage ratio of 2.0:1 and other general covenants and conditions. The PV(10) value is to be based on a third party independent reserve report utilizing constant pricing based on the lower of current natural gas and oil prices, adjusted for area basis differentials, or $6.00 per Mcf of natural gas and $40.00 per barrel of oil. Utilizing the same reserve pricing criteria above, the proved plus probable reserves PV(10) (“2P PV(10)”) to net senior secured notes debt reserve maintenance ratio covenant must be a minimum of 1.5:1 from date of issuance of the notes up to the first anniversary date. On the first anniversary date of the senior secured notes, the 2P PV(10) reserve ratio maintenance covenant increases to a minimum of 2.5:1, on the second anniversary to 3.0:1 and on the third anniversary and for all test periods thereafter until maturity to 3.5:1. We must maintain compliance with the reserve ratio covenants at all future quarterly and annual covenant determination dates or be subject to mandatory principal redemptions under certain conditions. The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans, particularly our drilling plans in East Texas, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, the issuance of additional senior secured notes or the issuance of additional equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We are in the early stages of exploration and development of our East Texas properties. Amounts and timing of future cash flows is dependent on confirmation of production from recently completed wells, together with the success of currently drilling and to be drilled wells. We cannot be certain that future funds will be available to fully execute our business plan. During 2005 and continuing into 2006, the availability of capital for companies in the energy industry has been high.

Our 2006 capital expenditure budget is estimated to total $66.0 million, of which $56.0 million is estimated to be spent on conventional natural gas and oil exploration and development operations, $4.0 is estimated to be spent on CBM projects in the United States and $6.0 is estimated to be spent on CBM projects in Australia. Given the forecasts for natural gas and oil prices, cash on hand, projected production volume increases and our ability to issue up to an additional $10.0 million of senior secured notes, we believe that sufficient cash will be available to execute our business and operational plans for at least the next 12 months.

We are highly dependent upon natural gas pricing. A material decrease in current and projected natural gas prices could impact our ability to fund future activities, impair our ability to raise additional capital on acceptable terms and result in a financial covenant default under the senior secured notes, resulting in mandatory principal reduction under certain conditions. Under the terms of our senior secured notes, the proceeds from asset sales must first be offered to the holders of the senior secured notes as repayment of outstanding debt.

We currently have no natural gas price financial instruments or hedges in place. Our natural gas marketing contracts use “spot” market prices. We may enter into long-term fixed-price natural gas contracts, swap or hedge positions, other gas financial instruments or financial derivatives later in 2006. A senior secured notes covenant restricts us from hedging more than 50% of future production.

As of March 31, 2006, we were in compliance with all debt covenants.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying condensed consolidated financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in our Annual Report of Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the three months ended March 31, 2006, a 10% change in the prices received for natural gas production would have had an approximate $660,000 impact on our revenues. To date, we have not entered into hedge transactions to mitigate our commodity pricing risk.

Interest Rate Risk

The carrying value of our debt approximates fair value. At March 31, 2006, we had approximately $106.3 million in principal amount of long-term debt of which $73.0 million of the senior secured notes was subject to a floating interest rate of LIBOR plus 6%. A 10% fluctuation in interest rates would have an approximate $337,000 impact on annual interest expense.

Currency Translation Risk

Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 4. Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures. As defined in Exchange Act Rule 13a-15(e) and 15d-15(e), disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to provided reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All current legal proceedings are set forth in Note 10 of the Notes to Consolidated Financial Statements for the three months ended March 31, 2006, included herein.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 7, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On March 31, 2006, in connection with Gastar’s purchase of the GeoStar Acquisition Properties in June 2005, the Company issued to GeoStar as part of the final purchase price adjustment 548,128 common shares valued at CDN$4.50 per share, or $2.1 million. The issuance of the shares and unsecured subordinated notes to GeoStar was exempt from registration pursuant to Section 4(2) under the Securities Act.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of the chief financial officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. ††

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date: May 12, 2006	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2006	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (1)

3.2	Bylaws of Gastar Exploration Ltd. (1)

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee. (1)

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.3	Form of placement agent warrant to purchase common shares of Gastar Exploration Ltd. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.4	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.5	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.6	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.7	Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes. (1)

4.8	Form of Senior Secured Note dated as of June 17, 2005. (1)

4.9	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein. (1)

4.10	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005. (1)

4.11	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005. (1)

4.12	Placement agent warrant to purchase 510,525 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004. (1)

4.13	Placement agent warrant to purchase 1,989,475 common shares of Gastar Exploration Ltd. in connection with the sale of $10.0 million in principal amount of 15% subordinated notes in October 2004. (1)

4.14	Form of 10% subordinated note issued June 2004. (1)

4.15	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with the sale of 10% subordinated notes in June 2004. (1)

4.16	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with a private placement of working interests in 2002. (1)

4.17	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005. (1)

4.18	First Amendment dated September 6, 2005 to Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes. (1)

4.19	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005. (1)

4.20	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005. (1)

4.21	Facsimile of common share certificate of the Company. (1)

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated February 14, 2004, as amended. (1)

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter. (1)

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A. Gerlich. (1)

10.4	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005. (1)

10.5	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005. (1)

10.6	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005. (1)

10.7	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005. (1)

10.8	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001. (1)

10.9	Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001. (1)

10.10*	Form of Gastar officer stock option grant. (2)

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005. (1)

21.1	Subsidiaries of Gastar Exploration Ltd. (2)

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of the chief financial officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. ††

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-127498), as filed with the Securities and Exchange Commission on January 4, 2006.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2006.