Form 10-Q
period 2006-06-30
GASTAR EXPLORATION LTD
filed 2006-08-14
CIK 1170154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Total number of common shares, no par value per share, outstanding as of August 14, 2006 was 167,909,420.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2006

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

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,922	$61,144
Revenues receivable	3,148	4,416
Accounts receivable, net	1,819	40
Due from related parties	2,255	2,317
Prepaid expenses	1,095	1,551

Total current assets	47,239	69,468

DEFERRED CHARGES	4,192	4,922

CASH CALL RECEIVABLE	4,515	391

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	83,895	73,580
Proved properties	145,813	129,592

Total natural gas and oil properties	229,708	203,172
Furniture and equipment	503	360

Total property and equipment	230,211	203,532
Accumulated depreciation, depletion and amortization	(83,359)	(38,185)

Total property and equipment, net	146,852	165,347

TOTAL ASSETS	$202,798	$240,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,809	$3,935
Accrued interest	2,403	2,418
Accrued drilling and operating costs	5,647	3,008
Other accrued liabilities	3,335	2,465
Due to related parties	—	2,116

Total current liabilities	23,194	13,942

LONG-TERM LIABILITIES:
Long-term debt	92,164	90,631
Asset retirement obligation	3,766	3,558
Liability to be settled by issuance of common shares	4,855	11,221

Total long-term liabilities	100,785	105,410

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 167,909,420 and 164,674,266 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	173,906	167,456
Additional paid-in capital	7,769	6,509
Accumulated other comprehensive loss	(30)	—
Accumulated deficit	(102,826)	(53,189)

Total shareholders’ equity	78,819	120,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,798	$240,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
REVENUES	$6,684	$4,943	$13,307	$9,674

EXPENSES:
Lease operating, transportation and selling expenses	2,128	477	4,088	1,792
Depreciation, depletion and amortization	3,565	2,275	7,874	4,965
Impairment of natural gas and oil properties	—	4,288	37,301	8,698
Accretion of asset retirement obligation	57	24	114	43
Mineral resource properties	33	5	190	34
General and administrative expenses	3,107	1,772	5,626	3,537

Total expenses	8,890	8,841	55,193	19,069

LOSS FROM OPERATIONS	(2,206)	(3,898)	(41,886)	(9,395)

OTHER (EXPENSES) INCOME:
Interest expense	(3,816)	(4,955)	(7,575)	(7,108)
Investment income and other	492	22	1,020	62
Litigation settlement expense	(1,200)	—	(1,200)	—
Foreign exchange gain	3	168	4	142

LOSS BEFORE INCOME TAXES	(6,727)	(8,663)	(49,637)	(16,299)
Provision for income taxes	—	—	—	—

NET LOSS	$(6,727)	$(8,663)	$(49,637)	$(16,299)

NET LOSS PER SHARE:
Basic and diluted	$(0.04)	$(0.07)	$(0.30)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	166,513,762	117,286,718	165,663,086	115,547,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2005	164,674,266	$167,456	$6,509	$—	$(53,189)	$120,776	$—

Exercise of stock options – cashless	905,636	—	—	—	—	—	—
Share warrants exercised – cash	21,948	84	—	—	—	84	—
Issuance of shares, senior secured debt	1,759,442	4,249	—	—	—	4,249	—
Issuance of shares, GeoStar Acquisition final settlement	548,128	2,117	—	—	—	2,117	—
Stock based compensation	—	—	1,260	—	—	1,260	—
Foreign currency translation	—	—	—	(30)	—	(30)	(30)
Net loss	—	—	—	—	(49,637)	(49,637)	(49,637)

Balance at June 30, 2006	167,909,420	$173,906	$7,769	$(30)	$(102,826)	$78,819	$(49,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,637)	$(16,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	7,874	4,965
Impairment of natural gas and oil properties	37,301	8,698
Amortization of deferred lease costs	200	136
Stock based compensation	1,260	1,540
Amortization of deferred financing costs and debt discount	2,077	2,818
Accretion of asset retirement obligation	114	43
Other	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(449)	(2,255)
Prepaid expenses	456	177
Accounts payable and accrued liabilities	9,252	11,019

Net cash provided by operating activities	8,448	10,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call receivable	(4,124)	3,496
Development and purchases of natural gas and oil properties	(26,441)	(36,771)
Purchase of natural gas and oil properties from related parties	—	(30,900)
Proceeds from sale of natural gas and oil properties	—	2
Purchase of furniture, equipment and other	(143)	(93)

Net cash used in investing activities	(30,708)	(64,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(26,483)
Proceeds from issuance of senior secured notes	—	63,000
Proceeds from issuance of common shares, net of share issue costs	84	17,097
Deferred financing charges and other	(46)	(2,717)

Net cash provided by financing activities	38	50,897

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,222)	(2,529)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,144	15,842

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,922	$13,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—

Cash paid for interest	$5,512	$4,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd, (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005. Such policies have been continued without change except for the adoption of Financial Accounting Standards Board (“FASB”) SFAS 123R, “Shared Based Payments” (“SFAS 123R”). Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

The following table sets forth information regarding deferred charges for the period indicated:

	Deferred Financing Charges	Deferred Leasing Charges	Total
	(in thousands)
Balance as of December 31, 2005	$4,577	$345	$4,922
Additions	14	—	14
Amortization	(544)	(200)	(744)

Balance as of June 30, 2006	$4,047	$145	$4,192

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

Total
(in thousands)
Balance as of December 31, 2005	$391
Cash call applied to expenditures	(1,116)
Amounts advanced	5,240

Balance as of June 30, 2006	$4,515

4. Property and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia and Wyoming in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to June 30, 2006:
Cost:
Unproved properties, not being amortized	$80,791	$3,104	$83,895
Proved properties	143,247	2,566	145,813

Total natural gas and oil properties	224,038	5,670	229,708

Furniture, equipment and other	487	16	503

Total property and equipment	224,525	5,686	230,211

Impairment of proved natural gas and oil properties	(56,714)	(605)	(57,319)
Accumulated depreciation, depletion and amortization	(26,028)	(12)	(26,040)

Total property and equipment at June 30, 2006, net	$141,783	$5,069	$146,852

As of June 30, 2006, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $8.0 million and $75.9 million, respectively.

For the six months ended June 30, 2006 and 2005, the results of management’s ceiling test evaluation resulted in an impairment of United States proved properties of $37.3 million and $8.7 million, respectively. No impairment of natural gas and oil properties was reported for the three months ended June 30, 2006. An impairment of $4.3 million was recorded in the three months ended June 30, 2005. Management determined that an impairment was not required on the Australian properties at June 30, 2006 and 2005.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Long-Term Debt

The following summarizes the Company’s long-term debt as of the dates indicated:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Senior secured notes	$59,055	$57,546
Subordinated unsecured notes payable	3,109	3,085
Convertible senior debentures	30,000	30,000

Total net carrying value of long-term debt	92,164	90,631
Debt discount costs to be accreted	14,086	15,619

Total long-term debt at maturity	$106,250	$106,250

For the three months ended June 30, 2006 and 2005, the Company recorded debt discount amortization of $770,000 and $1.7 million, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded debt discount amortization of $1.5 million and $1.9 million, respectively.

Senior Secured Notes

On June 17, 2005, the Company issued $63.0 million in principal amount of senior secured notes (“Senior Secured Notes”). On September 19, 2005, the Company issued to the holders of the Senior Secured Notes an additional $10.0 million of Senior Secured Notes on substantially the same terms as the original June 2005 private placement. The Senior Secured Notes are secured by substantially all of the Company’s assets, bear interest at the sum of the three-month LIBOR rate plus 6% (11.48% at June 30, 2006), payable quarterly and mature five years and one day from the date of issuance. The Senior Secured Notes are redeemable in whole or in part prior to maturity at the Company’s option at any time after the first anniversary date of issuance upon payment of the principal and accrued and unpaid interest plus a premium ranging from 5% to 3% of redeemed principal; provided that, a redemption at the Company’s option is not permitted following the public announcement of certain pending, proposed or intended change of control transactions.

In connection with the Senior Secured Notes issuances, the Company agreed to issue to the note holders, for no additional consideration, common shares in increments valued at CDN$4.5 million with respect to the $63.0 million of Senior Secured Notes and additional common shares in increments valued at CDN$714,286 with respect to the $10.0 million of Senior Secured Notes at closing and on each of the six, twelve and eighteen-month anniversaries of the closing date, valued on a five day weighted average trading price immediately prior to the date of issuance. On March 20, 2006, the six-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 152,299 common shares at CDN$4.69 per share. On June 19, 2006, the twelve-month anniversary of the June 17, 2005 $63.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 1,607,143 common shares at CDN$2.80 per share. The issuance of common shares was recorded based on their fair issuance values recorded to common shares issued and a corresponding reduction in the liability to be settled by the issuance of common shares.

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

6. Liability to be Settled by the Issuance of Company Shares

The liability to be settled by the issuance of Company common shares is comprised of future issuance obligations in connection with the Senior Secured Notes and the GeoStar Acquisition. On March 20, 2006, the six-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 152,299 common shares valued at $606,000 (CDN$714,286). On March 31, 2006, the Company issued 548,128 common shares to GeoStar valued at $2.1 million as part of the final purchase price adjustment in connection with the GeoStar Acquisition. On June 19, 2006, the twelve-month anniversary of the June 17, 2005 $63.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 1,607,143 common shares valued at $3.6 million (CDN$4.5 million). At June 30, 2006, the liability to be settled is comprised of the remaining twelve-month and eighteen-month Senior Secured Notes anniversary issuances.

7. Interest Expense

The following table summarizes the Company’s interest expense components for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Cash and accrued	$2,774	$2,584	$5,498	$4,290
Amortization of deferred financing costs and debt discount	1,042	2,371	2,077	2,818

Total	$3,816	$4,955	$7,575	$7,108

8. Share Based Compensation

Share-based compensation plan

The Company’s 2002 Stock Option Plan was approved and ratified by the Company’s shareholders in July 2002. It authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Stock option grant expirations vary between five and ten years. Vesting generally occurs over a four-year period at 25% per year. Once exercisable, the employee may purchase common shares of the Company at the market price on the date the option was granted. New common shares are issued in regards to stock option exercises.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On June 1, 2006, at annual meeting of shareholders, the shareholders approved the 2006 Gastar Long Term Stock Incentive Plan. The 2006 Gastar Long Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options to directors, officers and employees of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares. The contractual life and vesting period for options granted will be determined by the Board of Directors at the time stock options are granted. As of June 30, 2006, no stock options had been granted under the 2006 Gastar Long Term Stock Incentive Plan.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, using the modified prospective application method. In December of 2004, the FASB issued SFAS 123R which addressed the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement supersedes APB Opinion No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). Because the Company had previously adopted SFAS 123 and recorded the fair value of stock options granted after January 1, 2003, SFAS 123R had minimal impact upon adoption effective January 1, 2006.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. During the first six months of 2006 and 2005, we granted 1,195,000 and 426,000 stock options, respectively. A summary of the weighted average assumptions and results for stock options granted during the six months ended June 30, 2006 and 2005 are as follows:

	For the Six Months Ended June 30,
	2006	2005
Expected life (in years)	6.5	5.0
Expected volatility	42.0%	42.0%
Risk-free interest rate	5.0%	5.0%
Expected dividend yield	0.0%	0.0%
Expected forfeiture rate	0.0%	0.0%
Weighted average grant date fair value of stock options granted	$1.80	$1.06

Share Based Compensation

For the three months ended June 30, 2006 and 2005, the Company recorded $772,000 and $748,000, respectively, in stock-based compensation expense for stock options granted using the fair-value method. For the six months ended June 30, 2006 and 2005, the Company recorded $1.3 million and $1.5 million, respectively, in stock-based compensation expense for stock options granted using the fair-value method and $7,500 for director fees waived during the during the first six months of 2006. All stock based compensation costs were expensed and not tax effected as the Company currently records no tax expense.

At June 30, 2006, the Company had unvested stock options to purchase 5,439,500 shares with a weighted average grant date fair value of $1.14. As of June 30, 2006, the Company had approximately $2.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be amortized over the following periods:

(in thousands)
2006	$875
2007	981
2008	364
2009	100
2010	13

The table below reflects the pro-forma impact of stock-based compensation on the Company’s net loss and loss per share had the Company applied SFAS No. 123R to stock options granted prior to January 1, 2003 that vested in 2005 and subsequent periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net loss, as reported	$(6,727)	$(8,663)	$(49,637)	$(16,299)
Cost of compensation expense using fair value (not tax effected)	(2)	(274)	(7)	(559)

Net loss, pro forma	$(6,729)	$(8,937)	$(49,644)	$(16,858)

Net loss per share, as reported	$(0.04)	$(0.07)	$(0.30)	$(0.14)
Net loss per share, pro forma	$(0.04)	$(0.08)	$(0.30)	$(0.15)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Option Activity

The following table summarizes the changes and option exercise prices for stock options under the Company’s Stock Option Plan for six months ended June 30, 2006:

	Number of Shares Under Option	Weighted Average Exercise Price (1)		Weighted Average Grant Date Fair Value per Share
		CDN$	US$
Stock options outstanding as of December 31, 2005	17,500,600	3.02	2.04	$1.24
Stock options granted	1,195,000	4.78	4.10	$1.80
Stock options exercised (2)	(2,054,450)	2.76	1.80	$1.43
Stock options cancelled	(510,000)	2.80	1.84	$1.44

Stock options outstanding as of June 30, 2006	16,131,150	3.17	2.31	$1.25

Stock options exercisable as of June 30, 2006	10,691,650	2.87	1.93	$1.30

(1)	Stock option grants are denominated in CDN$. U.S. dollar equivalent was calculated at the exchange rate that existed on the date of grant.
(2)	Includes 1,148,814 stock options forfeited due to cashless exercise.

As June 30, 2006, the aggregate intrinsic value of outstanding stock options was $5.4 million, and the remaining weighted average contractual life was 1.9 years. As of June 30, 2006, the aggregate intrinsic value of outstanding exercisable stock options was $5.4 million, and the remaining weighted average contractual life was 0.5 years.

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Total fair value of stock options granted	$2,146	$449
Total intrinsic value of stock options exercised	$1,221	$18,845

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of June 30, 2006:

Exercise Prices	Number of Shares Under Stock Options
	Outstanding	Exercisable	Expiration Date
CDN$2.76 ($1.80)	8,426,400	8,426,400	July 13, 2006
CDN$2.81 ($1.80)	700,000	700,000	April 26, 2007
CDN$3.70 ($2.75)	725,000	362,500	April 20, 2009
CDN$3.41 ($2.71)	4,403,750	1,096,250	August 4, 2009
CDN$4.80 ($3.89)	10,000	2,500	March 1, 2010
CDN$4.30 ($3.54)	21,000	5,250	April 4, 2010
CDN$3.50 ($2.84)	345,000	86,250	June 24, 2010
CDN$3.40 ($2.76)	50,000	12,500	June 28, 2010
CDN$3.25 ($2.74)	150,000	—	September 7, 2010
CDN$4.00 ($3.42)	40,000	—	September 20, 2010
CDN$4.50 ($3.80)	75,000	—	October 18, 2015
CDN$4.80 ($4.10)	865,000	—	April 5, 2016
CDN$3.25 ($2.91)	50,000	—	May 24, 2016
CDN $5.01($4.32)	270,000	—	January 16, 2016

	16,131,500	10,691,650

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Loss per Share

In accordance with the provisions of SFAS No. 128, “Earnings per Share”, basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. Diluted amounts are not included in the computation of diluted loss per share, as such would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Basic and diluted loss per share and shares outstanding:
Net loss	$(6,727)	$(8,663)	$(49,637)	$(16,299)
Weighted average common shares outstanding	166,513,762	117,286,718	165,663,086	115,547,122
Basic and diluted loss per share	$(0.04)	$(0.07)	$(0.30)	$(0.14)

Common shares excluded from the denominator as anti-dilutive:
Stock options	16,131,150	17,329,600	16,131,150	17,329,600
Warrants	2,732,521	4,997,288	2,732,521	4,997,288
Convertible debentures	8,964,710	8,964,710	8,964,710	8,964,710
Liability to be settled by issuance of common shares (1)	2,237,197	3,760,446	2,237,197	3,760,446

Total	30,065,578	35,052,044	30,065,578	35,052,044

(1)	Assumes conversion of liability to be settled by issuance of common shares for the Senior Secured Notes at a June 30, 2006 and 2005 closing price of CDN$2.65 and CDN$3.59, respectively, per common share.

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

During the six months ended June 30, 2006, pursuant to the Company’s Stock Option Plan, the Company issued 905,636 commons shares in connection with the cashless exercise of stock options.

On June 19, 2006, the Company issued 1,607,143 common shares valued at $3.6 million (CDN$4.5 million) based upon the a five-day weighted average trading price of CDN$2.80 per share upon the one year anniversary of the private placement of $63.0 million Senior Secured Notes.

11. Warrants

In February 2006, the Company issued 21,948 common shares upon exercise of warrants related to the Convertible Senior Debentures. In May 2006 the remaining 237,792 of Convertible Subordinated Debenture warrants expired, resulting in total warrants outstanding at June 30, 2006 of 2,732,521.

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

Western Gas Resources, Lance Oil and Gas Company, Inc. and Williams Production RMT Company vs. First Sourcenergy Wyoming, Inc. and First Sourcenergy Group, Inc. On May 3, 2005, FSW and FSG, both wholly owned Company subsidiaries, were party to a complaint concerning a June 2002 Lease Exchange and Purchase Agreement between certain of the parties. The issue involves a certain natural gas gathering agreement and its applicability to some of the properties exchanged under the June 2002 Agreement. A formal response to the complaint was filed in June 2005. Discovery on this matter is currently underway and trial is scheduled to commence in September 2006. After evaluation of potential exposure and legal preparation and trial costs, the Company elected to settle this matter by cash payment of $1.2 million. Settlement documents and payment are anticipated to be completed by the end of August 2006.

Navasota Resources L.P. vs. First Source Texas, Inc., First Source Gas L.P. and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota has filed an appeal of the summary judgment ruling. The Company intends to continue to vigorously defend against this claim.

Gastar Exploration Texas L P vs. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is one to quiet title to minerals under an oil and gas lease dated December 4, 2003 covering approximately 2,598 gross acres (“Lease”). John E. McFarlane, and certain other family members, contend that minerals subject to the Estate of Fay Watson McFarlane are not subject to the Lease. The Company claims that said minerals are in fact subject to the Lease. The existence of unleased mineral interests in this Lease could adversely impact future development of the Lease. The Company will continue to vigorously pursue this claim.

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

Future Share Issuances

Pursuant to the GeoStar Acquisition, GeoStar may receive additional common shares based on look-backs at June 30, 2006 and June 30, 2007 on the East Texas assets, based on a required number of drilled wells, and net reserve additions valued at $1.50 per Mcf less attributable development expenditures to GeoStar’s acquired interest. The look-back calculations are to be based on a third party engineering report and calculated within 60 days of receipt of the engineering report. Common shares to be issued, if any, are to be based on the five day weighted average trading price on the day preceding the actual payment of shares, discounted by ten percent.

13. Supplemental Disclosure of Cash Flow Information

Non-cash transactions have been disclosed in Notes 2, 5, 6, 8 and 10.

14. Differences between Canadian and U.S. Generally Accepted Accounting Principles

The Condensed Consolidated Financial Statements have been prepared in accordance with US GAAP. United States principles differ from Canadian principles as follows:

Reconciliation of Net Loss under US GAAP to Canadian GAAP

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net loss in accordance with U.S. principles	$(6,727)	$(8,663)	$(49,637)	$(16,299)

Impact of Canadian principles:
Depreciation, depletion and amortization (1)(4)	(1,495)	(531)	(1,924)	(940)
Natural gas and oil impairment (4)	—	4,287	37,301	8,698
Mineral resource properties (3)	33	6	190	34
Accretion expense on convertible notes (2)	(14)	(14)	(28)	(28)
Amortization expense - deferred charges (5)(6)	(770)	(1,616)	(1,533)	(1,776)
Interest - debt discount (5)(6)	770	1,616	1,533	1,776

Net adjustments	(1,476)	3,748	35,539	7,764

Net loss in accordance with Canadian principles	$(8,203)	$(4,915)	$(14,098)	$(8,535)

Loss per common share in accordance with Canadian principles: Basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.07)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Statements of Operations – Canadian GAAP

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share and share amounts)
REVENUES	$6,684	$4,943	$13,307	$9,674

EXPENSES:
Lease operating, transportation and selling expenses	2,128	477	4,088	1,792
Depreciation, depletion and amortization (4)	5,060	2,806	9,798	5,905
Accretion on asset retirement obligation	57	24	114	43
General and administrative expenses	3,107	1,772	5,626	3,537

LOSS FROM OPERATIONS	(3,668)	(136)	(6,319)	(1,603)

Interest expense (5)(6)	(3,830)	(4,969)	(7,603)	(7,136)
Investment income	492	22	1,020	62
Litigation settlement expense	(1,200)	—	(1,200)	—
Foreign exchange gain	3	168	4	142

LOSS BEFORE INCOME TAX	(8,203)	(4,915)	(14,098)	(8,535)

Provision for income taxes (7)	—	—	—	—

NET LOSS	$(8,203)	$(4,915)	$(14,098)	$(8,535)

NET LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	166,513,762	117,286,718	165,663,086	115,547,122

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Balance Sheets (US GAAP and Canadian GAAP)

	As of June 30, 2006		As of December 31. 2005
	U.S. GAAP	Canadian GAAP	U.S. GAAP	Canadian GAAP
	(in thousands)
ASSETS

Current assets	$47,239	$47,239	$69,468	$69,468
Deferred charges (5)(6)	4,192	18,278	4,922	20,541
Cash call receivable	4,515	4,515	391	391
Property and equipment, net (1) (3) (4)	146,852	196,230	165,347	179,158

Total assets	$202,798	$266,262	$240,128	$269,558

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$23,194	$23,194	$13,942	$13,942
Senior secured notes (6)	59,055	73,000	57,546	73,000
Subordinated, unsecured notes payable (5)	3,109	3,250	3,085	3,250
Convertible senior debentures (2)	30,000	29,810	30,000	29,782
Asset retirement obligation	3,766	3,766	3,558	3,558
Liability to be settled by issuance of common shares	4,855	4,855	11,221	11,221
Shareholders’ equity (2)	78,819	128,387	120,776	134,805

Total liabilities and shareholders’ equity	$202,798	$266,262	$240,128	$269,558

Reconciliation of Shareholders’ Equity under US GAAP to Canadian GAAP:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Shareholders’ equity, in accordance with U.S. principles	$78,819	$120,776
Convertible notes, beneficial conversion feature (2)	190	218
Mineral resource properties (3)	331	141
Natural gas and oil properties (1)(4)	49,047	13,670

Shareholders’ equity, in accordance with Canadian principles	$128,387	$134,805

(1)	In accordance with U.S. principles, the Company recognizes revenue and expenses on the statement of operations without regard to levels of commercial production and calculated and reported depletion on the income statement. For Canadian principles, since the Company had not reached commercial levels of production, it was considered to be in the pre-production stage. While in the pre-production stage, the Company netted their natural gas and oil revenue and lease operating expenses against natural gas and oil properties on the balance sheet and did not record depletion on their natural gas and oil properties. The Company was in the pre-production stage until June 30, 2002.
(2)	In accordance with U.S. principles, the amount of Convertible Senior Debentures is recognized as debt and is offset by the value attributable to the beneficial conversion feature. The value of the warrants attached to debt as well as the value of the conversion feature of the convertible debt is recognized as paid-in capital in Shareholders’ Equity. The amortization of the beneficial conversion feature is amortized over the term of the related convertible notes. For Canadian principles, these convertible notes are considered to be compound financial instruments and the liability component and the equity component must be presented separately as determined at initial recognition.
(3)	In accordance with U.S. principles, expenditures on mineral resource properties are expensed. For Canadian principles, the Company capitalizes expenditures on mineral resource properties.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly in “Risk Factors” and “Cautionary Notes Regarding Forward Looking Statements”, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur.

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

Recent Activities

Hilltop Area, East Texas

During the six months ended June 30, 2006, we continued our exploratory drilling program in the Hilltop area of East Texas. In January 2006, we placed the Donelson #1 (100% working interest) and #2 (100% working interest) wells on production. The Donelson #1 is producing from the lower Bossier formation, while the Donelson #2 was initially completed in the Knowles formation. In May 2006, the Donelson #2 was dually completed in the Pettet formation, significantly increasing the well’s oil and natural gas and oil production. In January 2006 drilling commenced on the Wildman Trust #1 (67% working interest) and the well was ultimately completed in the middle and upper Bossier formations in May 2006.

Also in May 2006, we added an additional rig in East Texas and commenced drilling the Wildman Trust #2 (56% before casing point, 67% after casing point working interest) and the John Parker #1 (42% before casing point, 50% after casing point) wells. The Wildman Trust #2 well, located in the Hilltop area, is targeted to test the upper, middle and lower Bossier formations with a projected total depth of approximately 19,200 feet. Total well depth is anticipated to be reached in September 2006. The John Parker #1 well is located on the northwestern portion of our leasehold position and is in a structural position projected to be similar to recent successful wells drilled in close proximity by other operators. This well is targeted to test the middle Bossier formation with a projected total depth of approximately 17,500 feet. Total depth is anticipated to be reached in late August 2006.

Our operational plans for the deep Bossier play for the remainder of 2006 include the drilling of at least two additional deep Bossier wells following the John Parker #1 and the Wildman Trust #2 wells and the possible addition of a third rig in the fourth quarter of 2006. We also are participating in a large scale 3-D seismic survey that will cover the majority of our acreage position in the Hilltop area. The 3-D seismic data should be available for processing during the first quarter of 2007.

Sabine Island, Orange County, Texas

In May 2006, we commenced drilling on the Odom #1well (33% before casing point, 25% after casing point working interest) located in Orange County, Texas. This 3-D seismic based non-operated exploratory well is targeting the Yegua formation. The well is anticipated to reach the targeted depth during the third quarter of 2006.

PEL 238, Gunnedah Basin, New South Wales, Australia.

We have a 35% interest in PEL 238, a CBM property covering approximately 2.0 million gross acres (700,000 net acres), located in the Gunnedah Basin of New South Wales approximately 250 miles northwest of Sydney, Australia. During the six months ended June 30, 2006, the operator drilled eight new vertical coal seam natural gas wells on approximately 40 acre spacing in close proximity to an existing well within the Bohena Project Area. The new wells will be perforated in the Bohena coal seam and then hydraulically fracture stimulated before being placed into test production during the fourth quarter. The closely spaced “nine-spot” production pilot is designed to accelerate dewatering of the thick Bohena coal seam and to achieve commercial natural gas production rates in a shorter period than would be possible for an isolated well or for wells drilled on wider spacing. A pressure monitoring well was drilled approximately 2.2 kilometers (1.4 miles) north of the existing wells in 2006 to assist in determining the extent of in-seam permeability communication in the Bohena coal seam.

EL 4416, Gippsland Basin, Victoria, Australia

We have a 75% interest in the CBM rights in EL 4416, an approximate 1.0 million gross acre property (750,000 net acres), covering a substantial portion of the onshore Gippsland Basin. The property is located east of Melbourne in the State of Victoria, Australia. During the second quarter of 2006 we began initial long-term testing of the first of two wells completed on EL 4416. Early water production has been significant, indicating permeability in the targeted coal seam. Current plans are to increase the downhole pump capacity to accelerate the dewatering process. Drilling of additional wells is anticipated to commence by early 2007 to evaluate the viability of commercial CBM production from this property.

Results of Operations

The following is a comparative discussion of the results of operations for the three and six months ended June 30, 2006 and 2005. It should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Net loss. We reported a net loss attributable to common shares for the three months ended June 30, 2006 of $6.7 million, compared to a net loss of $8.7 million for the three months ended June 30, 2005. The net loss for 2006 includes a litigation settlement expense of $1.2 million. The net loss for 2005 includes an impairment of natural gas and oil properties of $4.3 million.

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of $6.7 million for the three months ended June 30, 2006, up from $4.9 million for the comparable period in 2005. The 35% increase in revenues was primarily attributable to a 58% increase in production resulting from the June 2005 GeoStar Acquisition, commencement of production of natural gas from several new wells in East Texas in 2005 and 2006 and an increase, effective June 1, 2006, in our Wyoming properties net revenue interest as a result of a joint venture payout. The increase in production was partially offset by a 15% decline in natural gas prices.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Three Months Ended June 30,
	2006	2005
Production:
Natural gas (MMcf)	1,182.8	757.4
Oil (MBbls)	2.8	0.5
Total (MMcfe)	1,199.3	760.4

MMcfe per day	13.2	8.4

Average sales prices:
Natural gas (per Mcf)	$5.49	$6.50
Oil (per Bbl)	$67.29	$49.03

Lease operating, transportation and selling. We reported expenses for lease operating, transportation and selling of $2.1 million for the three months ended June 30, 2006, up from $477,000 for the comparable period in 2005. This increase was attributable to higher production volumes and the inclusion of a severance tax refund benefit in 2005 of $350,000. Our lease operating expense per Mcfe increased to $1.77 per Mcfe during the three months ended June 30, 2006 from $1.09 per Mcfe for the comparable period in 2005, excluding the 2005 severance tax refund benefit. The increase in per Mcfe cost primarily was the result of additional fixed costs associated with natural gas treatment plants in East Texas and an increase in the number of producing wells.

Depletion, depreciation and amortization. We reported depletion, depreciation and amortization (“DD&A”) of $3.6 million for the three months ended June 30, 2006, up from $2.3 million for the comparable period in 2005. The DD&A increase primarily due to higher production volumes. The DD&A rate for the three months ended June 30, 2006 was $2.97 per Mcfe, compared $2.99 per Mcfe for the three months ended June 30, 2005.

Impairment of natural gas and oil properties. The weighted average natural gas price utilized for the June 30, 2006 ceiling impairment evaluation was $6.60 per Mcf, held constant, and resulted in a ceiling cushion of natural gas and oil properties of $26.7 million. For the three months ended June 30, 2005, we reported a $4.3 million impairment of natural gas and oil properties, primarily as a result of lower natural gas prices. The impairment of natural gas and oil properties for the three months ended June 30, 2005 was based on a weighted average natural gas price of $5.32 per Mcf, held constant.

Interest and debt related items. We reported interest expense of $3.8 million for the three months ended June 30, 2006, down from $5.0 million for the comparable period in 2005. In June 2005, as a condition to the issuance of the senior secured notes, the 15% senior notes were called and repaid in full resulting in 2005 interest expense including a call premium of $662,000 and expensing of unamortized deferred costs of $630,000.

General and administrative expenses. We reported general and administrative expenses of $3.1 million for the three months ended June 30, 2006, up from $1.8 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to a higher level of permanent and contract staff and professional service charges. Included in current quarter general and administrative expenses is approximately $345,000 of professional fees related to the proposed Gippsland Basin Victoria, Australia brown coal acquisition that was ultimately canceled.

Investment income and other. We reported $492,000 in investment income and other for the three months ended June 30, 2006, up from $22,000 for the comparable period in 2005. This increase was due to investment income earned on the cash balances from the proceeds received as a result of the issuance of common shares in November 2005.

Litigation settlement expense. Represents 2006 settlement cost to be incurred in conjunction with the Western Gas Resources, et al litigation matter.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Net loss. We reported a net loss attributable to common shares for the six months ended June 30, 2006 of $49.6 million, compared to a net loss of $16.3 million for the six months ended June 30, 2005. The net losses for 2006 and 2005 include impairment of natural gas and oil properties of $37.3 million and $8.7 million, respectively. The net loss for 2006 also includes a litigation settlement expense of $1.2 million.

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of $13.3 million for the six months ended June 30, 2006, up from $9.7 million for the comparable period in 2005. The increase in revenues was primarily attributable to a 36% increase in production resulting from the June 2005 GeoStar Acquisition, the commencement of production of natural gas from new wells in East Texas in 2005 and 2006 and an increase in Wyoming production from new CBM wells drilled in the Powder River Basin and effective June 1, 2006 an increase in the company’s Wyoming net revenue interest as a result of a joint venture payout. Of the increase in revenues, 96% was attributed to higher production rates and 4% resulted from natural gas and oil price increases.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Six Months Ended June 30,
	2006	2005
Production:
Natural gas (MMcf)	2,176.2	1,606.4
Oil (MBbls)	3.0	1.2
Total (MMcfe)	2,194.2	1,613.6

MMcfe per day	12.1	8.9

Average sales prices:
Natural gas (per Mcf)	$6.02	$5.99
Oil (per Bbl)	$66.87	$47.09

Lease operating, transportation and selling. We reported expenses for lease operating, transportation and selling of $4.1 million for the six months ended June 30, 2006, up from $1.8 million for the comparable period in 2005. This increase was attributable to higher production volumes and the inclusion of a severance tax refund benefit in 2005 of $350,000. Our lease operating expense per Mcfe increased to $1.86 per Mcfe during the first six months of 2006, up from $1.33 per Mcfe for the comparable period in 2005, excluding the severance tax refund benefit. The increase in per Mcfe cost primarily was the result of additional fixed costs associated with natural gas treatment plants in East Texas and an increase in the number of producing wells.

Depletion, depreciation and amortization. We reported depletion, depreciation and amortization (“DD&A”) of $7.9 million for the six months ended June 30, 2006, up from $5.0 million for the comparable period in 2004. DD&A increased primarily due to higher production rates and a higher DD&A rate per unit. Of the increase in DD&A expense, 61% was attributed to higher production rates and 39% was due to an increase in DD&A rate per unit. The DD&A rate for the six months ended June 30, 2006 was $3.59 per Mcfe, compared $3.08 per Mcfe for the six months ended June 30, 2005.

Impairment of natural gas and oil properties. We reported a non-cash ceiling test impairment of natural gas and oil properties for the six months ended June 30, 2006 of $37.3 million, up from the $8.7 million reported for the comparable period in 2005. The impairment was the result of a decline in natural gas prices from year end 2005, together with limited first quarter drilling results in East Texas and the related lag in reserve recognition. At March 31, 2006, the weighted average natural gas price utilized for ceiling impairment was $5.79 per Mcf, held constant, a 22% decline from year end 2005 comparable price of $7.39 per Mcf. The weighted average natural gas price utilized for the June 30, 2006 ceiling impairment evaluation was $6.60 per Mcf, held constant, and resulted in a ceiling cushion of natural gas and oil properties of $26.7 million. The impairment of natural gas and oil properties for the six months ended June 30, 2005 of $8.7 million was based on a weighted average natural gas price of $5.32 per Mcf, held constant.

Interest and debt related items. We reported interest expense of $7.6 million for the six months ended June 30, 2006, up from $7.1 million for the comparable period in 2005. This increase was due to an increase in debt outstanding as a result of the issuance of $73.0 million of senior secured notes in June and December 2005, which was partially offset by the repayment of $25.0 million senior notes in June 2005. In June 2005, as a condition to the issuance of the senior secured notes, the 15% senior notes were called and repaid in full resulting in 2005 interest expense including a call premium of $662,000 and expensing of unamortized deferred costs of $667,000.

General and administrative expenses. We reported general and administrative expenses of $5.6 million for the six months ended June 30, 2006, up from $3.5 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to a higher level of permanent and contract staff and professional service charges. Included in the six months ended June 30, 2006 general and administrative expenses is approximately $345,000 of professional fees related to the proposed Gippsland Basin Victoria, Australia brown coal acquisition that was ultimately canceled.

Investment income and other. We reported $1.0 million in investment income and other for the six months ended June 30, 2006, up from $62,000 for the comparable period in 2005. This increase was due to investment income earned on the cash balances from the proceeds received as a result of the issuance of common shares in November 2005.

Litigation settlement expense. Represents 2006 settlement cost to be incurred in conjunction with the Western Gas Resources, et al litigation matter.

Liquidity and Capital Resources

For the six months ended June 30, 2006, we reported positive cash flow from operations of $8.4 million. Capital expenditures on natural gas and oil properties totaled $26.4 million during the period. At June 30, 2006, approximately $38.9 million remained in available cash and cash equivalents for future capital expenditures as well as other corporate purposes.

Pursuant to the terms of our senior secured notes, we have the right, exercisable quarterly to June 16, 2007, to require the original purchasers of the senior secured notes to purchase additional notes in an amount limited to an aggregate of $10.0 million in principal, provided that we comply with proved plus probable reserve present value discounted at 10%, or PV(10), to net senior secured debt coverage ratio of 2.0:1 and other general covenants and conditions. The PV(10) value is to be based on a third party independent reserve report utilizing constant pricing based on the lower of current natural gas and oil prices, adjusted for area basis differentials, or $6.00 per Mcf of natural gas and $40.00 per barrel of oil. Utilizing the same reserve pricing criteria above, the proved plus probable reserves PV(10) (“2P PV(10)”) to net senior secured notes debt reserve maintenance ratio covenant must be a minimum of 1.5:1 from date of issuance of the notes up to the day immediately preceding the first anniversary date. On the first anniversary date of the senior secured notes, the 2P PV(10) reserve ratio maintenance covenant increased to a minimum of 2.5:1 and will increase on the second anniversary to 3.0:1 and on the third anniversary and for all test periods thereafter until maturity to 3.5:1. Utilizing the same reserve pricing criteria above, the proved reserves PV(10) (“1P PV(10)”) to net senior secured notes debt reserve maintenance ratio covenant must be a minimum of 1.0:1 from date of issuance of the notes up to the day immediately preceding the second anniversary date. On the second anniversary date of the senior secured notes, the 1P PV(10) reserve ratio maintenance covenant increases to a minimum of 1.5:1 and on the third anniversary and for all test periods thereafter until maturity to 2.0:1. We must maintain compliance with the reserve ratio covenants at all future quarterly and annual covenant determination dates or be subject to mandatory principal redemptions under certain conditions. The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans, particularly our drilling plans in East Texas, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, the issuance of additional senior secured notes or the issuance of additional equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We are in the early stages of exploration and development of our East Texas properties. Amounts and timing of future cash flows is dependent on confirmation of production from recently completed wells, together with the success of currently drilling and future wells to be drilled. We cannot be certain that future funds will be available to fully execute our current business plan.

Our capital expenditures in the next 12 months under our current business plan are estimated to total approximately $79.0 million, of which $68.3 million is estimated to be spent on conventional natural gas and oil exploration and development operations, $4.5 million is estimated to be spent on CBM projects in the United States and $6.2 million is estimated to be spent on CBM projects in Australia. Given the forecast for natural gas and oil prices, cash on hand and projected production volume increases, we believe that approximately $30 million of additional financing will be necessary to execute our business and operational plans over the next 12 months. The additional financing funds will most likely include the issuance of additional equity and additional senior secured notes.

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

As of June 30, 2006, we were in compliance with all debt covenants.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying condensed consolidated financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the six months ended June 30, 2006, a 10% change in the prices received for natural gas production would have had an approximate $1.3 million impact on our revenues. To date, we have not entered into hedge transactions to mitigate our commodity pricing risk.

Interest Rate Risk

The carrying value of our debt approximates fair value. At June 30, 2006, we had approximately $106.3 million in principal amount of long-term debt of which $73.0 million of the senior secured notes was subject to a floating interest rate of LIBOR plus 6%. Our convertible senior debentures and subordinated unsecured notes payable are fixed debt rate, but the interest rates are not materially different than current prevailing market rates and, as such, their carrying value approximates fair value. A 10% fluctuation in interest rates would have an approximate $838,000 impact on annual interest expense.

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

Item 4. Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures. As defined in Exchange Act Rule 13a-15(e) and 15d-15(e), disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 at a reasonable assurance level. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All current legal proceedings are set forth in Note 12 of the Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2006, included herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

During the six months ended June 30, 2006, pursuant to the Company’s Stock Option Plan, the Company issued 905,636 commons shares in connection with the cashless exercise of stock options.

On June 19, 2006, the twelve-month anniversary of the June 17, 2005 $63.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 1,607,143 common shares valued at $3.6 million (CDN$4.5 million).

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2006, we held our annual meeting of shareholders. At the annual meeting, there were 166,302,278 common share entitled to vote attending by person or by proxy. The following matters were voted upon and passed:

1.	To fix the board of directors of the Company at five (5) members: VOTES FOR 111,619,246, VOTES AGAINST 488,550, WITHHELD 193,647.

2.	To elect a board of directors of the Company for the ensuing year: Each nominee for director received at least 88,413,616 votes for, which is greater than 67% of the total votes entitled to be cast by common shareholders of record, as follows:

	For	Withheld
Abby Badwi	88,595,201	17,000
Thomas Crow	88,608,851	3,350
Richard Kapuscinski	88,607,151	5,050
J. Russell Porter	88,549,091	63,110
Thomas Robinson	88,413,616	198,585

Matthew	J.P. Heysel did not stand for reelection.

3.	To approve the appointment of BDO Seidman, LLP, as the independent registered public accounting firm of the Company for the ensuing year and to authorize the board of directors to fix the auditors’ remuneration: VOTES FOR 112,062,060, VOTES WITHHELD 239,383.

4.	To approve and adopt a 2006 Long-Term Stock Incentive Plan. VOTES FOR 60,174,824, VOTES AGAINST 7,336,334, WITHHELD 292,260.

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

GASTAR EXPLORATION LTD.

Date: August 14, 2006	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2006	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (1)

3.2	Bylaws of Gastar Exploration Ltd. (1)

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee. (1)

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.3	Form of placement agent warrant to purchase common shares of Gastar Exploration Ltd. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.4	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.5	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.6	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.7	Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes. (1)

4.8	Form of Senior Secured Note dated as of June 17, 2005. (1)

4.9	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein. (1)

4.10	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005. (1)

4.11	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005. (1)

4.12	Placement agent warrant to purchase 510,525 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004. (1)

4.13	Placement agent warrant to purchase 1,989,475 common shares of Gastar Exploration Ltd. in connection with the sale of $10.0 million in principal amount of 15% subordinated notes in October 2004. (1)

4.14	Form of 10% subordinated note issued June 2004. (1)

4.15	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with the sale of 10% subordinated notes in June 2004. (1)

4.16	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with a private placement of working interests in 2002. (1)

4.17	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005. (1)

4.18	First Amendment dated September 6, 2005 to Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes. (1)

4.19	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005. (1)

4.20	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005. (1)

4.21	Facsimile of common share certificate of the Company. (1)

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated February 14, 2004, as amended. (1)

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter. (1)

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A. Gerlich. (1)

10.4	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005. (1)

10.5	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005. (1)

10.6	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005. (1)

10.7	Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005. (1)

10.8	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001. (1)

10.9	Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001. (1)

10.10*	Form of Gastar officer stock option grant. (2)

10.11†	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan.

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005. (1)

21.1	Subsidiaries of Gastar Exploration Ltd. (2)

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of the chief financial officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. ††

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-127498), as filed with the Securities and Exchange Commission on January 4, 2006.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2006.