Form 10-Q
period 2006-09-30
GASTAR EXPLORATION LTD
filed 2006-11-14
CIK 1170154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	38-3324634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(ZIP Code)

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

Total number of common shares, no par value per share, outstanding as of November 10, 2006 was 168,165,436.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$21,319	$61,144
Revenues receivable	2,299	4,416
Accounts receivable, net	6,601	2,357
Prepaid expenses	1,218	1,551

Total current assets	31,437	69,468

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	84,523	73,580
Proved properties	165,194	129,592

Total natural gas and oil properties	249,717	203,172
Furniture and equipment	591	360

Total property and equipment	250,308	203,532
Accumulated depreciation, depletion and amortization	(86,991)	(38,185)

Total property and equipment, net	163,317	165,347

OTHER ASSETS:
Deferred charges	3,821	4,922
Cash call receivable	2,561	391
Other assets	125	—

Total other assets	6,507	5,313

TOTAL ASSETS	$201,261	$240,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,733	$6,051
Accrued interest	2,571	2,418
Accrued drilling and operating costs	6,818	3,008
Other accrued liabilities	3,933	2,465

Total current liabilities	27,055	13,942

LONG-TERM LIABILITIES:
Long-term debt	92,981	90,631
Asset retirement obligation	3,896	3,558
Liability to be settled by issuance of common shares	4,249	11,221

Total long-term liabilities	101,126	105,410

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 168,165,436 and 164,674,266 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	174,512	167,456
Additional paid-in capital	9,126	6,509
Accumulated other comprehensive loss	(26)	—
Accumulated deficit	(110,532)	(53,189)

Total shareholders’ equity	73,080	120,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$201,261	$240,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)

REVENUES	$6,680	$7,822	$19,988	$17,496

EXPENSES:
Lease operating, transportation and selling expenses	2,534	2,232	6,622	4,024
Depreciation, depletion and amortization	3,633	4,097	11,507	9,063
Impairment of natural gas and oil properties	—	—	37,301	8,697
Accretion of asset retirement obligation	59	35	173	78
Mineral resource properties	40	29	230	63
General and administrative expenses	2,664	1,936	7,038	3,933
Stock option expense	1,354	524	2,606	2,064

Total expenses	10,284	8,853	65,477	27,922

LOSS FROM OPERATIONS	(3,604)	(1,031)	(45,489)	(10,426)

OTHER (EXPENSES) INCOME:
Interest expense	(3,998)	(3,599)	(11,573)	(10,707)
Investment income and other	372	25	1,391	87
Litigation settlement expense	(465)	—	(1,665)	—
Foreign exchange gain (loss)	(11)	(17)	(7)	125

LOSS BEFORE INCOME TAXES	(7,706)	(4,622)	(57,343)	(20,921)
Provision for income taxes	—	—	—	—

NET LOSS	$(7,706)	$(4,622)	$(57,343)	$(20,921)

NET LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.03)	$(0.34)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	167,942,813	132,409,512	166,431,346	121,205,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount
	(in thousands, except share data)

Balance at December 31, 2005	164,674,266	$167,456	$6,509	$—	$(53,189)	$120,776	$—

Exercise of stock options – cashless	905,636	—	—	—	—	—	—
Share warrants exercised – cash	21,948	84	—	—	—	84	—
Issuance of shares, senior secured debt	2,015,458	4,855	—	—	—	4,855	—
Issuance of shares, GeoStar Acquisition final settlement	548,128	2,117	—	—	—	2,117	—
Stock based compensation	—	—	2,617	—	—	2,617	—
Foreign currency translation	—	—	—	(26)	—	(26)	(26)
Net loss	—	—	—	—	(57,343)	(57,343)	(57,343)

Balance at September 30, 2006	168,165,436	$174,512	$9,126	$(26)	$(110,532)	$73,080	$(57,369)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,343)	$(20,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	11,507	9,063
Impairment of natural gas and oil properties	37,301	8,697
Amortization of deferred lease costs	299	204
Stock based compensation	2,617	2,064
Amortization of deferred financing costs and debt discount	3,166	3,758
Accretion of asset retirement obligation	173	78
Other	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(2,127)	(3,308)
Prepaid expenses	333	(102)
Accounts payable and accrued liabilities	13,113	8,382

Net cash provided by operating activities	9,039	7,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call receivable	(2,170)	5,196
Development and purchases of natural gas and oil properties	(46,380)	(50,287)
Purchase of natural gas and oil properties from related parties	—	(30,900)
Proceeds from sale of natural gas and oil properties	—	2
Purchase of furniture, equipment and other	(231)	(265)

Net cash used in investing activities	(48,781)	(76,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	—	(26,483)
Proceeds from issuance of senior secured notes	—	73,000
Proceeds from issuance of common shares, net of share issue costs	84	17,511
Deferred financing charges and other	(167)	(3,030)

Net cash provided by (used in) financing activities	(83)	60,998

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,825)	(7,343)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,144	15,842

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,319	$8,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—

Cash paid for interest	$8,253	$4,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd. (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005. Such policies have been continued without change except for the adoption of Financial Accounting Standards Board (“FASB”) SFAS 123R, “Shared Based Payments” (“SFAS 123R”). Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

2. Deferred Charges

Deferred financing charges include costs of debt financings undertaken by the Company including commissions, legal fees and other direct costs of the financing. Using the effective interest method, the deferred financing charges are amortized over the term of the related debt. Deferred leasing charges represent future demobilization and transportation costs of leased natural gas treatment plants in East Texas. The deferred leasing charges are amortized into lease operating expense over the term of the agreements.

The following table sets forth information regarding deferred charges for the period indicated:

	Deferred Financing Charges	Deferred Leasing Charges	Total
	(in thousands)
Balance as of December 31, 2005	$4,577	$345	$4,922
Additions	14	—	14
Amortization	(816)	(299)	(1,115)

Balance as of September 30, 2006	$3,775	$46	$3,821

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

Total
(in thousands)
Balance as of December 31, 2005	$391
Cash call applied to expenditures	(4,285)
Amounts advanced	6,455

Balance as of September 30, 2006	$2,561

4. Property and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia and Wyoming in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to September 30, 2006:
Cost:
Unproved properties, not being amortized	$78,111	$6,412	$84,523
Proved properties	164,589	605	165,194

Total natural gas and oil properties	242,700	7,017	249,717

Furniture, equipment and other	575	16	591

Total property and equipment	243,275	7,033	250,308
Impairment of proved natural gas and oil properties	(56,714)	(605)	(57,319)
Accumulated depreciation, depletion and amortization	(29,659)	(13)	(29,672)

Total property and equipment at September 30, 2006, net	$156,902	$6,415	$163,317

As of September 30, 2006, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $7.6 million and $76.9 million, respectively.

For the nine months ended September 30, 2006 and 2005, the results of management’s ceiling test evaluation resulted in an impairment of United States proved properties of $37.3 million and $8.7 million, respectively. For the three months ended September 30, 2006 and 2005, no impairment of United States natural gas and oil properties was reported. Management determined that no impairment was required on the Australian properties at September 30, 2006 and 2005.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Long-Term Debt

The following summarizes the Company’s long-term debt as of the dates indicated:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Senior secured notes	$59,860	$57,546
Subordinated unsecured notes payable	3,121	3,085
Convertible senior debentures	30,000	30,000

Total net carrying value of long-term debt	92,981	90,631
Debt discount costs to be accreted	13,269	15,619

Total long-term debt at maturity	$106,250	$106,250

For the three months ended September 30, 2006 and 2005, the Company recorded debt discount amortization of $817,000 and $680,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded debt discount amortization of $2.3 million and $2.5 million, respectively.

Senior Secured Notes

On June 17, 2005, the Company issued $63.0 million in principal amount of senior secured notes (“Senior Secured Notes”). On September 19, 2005, the Company issued to the holders of the Senior Secured Notes an additional $10.0 million of Senior Secured Notes on substantially the same terms as the original June 2005 private placement. The Senior Secured Notes are secured by substantially all of the Company’s assets, bear interest at the sum of the three-month LIBOR rate plus 6% (11.48% at September 30, 2006), payable quarterly and mature five years and one day from the date of issuance. The Senior Secured Notes are redeemable in whole or in part prior to maturity at the Company’s option at any time after the first anniversary date of issuance upon payment of the principal and accrued and unpaid interest plus a premium ranging from 5% to 3% of redeemed principal; provided that, a redemption at the Company’s option is not permitted following the public announcement of certain pending, proposed or intended change of control transactions.

In connection with the Senior Secured Notes issuances, the Company agreed to issue to the note holders, for no additional consideration, common shares in increments valued at CDN$4.5 million with respect to the $63.0 million of Senior Secured Notes and additional common shares in increments valued at CDN$714,286 with respect to the $10.0 million of Senior Secured Notes at closing and on each of the six, twelve and eighteen-month anniversaries of the closing date, valued on a five day-weighted average trading price immediately prior to the date of issuance. On March 20, 2006, the six-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 152,299 common shares at CDN$4.69 per share. On June 19, 2006, the twelve-month anniversary of the June 17, 2005 $63.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 1,607,143 common shares at CDN$2.80 per share. On September 19, 2006, the twelve-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 256,016 common shares at CDN$2.79 per share. The issuance of common shares was recorded based on their fair issuance values recorded to common shares issued and a corresponding reduction in the liability to be settled by the issuance of common shares.

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

Subordinated Unsecured Notes Payable

In July 2004, the Company completed a $3.25 million subordinated unsecured note financing (“Unsecured Notes”). The Unsecured Notes mature between April 2009 and September 2009, bear interest at 10% per annum and are callable by the Company after two years at 108% of the principal amount. The call premium reduces to 105% after three years and to a 101% after four years.

6. Liability to be Settled by the Issuance of Company Shares

The liability to be settled by the issuance of Company common shares is comprised of future issuance obligations in connection with the Senior Secured Notes and the GeoStar Acquisition. On March 20, 2006, the six-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 152,299 common shares valued at CDN$714,286. On March 31, 2006, the Company issued 548,128 common shares to GeoStar valued at $2.1 million as part of the final purchase price adjustment in connection with the GeoStar Acquisition. On June 19, 2006, the twelve-month anniversary of the June 17, 2005 $63.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 1,607,143 common shares valued at CDN$4.5 million. On September 19, 2006, the twelve-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 256,016 common shares valued at CDN$714,286. At September 30, 2006, the liability to be settled is comprised of the remaining eighteen-month Senior Secured Notes anniversary issuances.

7. Interest Expense

The following table summarizes the Company’s interest expense components for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Cash and accrued	$2,909	$2,659	$8,407	$6,949
Amortization of deferred financing costs and debt discount	1,089	940	3,166	3,758

Total	$3,998	$3,599	$11,573	$10,707

8. Share Based Compensation

Share-based compensation plan

The Company’s 2002 Stock Option Plan was approved and ratified by the Company’s shareholders in July 2002. It authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Stock option grant expirations vary between five and ten years. Vesting

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

generally occurs over a two, three or four-year period at 50%, 33% or 25% per year. Once exercisable, the employee may purchase common shares of the Company at the market price on the date the stock option was granted. New common shares are issued upon exercise of stock options.

On June 1, 2006, at annual meeting of shareholders, the shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options to directors, officers and employees of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares. The contractual life and vesting period for stock options granted will be determined by the Board of Directors at the time stock options are granted. As of September 30, 2006, no stock options had been granted under the 2006 Gastar Long-Term Stock Incentive Plan.

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

Expected Life. The expected life of awards granted represents the period of time that stock options are expected to be outstanding. The Company determines the expected life using the “simplified method” resulting in a 6.5-year expected life in accordance with Staff Accounting Bulletin No. 107 for all stock options issued with ten-year grant expiration. An expected life of five years was utilized for all stock options with five-year grant expiration.

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

Expected Forfeitures. To date, the Company has had limited forfeitures and thus has not included expected forfeitures in determining initial compensation expense.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. During the first nine months of 2006 and 2005, we granted 4,790,000 and 616,000 stock options, respectively. A summary of the weighted average assumptions and results for stock options granted during the nine months ended September 30, 2006 and 2005 are as follows:

	For the Nine Months Ended September 30,
	2006	2005
Expected life (in years)	6.5	5.0
Expected volatility	45.7%	41.5%
Risk-free interest rate	5.0%	5.0%
Expected dividend yield	0.0%	0.0%
Expected forfeiture rate	0.0%	0.0%
Weighted average grant date fair value of stock options granted	$1.45	$1.05

Share Based Compensation

For the three months ended September 30, 2006 and 2005, the Company recorded $1.4 million and $524,000, respectively, in stock-based compensation expense for stock options granted using the fair-value method and $3,000 for director meeting fees waived during the three months ended September 30, 2006. For the nine months ended September 30, 2006 and 2005, the Company recorded $2.6 million and $2.1 million, respectively, in stock-based compensation expense for stock options granted using the fair-value method and $10,500 for director meeting fees waived during the first nine months of 2006. All stock based compensation costs were expensed and not tax effected as the Company currently records no tax expense.

At September 30, 2006, the Company had unvested stock options to purchase 7,834,500 common shares with a weighted average grant date fair value of $1.25. As of September 30, 2006, the Company had approximately $6.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be amortized over the following periods:

(in thousands)
2006	$1,372
2007	3,541
2008	1,178
2009	263
2010	20

The table below reflects the pro-forma impact of stock-based compensation on the Company’s net loss and loss per share had the Company applied SFAS No. 123R to stock options granted prior to January 1, 2003 that vested in 2005 and subsequent periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net loss, as reported	$(7,706)	$(4,622)	$(57,343)	$(20,921)
Cost of compensation expense using fair value (not tax effected)	—	(4)	(7)	(563)

Net loss, pro forma	$(7,706)	$(4,626)	$(57,350)	$(21,484)

Net loss per share, as reported	$(0.05)	$(0.03)	$(0.34)	$(0.17)
Net loss per share, pro forma	$(0.05)	$(0.03)	$(0.34)	$(0.18)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Option Activity

The following table summarizes the changes and stock option exercise prices for stock options under the Company’s Stock Option Plan for nine months ended September 30, 2006:

	Number of Shares Under Option	Weighted Average Exercise Price (1)		Weighted Average Grant Date Fair Value per Share
		CDN	US
Stock options outstanding as of December 31, 2005	17,500,600	$3.02	$2.04	$1.24
Stock options granted	4,790,000	$3.17	$2.76	$1.45
Stock options exercised (2)	(2,054,450)	$2.76	$1.80	$1.43
Stock options cancelled	(9,236,400)	$2.77	$1.81	$1.41

Stock options outstanding as of September 30, 2006	10,999,750	$3.31	$2.71	$1.14

Stock options exercisable as of September 30, 2006	3,165,250	$3.35	$2.58	$0.86

(1)	Stock option grants denominated in CDN$ are converted to U.S. dollar equivalent at the exchange rate that existed on the date of grant.
(2)	Includes 1,148,814 stock options forfeited due to cashless exercise.

As September 30, 2006, there was no aggregate intrinsic value for outstanding stock options, and the remaining weighted average contractual life of outstanding stock options was 5.8 years. As of September 30, 2006, there was no aggregate intrinsic value for outstanding exercisable stock options, and the remaining weighted average contractual life of outstanding exercisable stock options was 2.5 years.

	For the Nine Months Ended September 30,
	2006		2005
	(in thousands)
Total fair value of stock options granted during reporting period	$6,937		$779
Total intrinsic value of stock options exercised at exercise date	$5,015	(1)	$17,274

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the strike price times the number of stock options.

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of September 30, 2006:

	Number of Shares Under Stock Options
Expiration Date	Outstanding	Exercisable	Exercise Prices
April 25, 2007	500,000	500,000	CDN$2.81
April 19, 2009	725,000	362,500	CDN$3.70
August 3, 2009	4,303,750	2,148,750	CDN$3.41
February 28, 2010	10,000	2,500	CDN$4.80
April 3, 2010	21,000	5,250	CDN$4.30
June 23, 2010	345,000	86,250	CDN$3.50
June 27, 2010	50,000	12,500	CDN$3.40
September 6, 2010	150,000	37,500	CDN$3.25
September 19, 2010	40,000	10,000	CDN$4.00
October 16, 2015	75,000	—	CDN$4.50
January 15, 2016	270,000	—	CDN$5.01
April 4, 2016	865,000	—	CDN$4.80
May 23, 2016	50,000	—	CDN$3.25
July 13, 2016	3,595,000	—	US$2.32

	10,999,750	3,165,250

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Basic and diluted loss per share and shares outstanding:
Net loss	$(7,706)	$(4,622)	$(57,343)	$(20,921)
Weighted average common shares outstanding	167,942,813	132,409,512	166,431,346	121,205,445
Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.34)	$(0.17)

Common shares excluded from the denominator as anti-dilutive:
Stock options	10,999,750	17,425,850	10,999,750	17,425,850
Warrants	2,732,521	2,992,261	2,732,521	2,992,261
Convertible debentures	6,849,315	6,849,315	6,849,315	6,849,315
Liability to be settled by issuance of common shares (1)	2,181,710	3,834,034	2,181,710	3,834,034

Total	22,763,296	31,101,460	23,763,296	31,101,460

(1)	Assumes conversion of liability to be settled by issuance of common shares for the Senior Secured Notes at a September 30, 2006 and 2005 closing price of CDN$2.39 and CDN$4.08, respectively, per common share.

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

On September 19, 2006, the Company issued 256,016 common shares valued at $606,000 (CDN$714,286) based upon a five-day weighted average trading price of CDN$2.79 per share upon the twelve-month anniversary of the private placement of $10.0 million Senior Secured Notes.

During the nine months ended September 30, 2006, pursuant to the Company’s Stock Option Plan, the Company issued 905,636 common shares in connection with the cashless exercise of stock options.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Warrants

In February 2006, the Company issued 21,948 common shares upon exercise of warrants related to the Convertible Senior Debentures. In May 2006, the remaining 237,792 of Convertible Subordinated Debentures warrants expired, resulting in total warrants outstanding at September 30, 2006 of 2,732,521.

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

Estate of Virgil Sparks and Oil Wells of Kentucky, Inc. vs. First Sourcenergy Group Inc. and GeoStar Corporation Arbitration. In August 2002, FSG, a wholly owned Company subsidiary, was a named party to this arbitration proceeding. The dispute involves historical dealings with the development of an Authority to Prospect (“ATP”) Area in Queensland, Australia, as well as an ancillary agreement. The formal arbitration is in discovery stages. FSG and GeoStar have moved to dismiss the arbitration on the grounds of a claimed prior settlement and release agreement. FSG and GeoStar are vigorously defending the arbitration, and firmly believe that their position is sound and intend to continue to defend vigorously against the claim. Further, FSG’s interest in ATP 560 were transferred from FSG to a third party in 2001, the result of which means that, although FSG is a named defendant, the third party and GeoStar would bear primary liability from this arbitration action.

Western Gas Resources, Lance Oil and Gas Company, Inc. and Williams Production RMT Company vs. First Sourcenergy Wyoming, Inc. and First Sourcenergy Group, Inc. On May 3, 2005, FSW and FSG, both wholly owned Company subsidiaries, were party to a complaint concerning a June 2002 Lease Exchange and Purchase Agreement between certain of the parties. The issue involved a certain natural gas gathering agreement and its applicability to some of the properties exchanged under the June 2002 Agreement. A formal response to the complaint was filed in June 2005. After evaluation of potential exposure and legal preparation and trial costs, the Company elected to settle this matter by cash payment of $1.7 million. Settlement documents and payment were completed in September 2006.

Navasota Resources L.P. vs. First Source Texas, Inc., First Source Gas L.P. and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota has filed an appeal of the summary judgment ruling. The Company intends to continue to vigorously defend itself against this claim.

Gastar Exploration Texas LP vs. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is one to quiet title to minerals under an oil and gas lease dated December 4, 2003 covering approximately 2,598 gross acres (“Lease”). John E. McFarlane, and certain other family members, contend that minerals subject to the Estate of Fay Watson McFarlane are not subject to the Lease. The Company claims that said minerals are in fact subject to the Lease. The existence of unleased mineral interests in this Lease could adversely impact future development of the Lease. The Company will continue to vigorously pursue this claim.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Burning Rock Energy, LLC, et al vs. First Sourcenergy Wyoming, Inc. (now Gastar Exploration USA, Inc.), et al. Burning Rock contends in this 2006 lawsuit that Gastar and the operator of certain Wyoming properties were obligated under a January 1, 2004 Exchange Agreement to make lease maintenance payments on certain leases to be assigned to Burning Rock under the Exchange Agreement. The case is in the discovery phase and the Company intends to vigorously defend itself against the claim.

GeoStar Arbitration Request. On October 18, 2006, in connection with ten wells to be drilled in Victoria, Australia on the jointly owned EL 4416 license, operated by GeoStar Corporation, Gastar sent a letter to GeoStar demanding the arbitration of certain disputed issues and interpretations under a Participation and Operating Agreement (“POA”) with GeoStar and its subsidiaries. Among other items, Gastar presented for resolution in arbitration are: GeoStar’s failure to deliver certain documents to Gastar and GeoStar’s demands for cash calls under the POA while simultaneously asserting that certain provisions of the POA, including overhead reimbursement rates, need to be renegotiated on terms that Gastar believes are not reasonable and within industry standards. Gastar has requested an expedited hearing and is waiting for the scheduling of the hearing. Our former Chairman of the Board is President and a major shareholder of GeoStar.

Commitments

In March 2006, the Company entered into an agreement with a drilling contractor to provide contracted drilling services in the Hilltop area of East Texas for a three-year period at agreed upon day rates. The Company made an initial payment of $1.0 million upon execution of the agreement and is required to make a second advance payment of $1.0 million upon rig delivery, which is anticipated prior to December 31, 2006. The advance payments will be amortized over the three-year term of the agreement. The Company is required to pay the drilling contractor a minimum of $6.3 million per year in drilling day rate fees, net of the amortization of the advance payments, during the term of the agreement.

Future Share Issuances

Pursuant to the GeoStar Acquisition, GeoStar may receive additional Gastar common shares or forfeit Gastar common shares held by GeoStar based on look-backs at June 30, 2006 and June 30, 2007 on the East Texas assets, based on a required number of drilled wells and net reserve additions valued at $1.50 per Mcf less attributable development expenditures to GeoStar’s acquired interest. The look-back calculations are to be based on Gastar’s third party engineering report of proven and probable reserves and calculated within 60 days of receipt of the engineering report. Pursuant to the purchase and sale agreement, GeoStar has elected, at their sole cost, to retain an independent, professionally certified reservoir engineering firm to independently prepare a proven and probable engineering report on the East Texas assets utilizing existing Securities and Exchange Commission and Society of Professional Engineers reserve calculation guidelines. If the GeoStar engineering report determines that the East Texas reserves are greater than Gastar’s engineering report, the average of the Gastar and GeoStar engineering report reserves will be utilized for the look-back calculation. Common shares to be issued or forfeited, if any, are to be based on the five-day weighted average trading price on the day preceding the actual payment of shares, discounted by ten percent. Based on Gastar’s look-back analysis at June 30, 2006, no additional Gastar Common shares were due to GeoStar. Gastar is still awaiting confirmation of GeoStar’s June 30, 2006 engineering report and look-back analysis to support that conclusion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Differences between Canadian and U.S. Generally Accepted Accounting Principles

The Condensed Consolidated Financial Statements have been prepared in accordance with US GAAP. United States principles differ from Canadian principles as follows:

Reconciliation of Net Loss under US GAAP to Canadian GAAP

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Net loss in accordance with U.S. principles	$(7,706)	$(4,622)	$(57,343)	$(20,921)

Impact of Canadian principles:
Depreciation, depletion and amortization (1)(4)	(1,336)	(1,498)	(3,260)	(2,438)
Natural gas and oil impairment (4)	—	—	37,301	8,697
Mineral resource properties (3)	40	29	230	63
Accretion expense on convertible notes (2)	(15)	(15)	(43)	(43)
Amortization expense - deferred charges (5)(6)	(817)	(680)	(2,350)	(2,456)
Interest - debt discount (5)(6)	817	680	2,350	2,456

Net adjustments	(1,311)	(1,484)	34,228	6,279

Net loss in accordance with Canadian principles	$(9,017)	$(6,106)	$(23,115)	$(14,642)

Loss per common share in accordance with Canadian principles:
Basic and diluted	$(0.05)	$(0.05)	$(0.14)	$(0.12)

Condensed Consolidated Statements of Operations – Canadian GAAP

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share and share data)

REVENUES	$6,680	$7,822	$19,988	$17,496

EXPENSES:
Lease operating, transportation and selling expenses	2,534	2,232	6,622	4,024
Depreciation, depletion and amortization (4)	4,969	5,595	14,768	11,501
Accretion on asset retirement obligation	59	35	173	78
General and administrative expenses	2,664	1,936	7,038	3,933
Stock option expense	1,354	524	2,606	2,064

LOSS FROM OPERATIONS	(4,900)	(2,500)	(11,219)	(4,104)

Interest expense (5)(6)	(4,013)	(3,614)	(11,615)	(10,750)
Investment income	372	25	1,391	87
Litigation settlement expense	(465)	—	(1,665)	—
Foreign exchange gain (loss)	(11)	(17)	(7)	125

LOSS BEFORE INCOME TAX	(9,017)	(6,106)	(23,115)	(14,642)
Provision for income taxes (7)	—	—	—	—

NET LOSS	$(9,017)	$(6,106)	$(23,115)	$(14,642)

NET LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.05)	$(0.14)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	167,942,813	132,409,512	166,431,346	121,205,445

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Balance Sheets (US GAAP and Canadian GAAP)

ASSETS
	As of September 30, 2006		As of December 31, 2005
	U.S. GAAP	Canadian GAAP	U.S. GAAP	Canadian GAAP
	(in thousands)

Current assets	$31,437	$31,437	$69,468	$69,468
Property and equipment, net (1) (3) (4)	163,317	211,399	165,347	179,158
Deferred charges (5)(6)	3,821	17,090	4,922	20,541
Cash call receivable	2,561	2,561	391	391
Other assets	125	125	—	—

Total assets	$201,261	$262,612	$240,128	$269,558

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$27,055	$27,055	$13,942	$13,942
Senior secured notes (6)	59,860	73,000	57,546	73,000
Subordinated, unsecured notes payable (5)	3,121	3,250	3,085	3,250
Convertible senior debentures (2)	30,000	29,825	30,000	29,782
Asset retirement obligation	3,896	3,896	3,558	3,558
Liability to be settled by issuance of common shares	4,249	4,249	11,221	11,221
Shareholders’ equity (2)	73,080	121,337	120,776	134,805

Total liabilities and shareholders’ equity	$201,261	$262,612	$240,128	$269,558

Reconciliation of Shareholders’ Equity under US GAAP to Canadian GAAP:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)

Shareholders’ equity, in accordance with U.S. principles	$73,080	$120,776
Convertible notes, beneficial conversion feature (2)	175	218
Mineral resource properties (3)	371	141
Natural gas and oil properties (1)(4)	47,711	13,670

Shareholders’ equity, in accordance with Canadian principles	$121,337	$134,805

(1)	In accordance with U.S. principles, the Company recognizes revenue and expenses on the statement of operations without regard to levels of commercial production and calculated and reported depletion on the income statement. For Canadian principles, since the Company had not reached commercial levels of production, it was considered to be in the pre-production stage. While in the pre-production stage, the Company netted their natural gas and oil revenue and lease operating expenses against natural gas and oil properties on the balance sheet and did not record depletion on their natural gas and oil properties. The Company was in the pre-production stage until June 30, 2002.

(2)	In accordance with U.S. principles, the amount of Convertible Senior Debentures is recognized as debt and is offset by the value attributable to the beneficial conversion feature. The value of the warrants attached to debt as well as the value of the conversion feature of the convertible debt is recognized as paid-in capital in Shareholders’ Equity. The amortization of the beneficial conversion feature is amortized over the term of the related convertible notes. For Canadian principles, these convertible notes are considered to be compound financial instruments and the liability component and the equity component must be presented separately as determined at initial recognition.

(3)	In accordance with U.S. principles, expenditures on mineral resource properties are expensed. For Canadian principles, the Company capitalizes expenditures on mineral resource properties.

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

15. Subsequent Event – Private Placement of Common Shares

On November 14, 2006, the Company announced that it had priced a private placement of 25,000,000 of its common shares at $2.00 per share. The shares were sold to institutional accredited investors in the United States, including Chesapeake Energy Corporation. The private placement is expected to close on or about November 17, 2006, subject to receipt of applicable regulatory approvals, as well as the satisfaction of other customary closing conditions. Net proceeds from this placement, estimated at $47.9 million, after deducting placement fees and estimated expenses, will be used to fund the Company’s drilling programs and for general corporate purposes.

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

Recent Activities

Hilltop Area, East Texas

During the nine months ended September 30, 2006, we continued our exploratory drilling program in the Hilltop area of East Texas. In January 2006, we placed the Donelson #1 and #2 (100% working interest) wells on production. The Donelson #1 is producing from the lower Bossier formation, while the Donelson #2 was initially completed in the Knowles formation. In May 2006, the Donelson #2 was dually completed in the Pettet formation, significantly increasing the well’s natural gas and oil production. In April 2006, we completed drilling of the Wildman Trust #1 (67% working interest), and the well was ultimately completed in the middle and upper Bossier formations in May 2006.

In May 2006, we increased the number of drilling rigs in the Hilltop area to two and commenced drilling the Wildman Trust #2 (56% before casing point, 67% after casing point working interest) and the John Parker #1 (42% before casing point, 50% after casing point) wells. The Wildman Trust #2 well was drilled to a depth of approximately 19,500 feet and log analysis showed prospective zones in the middle and lower Bossier formations. To date, we have tested three lower Bossier formations with one of the zones capable of producing natural gas. Middle Bossier completion operations have been delayed due to two mechanical problems with the well. A component on the surface wellhead equipment partially failed and has now been repaired. In addition, coiled tubing, being used to clean the well bore prior to fracture stimulation, was stuck and will need to be removed before completion operations can continue. The coiled tubing problem was caused by strong gas flows prior to fracture stimulation from the middle Bossier formation. The well is expected to be fracture stimulated in the first middle Bossier sand and capable of gas sales by December 2006. The John Parker #1 well located on the northwestern portion of our leasehold position was drilled to a depth of approximately 17,500 feet, and log analysis indicated potential pay zones in four middle Bossier sands. The well was successfully completed in two middle Bossier zones, and we are planning to fracture stimulate one additional middle Bossier sand in November 2006 and return the well to production.

In the third quarter, we commenced drilling the John Parker #2 (42% before casing point, 50% after casing point working interest) and the Williams #1 (56 before casing point, 67% after casing point). The John Parker #2, an offset to the John Parker #1, is targeted to test the middle Bossier formation with a projected total depth of approximately 18,000 feet. The Williams #1, an offset to the Wildman Trust #2 well, is targeting prospective middle and lower Bossier sands. Total depth on both wells is anticipated to be reached in December 2006. We anticipate adding a third drilling rig by mid-November to expedite our Bossier drilling activity. The new rig will be under a three year contract and will initially be utilized to drill middle Bossier exploration and development wells in the Hilltop area.

We plan to continue an active drilling program into 2007 and beyond to further evaluate and develop our Deep Bossier assets. We are also participating in a large scale 3-D seismic survey that will cover the majority of our acreage position in the Hilltop area. The 3-D seismic data should be available for processing during the first quarter of 2007.

Sabine Island, Orange County, Texas

In May 2006, we commenced drilling on the Odom #1well (33% before casing point, 25% after casing point working interest) located in Orange County, Texas. Due to well bore problems, the well was unable to reach targeted depth and was abandoned. The operator currently plans to redrill this 3-D seismic-based Yegua exploratory well in 2007. Our share of drilling costs in this well was approximately $5.0 million.

PEL 238, Gunnedah Basin, New South Wales, Australia.

We have a 35% interest in PEL 238, a CBM property covering approximately 2.0 million gross acres (700,000 net acres), located in the Gunnedah Basin of New South Wales approximately 250 miles northwest of Sydney, Australia. During the nine months ended September 30, 2006, the operator completed the drilling of nine new vertical coal seam natural gas wells on approximately 40-acre spacing in close proximity to an existing well within the Bohena Project Area. The new wells have been successfully perforated and hydraulically fracture stimulated in the Bohena coal seam. The wells are currently being completed and will be placed into test production by year end. The closely spaced “nine-spot” production pilot is designed to accelerate dewatering of the thick Bohena coal seam and to achieve commercial natural gas production rates in a shorter period than would be possible for an isolated well or for wells drilled on wider spacing. A pressure monitoring well was drilled approximately 2.2 kilometers (1.4 miles) north of the existing wells in 2006 to assist in determining the extent of in-seam permeability communication in the Bohena coal seam.

EL 4416, Gippsland Basin, Victoria, Australia

We have a 75% interest in the CBM rights in EL 4416, an approximate 1.0 million gross acre property (750,000 net acres), covering a substantial portion of the onshore Gippsland Basin. The property is located east of Melbourne in the State of Victoria, Australia. During the second quarter of 2006, we began initial long-term testing of the first of two wells completed on EL 4416. Before pump failure, early water production had been significant, indicating permeability in the targeted coal seam. A ten well drilling program is scheduled to commence late fourth quarter 2006, for which we have committed $6.5 million, will include the establishment of two “5-spot” pilots, one incorporating the two existing wells, and two wells designed to test for the presence and production potential of the coals at additional locations within the license area. The two previously drilled wells are also scheduled to have larger capacity pumps installed to facilitate de-watering operations.

Results of Operations

The following is a comparative discussion of the results of operations for the three and nine months ended September 30, 2006 and 2005. It should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005.

Net loss. We reported a net loss attributable to common shares for the three months ended September 30, 2006 of $7.7 million, compared to a net loss of $4.6 million for the three months ended September 30, 2005.

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of $6.7 million for the three months ended September 30, 2006, down from $7.8 million for the comparable period in 2005. The 15% decrease in revenues was primarily attributable to a 34% decrease in natural gas prices. The decrease in price was partially offset by a 25% increase in production resulting from the commencement of production of natural gas and oil from several new wells in East Texas in 2005 and 2006 and an increase, effective June 1, 2006, in our net revenue interest as a result of a joint venture payout on our Wyoming properties.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Three Months Ended September 30,
	2006	2005
Production:
Natural gas (MMcf)	1,234.4	1,008.4
Oil (MBbls)	4.8	0.4
Total (MMcfe)	1,263.2	1,010.8

MMcfe per day	13.7	11.0

Average sales prices:
Natural gas (per Mcf)	$5.14	$7.74
Oil (per Bbl)	$69.02	$60.31

Lease operating, transportation and selling. We reported expenses for lease operating, transportation and selling of $2.5 million for the three months ended September 30, 2006, up from $2.2 million for the comparable period in 2005. This increase was attributable to higher production volumes. Our lease operating expense per Mcfe decreased to $2.01 per Mcfe during the three months ended September 30, 2006 from $2.21 per Mcfe for the comparable period in 2005. The decrease in per Mcfe cost primarily was the result of the fixed costs associated with natural gas treatment plants in East Texas being allocated over higher production volumes.

Depletion, depreciation and amortization. We reported depletion, depreciation and amortization (“DD&A”) of $3.6 million for the three months ended September 30, 2006, down from $4.1 million for the comparable period in 2005. The DD&A decrease is primarily due to higher reserve amounts at September 30, 2006. The DD&A rate for the three months ended September 30, 2006 was $2.88 per Mcfe, compared to $4.05 per Mcfe for the three months ended September 30, 2005.

Impairment of natural gas and oil properties. We did not record an impairment of natural gas and oil properties for the three months ended September 30, 2006 or 2005. The weighted average natural gas price utilized for the September 30, 2006 ceiling impairment evaluation was $5.52 per Mcf, held constant, resulting in a ceiling cushion of natural gas and oil properties of $24.4 million.

Interest and debt related items. We reported interest expense of $4.0 million for the three months ended September 30, 2006, up from $3.6 million for the comparable period in 2005. The increase is primarily due to additional debt discount amortization and higher effective interest rate on the Senior Secured Notes.

General and administrative expenses. We reported general and administrative expenses of $2.7 million for the three months ended September 30, 2006, up from $1.9 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to a higher level of permanent and contract staff and professional service charges.

Stock option expense. We reported stock option expense of $1.4 million for the three months ended September 30, 2006 up from $524,000 for the comparable period in 2005. The increase was primarily due the additional stock option grants in 2006.

Investment income and other. We reported $372,000 in investment income and other for the three months ended September 30, 2006, up from $25,000 for the comparable period in 2005. This increase was primarily due to investment income earned on the cash balances from the proceeds received as a result of the issuance of common shares in November 2005.

Litigation settlement expense. The $465,000 litigation settlement expense incurred in 2006 was in conjunction with the Western Gas Resources, et al, final settlement payment made in September 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Net loss. We reported a net loss attributable to common shares for the nine months ended September 30, 2006 of $57.3 million, compared to a net loss of $20.9 million for the nine months ended September 30, 2005. The net losses for 2006 and 2005 include impairment of natural gas and oil properties of $37.3 million and $8.7 million, respectively. The net loss for 2006 also includes a litigation settlement expense of $1.7 million.

Revenues. We reported revenues of $20.0 million for the nine months ended September 30, 2006, up from $17.5 million for the comparable period in 2005. The increase in revenues was primarily attributable to a 32% increase in production resulting from the September 2005 GeoStar Acquisition, the commencement of production of natural gas from new wells in East Texas in 2005 and 2006, an increase in Wyoming production from new CBM wells drilled in the Powder River Basin and an increase in our Wyoming net revenue interest as a result of a joint venture payout effective June 1, 2006. The increase in natural gas and oil production was partially offset by a 15% decrease in natural gas prices.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Nine Months Ended September 30,
	2006	2005
Production:
Natural gas (MMcf)	3,410.5	2,614.8
Oil (MBbls)	7.8	1.6
Total (MMcfe)	3,457.3	2,624.4

MMcfe per day	12.7	9.6

Average sales prices:
Natural gas (per Mcf)	$5.70	$6.67
Oil (per Bbl)	$68.19	$50.19

Lease operating, transportation and selling. We reported expenses for lease operating, transportation and selling of $6.6 million for the nine months ended September 30, 2006, up from $4.0 million for the comparable period in 2005. This increase was attributable to higher production volumes and the inclusion of a severance tax refund benefit in 2005 of $350,000. Our lease operating expense per Mcfe increased to $1.92 per Mcfe during the first nine months of 2006, up from $1.67 per Mcfe for the comparable period in 2005, excluding the severance tax refund benefit. The increase in per Mcfe cost primarily was the result of additional fixed costs associated with natural gas treatment plants in East Texas and an increase in the number of producing wells.

Depletion, depreciation and amortization. We reported DD&A of $11.5 million for the nine months ended September 30, 2006, up from $9.1 million for the comparable period in 2005. DD&A increased primarily due to higher production rates, which was partially offset by a 3% reduction in DD&A rate per unit. The DD&A rate for the nine months ended September 30, 2006 was $3.33 per Mcfe, compared $3.45 per Mcfe for the nine months ended September 30, 2005.

Impairment of natural gas and oil properties. We reported a non-cash ceiling test impairment of natural gas and oil properties for the nine months ended September 30, 2006 of $37.3 million, up from the $8.7 million reported for the comparable period in 2005. The 2006 impairment was the result of a decline in natural gas prices from year end 2005, together with limited first quarter drilling results in East Texas and the related lag in reserve recognition. At March 31, 2006, the weighted average natural gas price utilized for ceiling impairment was $5.79 per Mcf, held constant, a 22% decline from year end 2005 comparable price of $7.39 per Mcf. The weighted average natural gas price utilized for the September 30, 2006 ceiling impairment evaluation was $5.52 per Mcf, held constant, and resulted in a ceiling cushion of natural gas and oil properties of $24.4 million. The impairment of natural gas and oil properties for the nine months ended September 30, 2005 of $8.7 million was based on weighted average natural gas prices of $5.32 per Mcf at June 30, 2005, held constant.

General and administrative expenses. We reported general and administrative expenses of $7.0 million for the nine months ended September 30, 2006, up from $3.9 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to a higher level of permanent and contract staff and professional service charges. Included in the nine months ended September 30, 2006 general and administrative expenses is approximately $345,000 of professional fees related to the proposed Gippsland Basin Victoria, Australia brown coal investment that was ultimately canceled.

Stock option expense. We reported stock option expense of $2.6 million for the nine months ended September 30, 2006 up from $2.1 million for the comparable period in 2005. The increase was primarily due to the additional stock option grants in 2006.

Interest and debt related items. We reported interest expense of $11.6 million for the nine months ended September 30, 2006, up from $10.7 million for the comparable period in 2005. This increase was due to an increase in debt outstanding as a result of the issuance of $73.0 million of senior secured notes in September and December 2005, which was partially offset by the repayment of $25.0 million senior notes in September 2005. In June 2005, as a condition to the issuance of the senior secured notes, the 15% senior notes were called and repaid in full resulting in 2005 interest expense including a call premium of $662,000 and expensing of unamortized deferred costs of $667,000.

Investment income and other. We reported $1.4 million in investment income and other for the nine months ended September 30, 2006, up from $87,000 for the comparable period in 2005. This increase was due to investment income earned on the cash balances from the proceeds received as a result of the issuance of common shares in November 2005.

Litigation settlement expense. The $1.7 million litigation settlement expense incurred in 2006 was in conjunction with the Western Gas Resources, et al, final settlement payment made in September 2006.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, we reported positive cash flow from operations of $9.0 million. Capital expenditures on natural gas and oil properties totaled $46.4 million during the period. At September 30, 2006, approximately $21.3 million remained in available cash and cash equivalents for future capital expenditures as well as other corporate purposes.

Pursuant to the terms of our senior secured notes, we have the right, exercisable quarterly to June 16, 2007, to require the original purchasers of the senior secured notes to purchase additional notes in an amount limited to an aggregate of $10.0 million in principal, provided that we comply with proved plus probable reserve present value discounted at 10%, or PV(10), to net senior secured debt coverage ratio of 2.0:1 and other general covenants and conditions. The PV(10) value is to be based on a third party independent reserve report utilizing constant pricing based on the lower of current natural gas and oil prices, adjusted for area basis differentials, or $6.00 per Mcf of natural gas and $40.00 per barrel of oil. Utilizing the same reserve pricing criteria above, the proved plus probable reserves PV(10) (“2P PV(10)”) to net senior secured notes debt reserve maintenance ratio covenant must be a minimum of 2.5:1 and will increase on the second anniversary to 3.0:1 and on the third anniversary and for all test periods thereafter until maturity to 3.5:1. Utilizing the same reserve pricing criteria above, the proved reserves PV(10) (“1P PV(10)”) to net senior secured notes debt reserve maintenance ratio covenant must be a minimum of 1.0:1 during the period beginning on June 17, 2006 until June 17, 2007. On June 17, 2007, the 1P PV(10) reserve ratio maintenance covenant increases to a minimum of 1.5:1 and on June 17, 2008 and for all test periods thereafter until maturity to 2.0:1. We must maintain compliance with the reserve ratio covenants at all future quarterly and annual covenant determination dates or be subject to mandatory principal redemptions under certain conditions. The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans, particularly our drilling plans in East Texas and Australia, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, the issuance of additional senior secured notes or the issuance of additional equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We are in the early stages of exploration and development of our East Texas properties. Amounts and timing of future cash flows is dependent on confirmation of production from recently completed wells, together with the success of currently drilling and future wells to be drilled. We cannot be certain that future funds will be available to fully execute our current business plan.

Our capital expenditures in the next 12 months under our current business plan are estimated to total approximately $97.3 million, of which $78.8 million is estimated to be spent on conventional natural gas and oil exploration and development operations, $7.0 million is estimated to be spent on CBM projects in the United States and $11.5 million is estimated to be spent on CBM projects in Australia. Given the forecast for natural gas and oil prices, cash on hand and projected production volume increases, we believe that approximately $50 million of additional financing will be necessary to execute our business and operational plans over the next 12 months. The additional financing funds will most likely include the issuance of additional equity and additional senior secured notes. If we can not obtain these funds in capital market transactions, loans or otherwise, we may have to revise our business plan and reduce our capital drilling program.

On November 14, 2006, the Company announced that it had priced a private placement of 25,000,000 of its common shares at $2.00 per share. The shares were sold to institutional accredited investors in the United States, including Chesapeake Energy Corporation. The private placement is expected to close on or about November 17, 2006, subject to receipt of applicable regulatory approvals, as well as the satisfaction of other customary closing conditions. Net proceeds from this placement, estimated at $47.9 million, after deducting placement fees and estimated expenses, will be used to fund the Company’s drilling programs and for general corporate purposes.

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

As of September 30, 2006, we were in compliance with all debt covenants.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the nine months ended September 30, 2006, a 10% change in the prices received for natural gas production would have had an approximate $2.0 million impact on our revenues. To date, we have not entered into hedge transactions to mitigate our commodity pricing risk.

Interest Rate Risk

The carrying value of our debt approximates fair value. At September 30, 2006, we had approximately $106.3 million in principal amount of long-term debt of which $73.0 million of the senior secured notes was subject to a floating interest rate of LIBOR plus 6%. Our convertible senior debentures and subordinated unsecured notes payable are fixed rate debt, but the interest rates are not materially different than current prevailing market rates and, as such, their carrying value approximates fair value. A 10% fluctuation in interest rates would have an approximate $830,000 impact on annual interest expense.

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

Item 4. Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures. As defined in Exchange Act Rule 13a-15(e) and 15d-15(e), disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 at a reasonable assurance level. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

All current legal proceedings are set forth in Note 12 of the Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2006, included herein.

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

On September 19, 2006, the twelve-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 256,016 common shares valued at $606,000 (CDN$714,286).

During the nine months ended September 30, 2006, pursuant to the Company’s Stock Option Plan, the Company issued 905,636 commons shares in connection with the cashless exercise of stock options.

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

GASTAR EXPLORATION LTD.

Date: November 14, 2006	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 14, 2006	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (1)

3.2	Bylaws of Gastar Exploration Ltd. (1)

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee. (1)

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.3	Form of placement agent warrant to purchase common shares of Gastar Exploration Ltd. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.4	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.5	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.6	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (1)

4.7	Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes. (1)

4.8	Form of Senior Secured Note dated as of June 17, 2005. (1)

4.9	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein. (1)

4.10	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005. (1)

4.11	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005. (1)

4.12	Placement agent warrant to purchase 510,525 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004. (1)

4.13	Placement agent warrant to purchase 1,989,475 common shares of Gastar Exploration Ltd. in connection with the sale of $10.0 million in principal amount of 15% subordinated notes in October 2004. (1)

4.14	Form of 10% subordinated note issued June 2004. (1)

4.15	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with the sale of 10% subordinated notes in June 2004. (1)

4.16	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with a private placement of working interests in 2002. (1)

4.17	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005. (1)

4.18	First Amendment dated September 6, 2005 to Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes. (1)

4.19	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005. (1)

4.20	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005. (1)

4.21	Facsimile of common share certificate of the Company. (1)

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated February 14, 2004, as amended. (1)

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter. (1)

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A. Gerlich. (1)

10.4		Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005. (1)

10.5		Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005. (1)

10.6		Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005. (1)

10.7		Purchase and Sales Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005. (1)

10.8		Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001. (1)

10.9		Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001. (1)

10.10	*	Form of Gastar officer stock option grant. (2)

10.11		Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan. (3)

21.1		Subsidiaries of Gastar Exploration Ltd. (2)

31.1		Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2		Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1		Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2		Certification of the chief financial officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. ††

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-127498), as filed with the Securities and Exchange Commission on January 4, 2006.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2006.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2006.