Form 10-K
period 2006-12-31
GASTAR EXPLORATION LTD
filed 2007-03-27
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	38-3324634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1331 Lamar Street, Suite 1080
Houston, Texas 77010	77010
(Address of principal executive offices)	(Zip Code)

(713) 739-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer    ☐            Accelerated filer    ☐            Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of $2.39 per common share on the American Stock Exchange at the close of business on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $264,195,433.

As of March 20, 2007, there were 195,341,375 common shares outstanding.

Documents incorporated by reference. None

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for natural gas and oil;

•	Natural gas and oil price volatility;

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes;

•	Ability to raise capital to fund capital expenditures;

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Operating hazards inherent to the natural gas and oil business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	Weather conditions;

•	Availability and cost of material and equipment;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Federal and state regulatory developments and approvals;

•	Environmental risks;

•	Worldwide political and economic conditions; and

•	Operational and financial risks associated with foreign exploration and production.

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

v

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

PART I

Item 1.	Business

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as coal bed methane, or CBM. We currently are pursuing additional unconventional natural gas exploration in the deep Bossier play in the Hilltop area in East Texas. Our primary CBM properties are in the Powder River Basin in Wyoming and in the Gunnedah and Gippsland Basins of Australia. Gastar Exploration Ltd. is a Canadian corporation that is subsisting under the Business Corporations Act (Alberta).

Our Strategy

Management believes that:

•	Natural gas is an environmentally friendly fuel that will be increasingly valued in the United States and Australia;

•	CBM projects provide us with lower risk exposure to long-lived natural gas production and reserves;

•	We have confirmed a sizeable natural gas discovery in the deep Bossier play in the Hilltop area of East Texas that will require continued exploration and development to fully define and exploit;

•	We have the ability to assemble the technical and commercial resources needed to pursue these projects; and

•	Our successful development of one or more large potential natural gas projects will create substantial asset and shareholder value.

Based on these beliefs, we have pursued a strategy that includes:

•	Accelerating seismic activities and exploration and development drilling on our deep Bossier play in East Texas;

•	Combining lower risk CBM projects with higher risk unconventional natural gas exploration; and

•

Reducing risk by maintaining financial flexibility through accessing various sources of capital and participating in certain assets through joint venture arrangements with industry participants thus limiting our capital commitments.

Natural Gas and Oil Activities

The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, we continue to review other opportunities. There is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Hilltop Area, East Texas

The majority of our activity focus has been in the deep Bossier play in the Hilltop area, located in East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties, Texas. This area is an emerging unconventional play and has attracted some of the largest and most active operators in the U.S. Wells in this area target multiple potentially productive natural gas geologic horizons and are typically characterized by high initial production, significant decline rates and long-lived reserves. We have accumulated 51,975 gross (26,374 net) acres in the Bossier play. Our first successful well was spudded in 2003 and placed on production in September 2004. During 2004 and 2005, we drilled an additional 6 gross (5.5 net) wells in the Hilltop area. During 2006, we continued our exploratory drilling program in the Hilltop area by drilling an additional 4 gross (2.3 net) wells. In May 2006, we increased the number of drilling rigs in the Hilltop area to two rigs, and in November 2006, we added a third drilling rig under a three year contract to expedite our Bossier drilling activity. As of December 31, 2006, we had successfully completed 10 of 11 deep Bossier wells. For the year ended December 31, 2006, our net production from the Hilltop area averaged approximately 7.9 MMcfed.

We are participating in a 3-D seismic survey that will cover the majority of our acreage position in the Hilltop area. The 3-D seismic data should be available for processing early in the second quarter of 2007 and available for interpretation later that quarter. We currently have plans to drill an additional eight deep Bossier wells during 2007.

Coalbed Methane—Powder River Basin, Wyoming

We own an approximate 40% average working interest in 54,966 gross (21,854 net) acres in the Powder River Basin of Wyoming. The Powder River Basin has been an important natural gas and oil producing area for nearly 100 years. Generally, CBM wells are shallow and less costly than conventional natural gas wells. Our primary areas of activity in the Powder River Basin are Squaw Creek, Ring of Fire and adjacent fields, all of which are located north of Gillette, Wyoming in an active drilling area.

During 2006, we participated in the drilling of approximately 43 (19.5 net) wells. Based on our third party reservoir engineering report at December 31, 2006, we had an interest in 258 gross (104.7 net) economic CBM wells producing in the Basin. For the year ended December 31, 2006, our average net production from our CBM properties in the Powder River Basin was approximately 4.8 MMcfed. We anticipate continuing an active recompletion and drilling program in 2007.

Coalbed Methane—PEL 238, Gunnedah Basin, New South Wales, Australia

We have a 35% interest in PEL 238, a CBM exploratory property covering approximately 2.0 million gross (700,000 net) acres, located in the Gunnedah Basin of New South Wales, approximately 250 miles northwest of Sydney, Australia, near the town of Narrabri. We believe that the strategic location of these potential CBM reserves near the large natural gas markets in Sydney-Newcastle-Wollongong area, and the concession’s location relative to other developing gas markets should create a competitive advantage for the natural gas reserves that may be developed on PEL 238.

Extensive coring of the coal on PEL 238 by the Australian government has provided a thorough understanding of the coal resources and potential CBM resource in place on our license. Two primary coal seams are found on the PEL 238 license, the Late Permian aged Hoskisson coal formation and the Early Permian aged Maules Creek coal formation.

During 2006, we participated with our joint venture partners in the drilling of eight new vertical coal seam natural gas wells on approximately 40-acre spacing in close proximity to an existing well within the Bohena Project Area. The new wells have been successfully completed, and the pilot program wells were placed into test production in late 2006. The closely spaced “nine-spot” production pilot is designed to accelerate dewatering of the Bohena coal seam and to achieve commercial natural gas production rates in a shorter time period than would be possible for an isolated well or for wells drilled on wider spacing. The early results from the pilot production phase of the program have been positive, with the results confirming the high measured permeability of the coal and the presence of natural gas in the coal. If sustained commercial natural gas production rates are achieved, we and our joint venture partners will proceed with development of the CBM resources. Our current pilot program will evaluate the commercialization of the Gunnedah Basin CBM project, with a target to achieve initial certified natural gas reserves by the end of 2007.

In March 2007, we announced that we and our joint venture partner had executed a Memorandum of Understanding with Macquarie Generation, a NSW Government-owned electricity generator, for the potential future supply of natural gas for the expansion of its Bayswater power station. Macquarie Generation is Australia’s largest electricity producer and owns and operates two coal fired power stations in the Hunter Valley—Bayswater and Liddell. A potential long-term natural gas supply and purchase agreement could reach as much as 500 billion cubic feet in total and increase NSW’s natural gas consumption by as much as 25%.

The area on which PEL 238 is located is subject to native title claims; however, no such claims have been lodged at this time.

Coalbed Methane—EL 4416, Gippsland Basin, Victoria, Australia

We have a 75% interest in the CBM rights in EL 4416, an approximate 1.0 million gross (750,000 net) acre property covering a substantial part of the onshore portion of the Gippsland Basin of Victoria, Australia, located approximately 130 miles east of Melbourne. The EL 4416 property is well situated with three existing natural gas transmission lines running through the license area from productive offshore fields to a large natural gas processing facility and then to markets near Sydney, Melbourne and in Tasmania. The EL 4416 coal is classified as low-rank brown coal. The Victorian government has extensively evaluated the potential coal resources through detailed coal resource studies. Due to our large acreage position and the fact that this thick coal is present over a large percentage of the license area, the CBM resource potential is believed to be significant.

During 2006, we began initial long-term testing of the first of two wells completed on EL 4416. Before a pump failure, early water production had been significant, indicating permeability in the targeted coal seam. We have pre-funded $6.5 million for a 10-well drilling program, which commenced late fourth quarter 2006. The program includes the establishment of two “5-spot” pilots, one incorporating two existing wells and two wells designed to test for the presence and production potential of the coal at additional locations within the license area. In one of the two previously drilled wells, we have installed larger capacity pumps to facilitate de-watering operations.

Our activities on EL 4416 are operated by a subsidiary of Geostar. While we believe we have good beneficial title to our interest in EL 4416, the subsidiary of Geostar has not delivered to us a title assignment of our interest in a form to be recorded with Australian government officials. Various disputes have arisen between us and Geostar regarding joint interest operations and billings, including the operations on EL 4416. We have sent a letter to Geostar demanding the arbitration of these issues. This proceeding is described in Footnote 16 “Commitments and Contingencies - Litigation” to our consolidated financial statements beginning on page F-1 of this report.

The area on which EL 4416 is located is subject to native title claims. Three native title claims have been lodged over the area which includes EL 4416 in Victoria. The Gunai/Kurnai People claim is registered and two others, the Gunai/Kurnai/Boonerwring claim and Kurnai People claim, are applications. The Kurnai People claim overlaps with the Gunai/Kurnai People’s claim and have been in dispute for four to five years. The claims remain in intra-indigenous mediation with the National Native Title Tribunal. The existence of these competing claims may prolong any mandatory negotiation process undertaken in relation to this area.

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

Our current United States production has access to major intrastate and interstate pipeline systems. We contract to sell natural gas from our properties with spot market contracts that vary with market forces on a monthly basis. While overall natural gas prices at major markets, such as Henry Hub in Louisiana, may have some impact on regional prices, the regional natural gas price at our production facilities may move somewhat independently of broad industry price trends. Because some of our operations are located in specific regions, we are directly impacted by regional natural gas prices in those regions regardless of pricing at major market hubs. The East Texas Basin area has an extensive natural gas pipeline infrastructure in place. Our deep Bossier production is transported to the Katy Hub in Katy, Texas, where numerous parties are available to purchase our natural gas production. Powder River Basin natural gas is sold under spot market contracts to major pipeline and natural gas marketing companies. These companies purchase essentially all of our current production.

Australian natural gas markets and infrastructure exist and are viable markets; however, they are not as developed as the markets and infrastructure in the United States. Specifically, the PEL 238 concession is currently not served by natural gas infrastructure. The initial gas market for PEL 238 natural gas is anticipated to be an electricity generation facility owned and operated by our joint venture partner and located near the town of Narrabri, New South Wales, Australia. Although there currently is no pipeline from the existing and planned CBM project areas, we and our joint venture partner are finalizing plans for a gathering system and pipeline to transport our CBM gas to the electricity generation facility.

The longer term market for PEL 238 natural gas is considered to be future gas-fired power generation facilities in New South Wales and the industrial and residential markets in the Sydney-Newcastle-Wollongong areas of New South Wales. In March 2007, we announced that we had executed, along with our PEL 238 joint venture partner, a Memorandum of Understanding (“MOU”) with Macquarie Generation, a government-owned electricity generator in the state of New South Wales, Australia. The MOU sets the framework for negotiation of a potential long-term agreement to supply natural gas for the expansion of Macquarie Generation’s Bayswater power station.

The EL 4416 license in the Gippsland Basin of Victoria, the site of recent pilot CBM drilling and planned production testing, is served by three existing natural gas transmission pipelines. The existing pipelines have capacity to transport natural gas from the EL 4416 license to markets in the area of Sydney, Melbourne and Tasmania. If our efforts result in commercial CBM production from this license, minimal infrastructure expenditures would be necessary to connect to existing pipelines. Victoria has both a spot market for natural gas and a developed market for contract sales of natural gas.

Our very limited oil production in Texas and West Virginia is sold under spot sales transactions at market prices. The availability and price responsiveness of the multiple oil purchasers provides for a highly competitive and liquid market for oil sales.

In February 2007, we entered into a letter agreement with ETC Texas Pipeline, Ltd. that expands our existing transportation and treating agreement to meet the future gathering, treating and transportation of natural gas produced and owned or controlled by us in the Hilltop area of East Texas. Under the letter agreement, ETC would construct a gathering system sufficient to gather and treat up to 150 MMcfd, and we would deliver to ETC a minimum of approximately 135 Bcf over a 10-year period. Minimum annual sales over the 10-year period and fees for the gathering and treating of natural gas are currently being negotiated.

During 2006, ETC Texas Pipeline Ltd. and Enserco Energy, Inc. accounted for 63% and 25% of our natural gas and oil revenues, respectively. During 2005, ETC. and Enserco accounted for 65% and 26%, respectively, of our natural gas and oil revenues. During 2004, ETC and Western Gas Resources, Inc. accounted for 59% and 35%, respectively, of our natural gas and oil revenues. Although ETC is the major natural gas purchaser and transporter in the area of our deep Bossier play and limited natural gas purchaser and transporter alternatives are currently available in this area, management believes that other natural gas purchasers and transporters could ultimately be located thus minimizing a long-term material adverse impact on our financial condition or results of operations. Management believes that the loss of Enserco in the Powder River Basin would not have a long-term material adverse impact on our financial position or results of operations, as there are numerous other purchasers operating in the Powder River Basin.

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

Governmental Regulation

In addition to the environmental regulations discussed below under the heading “Environmental Regulation”, our natural gas and oil exploration, production and related operations are subject to extensive rules and regulations promulgated in the United States and Australia. These laws and regulations, all of which are subject to change from time to time, include matters relating to land tenure; drilling and production practices such as discharge permits and the spacing of wells; the disposal of water resulting from operations and the processing, handling and disposal of hazardous materials such as hydrocarbons and naturally occurring radioactive materials; bonding requirements; ongoing obligations for licensing; reporting requirements; marketing and pricing policies; royalties; taxation; and foreign trade and investment.

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

U.S. Governmental Regulation

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

Regulation of Production.    The production of natural gas and oil is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which we own and operate properties, have regulations governing conservation matters, including provisions for the unitization or pooling of the natural gas and oil properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing of wells, and the plugging and abandonment of wells and removal of related production equipment. Many states also restrict production to the market demand for the natural gas and oil and several states have indicated interests in revising applicable regulations. These regulations can limit the amount of the natural gas and oil we can produce from our wells, limit the number of wells, or limit the locations at which we can conduct drilling operations. Moreover, each state generally imposes a production or severance tax with respect to production and sale of natural gas, natural gas liquids and crude oil within its jurisdiction.

Australian Governmental Regulation

Commonwealth and State Laws and Regulations.    The regulation of the activities of participants in the natural gas and oil industry in Australia is similar to that of the United States, in that regulatory controls are imposed at both the state and commonwealth (federal) levels. Specific commonwealth regulations impose environmental, petroleum industry licensing, foreign investment, cultural heritage and native title restrictions on accessing resources in Australia. These regulations are in addition to any state level regulations.

Foreign Investment Regulation.    Foreign investment in Australia is regulated by the commonwealth through its foreign investment legislation and policy. In some circumstances, Australian foreign investment regulation and policy requires foreign interests to obtain prior approval from the Treasurer before investing in specific industry sectors. The Foreign Investment Review Board administers the regulation of foreign investment on behalf of the commonwealth. Its functions include analyzing proposals by foreign interests for investment in Australia and making recommendations to the Government on the compatibility of those proposals with Government policy and the relevant legislation. In some circumstances the acquisition of, investment in or formation of a new business will require review and approval under the commonwealth foreign investment policy and regulations.

Native title.    Australian law recognizes that in some instances native title, that is the laws and customs of the Aboriginal inhabitants, has survived European settlement. Native title will only survive if it has not been extinguished. Native title may be extinguished by an Act of Government, such as the creation of a title that is inconsistent with native title. This may include a grant of the right to exclusive possession through freehold title or lease. Native title may also be extinguished if the connection between the land and the group of Aboriginal people claiming native title has been lost. Native title legislation was enacted in 1993 in order to provide a statutory framework for deciding questions such as where native title exists, who holds native title and the nature of native title which were left unanswered by a landmark 1992 Australian High Court decision. Native title claims by Aboriginal groups can include claims over existing and potential natural gas and oil exploration and development areas. If we apply to the relevant State or Territory for an onshore exploration permit or production license over Crown land or “Aboriginal” land which has a registered native title claimant or a registered native title holder, we will have to go through a mandatory negotiation process, followed by an arbitration conducted by the National Native Title Tribunal if no agreement can be reached through negotiation. The results of the negotiation may impose significant financial obligations on us. Each application for an exploration permit, production license or a pipeline license must be examined individually in order to determine the existence of native title claims. Native title claims can impact the validity of any rights granted to us if they affect native title and have been granted other than in compliance with the Native Title Act 1993 (Cth) after 1993. Depending on the locality of a project other access rights form private or Crown land holders may also need to be obtained.

Australian Petroleum Regulation and Gas Markets.    All petroleum tenements in which we hold an interest are subject to specific licensing regulation in the relevant States. Each exploration permit or production license will (depending on the nature of the license and the State in which the project is located) be issued subject to various obligations. These may include obligations as to expenditure, payment of rent, consultation with occupiers and rehabilitation. These obligations must be met to maintain the good standing of the tenement Licenses may be cancelled or revoked for non compliance. In Australia the ownership of minerals (including petroleum) is vested in the Government (the Crown) and ownership only passes to the license holder once the relevant mineral is extracted. We are required to pay Government royalties of 10% of the wellhead value of petroleum extracted. Several statutory mechanisms regulate access rights to a range of infrastructure in Australia including gas transmission pipelines. These involve generic access regulations contained in the Trade Practices Act 1974 Cth. and industry specific schemes contained in specific legislative instruments, industry codes and schemes. Objectives of this regulatory regime include providing a process for establishing third party access to natural gas pipelines, facilitating the development and operation of a national natural gas market, promoting a competitive market for natural gas in which customers are able to choose their supplier, and providing a right of access to transmission and distribution networks on fair and reasonable terms and conditions. We cannot currently ascertain the impact of the regime objectives on our operations but believe it could benefit us.

Environmental Regulation

Our natural gas and oil exploration and production operations and similar operations that we do not operate but in which we own a working interest in the United States are subject to significant federal, state and local environmental laws and regulations governing environmental protection as well as the discharge of substances into the environment. These laws and regulations may restrict the types, quantities and concentrations of various substances that can be released into the environment as a result of natural gas and oil drilling, production and processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells; and restrict injection of liquids into subsurface strata that may contaminate groundwater. Governmental authorities have the power to enforce compliance with their laws, regulations and permits, and violations may result in the issuance of injunctions limiting or prohibiting operations, as well as administrative, civil and even criminal penalties. The effects of these laws and regulations, as well as the assessment of other laws or regulations that are adopted in the future, could have a material adverse impact on our operations and other operations in which we own an interest. As discussed below, our Australian operations are similarly subject to regulation by Australian authorities.

We believe that we are in substantial compliance with existing applicable environmental laws and regulations. However, it is possible that new environmental laws and regulations or the modification or more stringent enforcement of existing laws and regulations could have a material adverse effect on our operations and other operations in which we own an interest. As a general matter, the recent trend in environmental legislation and regulation is toward stricter standards, and this trend will likely continue. To date, we have not been required to expend significant resources in order to satisfy existing applicable environmental laws and regulations. However, there is no assurance that costs to comply with existing and any new environmental laws and regulations in the future will not be material. In addition, if substantial liabilities to third parties or governmental entities are incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Moreover, a serious incident of pollution may result in the suspension or cessation of operations in the affected area. Although we maintain insurance coverage against costs of clean-up operations, no assurance can be given that we are fully insured against all such potential risks. The imposition of any of these liabilities or compliance obligations on us may have a material adverse effect on our financial condition and results of operations.

The following is a summary of some of the existing environmental laws, rules and regulations to which our business operations are subject.

U.S. Environmental Regulations

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

We currently own, lease, own a working interest in, or operate numerous properties that for many years have been used by third parties for the exploration and production of natural gas and oil. Although we abide by standard industry operating and disposal practices, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us or in which we own an interest, or on or under other locations, including off-site locations, where such substances have been taken for disposal or recycling. In addition, many of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators), remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

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

Our natural gas and oil exploration and production operations and other operations in which we own an interest generate produced water as a waste material, which is subject to the disposal requirements of the CWA, Safe Drinking Water Act, or SDWA, or an equivalent state regulatory program. Naturally occurring groundwater is also typically produced by CBM production in our operations or in other operations in which we own an interest. This produced water is disposed of by re-injection into the subsurface through disposal wells, discharge to the surface, or in evaporation ponds. Whichever disposal method is used, produced water must be disposed of in compliance with permits issued by regulatory agencies, and in compliance with applicable environmental regulations. This water can sometimes be disposed of by discharging it under discharge permits issued pursuant to the CWA or an equivalent state program. Another common method of produced water disposal is subsurface injection in disposal wells. Such disposal wells are permitted under the SDWA, or an equivalent state regulatory program. To date, we believe that all necessary surface discharge or disposal well permits have been obtained and that the produced water has been discharged into the produced water disposal wells in substantial compliance with such obtained permits and applicable laws. Nonetheless, in connection with CBM production in the Powder River Basin, a concern common to many operators in the basin is the potential for opposition by individuals or groups to the issuance of a permit for the discharge or disposal of water generated by production activities. Such opposition could result in delays, limitations, or denials with respect to environmental or other approvals necessary to develop our acreage in the Powder River Basin, which could adversely affect our financial condition or results of operations.

Air Emissions.    The Clean Air Act, or CAA, and comparable state laws and regulations govern emissions of various air pollutants through the issuance of permits and the imposition of other requirements. Air emissions from some equipment found at our operations or other operations in which we own an interest, such as gas compressors, are potentially subject to regulations under the Clean Air Act or equivalent state and local regulatory programs, although many small air emission sources are expressly exempt from such regulations. To the extent that these air emissions are regulated, they are generally regulated by permits issued by state regulatory agencies. To date, we believe that no unusual difficulties have been encountered in obtaining air permits. However, there is no assurance in the future, we will not be required to incur capital expenditures in connection with maintaining or obtaining operating permits and approvals addressing air emission-related issues.

CBM production operations involve the use of gas-fired compressors to transport gas that is produced. Emissions of combustible by-products from compressors at one location may be large enough to subject the compressors to CAA and comparable state air quality regulation requirements for pre-construction and operating permits. To date, we believe that such gas-fired compressors operated by us or at other operations in which we own a working interest have been operated in substantial compliance with obtained permits and the applicable federal, state and local laws and regulations without undue cost to or burden on our business activities. Another air emission associated with these CBM operations that may be subject to regulation and permitting requirements is particulate matter resulting from construction activities and vehicle traffic. To date, we do not believe there has been any unusual difficulty in complying with requirements related to particulate matter.

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

In response to recent studies suggesting that emissions of certain gases including carbon dioxide, may be contributing to warming of the Earth’s atmosphere, many foreign nations have agreed to limit emissions of these gases, generally referred to as “greenhouse gases”, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol”. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. By comparison, several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. Also, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate change legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. In particular, the natural gas and oil exploration and production industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Our operations and other operations in which we own an interest currently are not adversely impacted by current federal, state and local climate change initiatives; however, it is not possible to accurately estimate how potential future laws and regulations restricting emissions of greenhouse gases in areas of the United States in which we conduct business would adversely affect our operations and other operations in which we own an interest.

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

Australian Environmental Regulations

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

The legislation regulating environmental assessment at a commonwealth level is the Environmental Protection and Biodiversity Conservation Act 1999 (Cth.). This Commonwealth Act establishes a regime for protecting the environment, flora and fauna biodiversity and Australian national heritage. It requires any person taking an action which could have a significant impact on one of these values to refer it to the commonwealth Minister for the Environment for consideration and potential assessment. The Act only applies to matters of national environmental or heritage significance. These are matters which impact on a world heritage site, Ramsar wetlands, species which are listed as threatened under the Act, migratory species, nuclear actions and commonwealth marine areas or places listed on the commonwealth heritage list. Operators are required to assess their projects to determine whether an action is likely to have a significant impact on matters of national environmental significance, and make a decision respecting submission of that assessment to a public referral process. The referral is expected to add time to the existing approval process but its effect on a project will depend on the significance of the impact identified. In addition, see the discussion in “Business—Gunnedah Basin, New South Wales, Australia” for a discussion of the New South Wales government’s bioregion study involving PEL 238.

Environmental protection and planning issues are also regulated in each State and Territory by specific legislation enacted by each State or Territory. The governments of New South Wales and Victoria both have a suite of legislation regulating environmental matters in their States. Generally speaking, onshore natural gas and oil projects in New South Wales and Victoria require an environmental approval from the State (and sometimes Commonwealth) Government, land use planning approval from local government and an approval under the relevant petroleum regime (as referred to above. Legislation provides for the integrated assessment of these issues. The environmental regulators in both New South Wales and Victoria have the ability to require a project operator to prepare and implement a plan to improve the environmental performance of a project, and may also amend the conditions on an existing environmental approval. As such, the environmental regulation of a project may not be assumed to remain static following approval, and may become more onerous over time. The legislation imposes a licensing approval and contamination management scheme which may impact on our operations and impose a liability which may extend beyond the time period during which properties are operated, occupied or owned. The laws and regulations also restrict emissions to air, land and water and may control or regulate substances which can be released into the environment and the manner in which they are transported and disposed of. Approvals will usually include terms which require remediation and reinstatement obligations for the site during the course of operations and following closure of the project.

Australian laws and regulations protecting archeological relics, cultural, natural and built heritage as well as native flora and fauna can also impact on our operations and impose obligations in respect of restitution or replacement, as well as liability in respect of damage. In particular, indigenous cultural heritage protection laws are becoming increasingly stringent and in many States and the Northern Territory the specialist indigenous heritage protection laws require a proponent to negotiate directly with indigenous groups with respect to a major project.

Employees

As of March 20, 2007, we had 19 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, regulatory reporting, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our natural gas and oil. Our employees do not belong to a union or have a collective bargaining organization. Management considers its relationship with employees to be good.

Corporate Offices

We lease our corporate offices at 1331 Lamar Street, Suite 1080, Houston, Texas 77010. Our office space covers 9,332 square feet at a monthly rental of $17,100 through October 2010. During 2006, we maintained an office in Miami, Florida (our Chief Executive Officer’s city of residence) at a monthly rental of $2,700 per month.

Internet Website Access

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are made available free of charge on our internet website at www.gastar.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that site is www.sec.gov. Information is also available at www.sedar.com for our filings required by Canadian securities regulators and the Toronto Stock Exchange. None of the information on our internet website or filed by us on www.sedar.com should be considered incorporated into, or considered a part of, this report.

We also make available free of charge on our internet website at www.gastar.com our:

•	Code of Ethics;

•	Terms of Reference of our Audit Committee;

•	Terms of Reference of our Governance Committee:

•	Terms of Reference of our Remuneration Committee; and

•	Terms of Reference of our Nominating Committee.

Item 1A.	Risk Factors

Risk Factors Related to Our Business

In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following material risk factors associated with our business and our common shares when evaluating Gastar. An investment in Gastar is subject to risks inherent in our business. The trading price of our common shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in Gastar may decrease, resulting in a loss.

Natural gas and oil prices are volatile and a decline in natural gas and oil prices can significantly affect our financial condition and results of operations.

The success of our business greatly depends on market prices of natural gas and oil. The higher market prices are, the more likely it is that we will be financially successful. On the other hand, declines in natural gas or oil prices may have a material adverse affect our financial condition, profitability and liquidity. Lower prices also may reduce the amount of natural gas or oil that we can produce economically. Natural gas and oil are commodities whose prices are set by broad market forces. Historically, the natural gas and oil markets have been volatile. Natural gas and oil prices will likely continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas or oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	The domestic and foreign supply of natural gas and oil;

•	Overall economic conditions;

•	Weather conditions;

•	Political conditions in the Middle East and other oil producing regions;

•	Domestic and foreign governmental regulations;

•	The level of consumer product demand; and

•	The price and availability of alternative fuels.

Our success is influenced by natural gas prices in the specific areas where we operate, and these prices may be lower than prices at major markets.

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

Our future natural gas and oil production depends on our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be materially adversely affected.

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

We use available seismic data to assist in the location of potential drilling sites. Even when properly used and interpreted, 2-D and 3-D seismic data and other visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. Poor results from our drilling activities would have a material adverse affect our financial condition, future cash flows and results of operations. In addition, using seismic data and other advanced technologies involves substantial upfront costs and is more expensive than traditional drilling strategies, and we could incur losses as a result of these expenditures.

We have incurred significant net losses since our inception and may incur additional significant net losses in the future.

We have not been profitable since we started our business. We incurred net losses of $84.8 million and $25.7 million for the years ended December 31, 2006 and 2005, respectively. Our capital has been employed in an increasingly expanding natural gas and oil exploration and development program with the focus on finding significant natural gas and oil reserves and producing from them over the long-term rather than focusing on achieving immediate net income. The uncertainties described in this section may impede our ability to ultimately find, develop and exploit natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Our level of indebtedness reduces our financial and operational flexibility, and our level of indebtedness may increase.

As of December 31, 2006, the principal amount of our long-term debt was $106.3 million. Our level of indebtedness affects our operations in several ways, including the following:

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

•

A default under our senior secured note covenants could result in required principal payments that we may not be able to meet, resulting in higher penalty interest rates and/or debt maturity acceleration.

We may incur additional debt, including significant additional secured indebtedness, in order to develop our properties in accordance with our business plan for the next twelve months. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, natural gas and oil prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to pay the interest on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Disputes have arisen between the Company and Geostar in connection with the POA and general operating and administrative activity,

Over the past six years, we have entered into various transactions or agreements with Geostar, a related party. In 2001, the Company entered into a Participation and Operating Agreement (the “POA”) with Geostar that governed the joint Geostar and Company United States and Australian property acquisition and exploration and development activities. We have also requested that Geostar’s Australian subsidiary provide a record title assignment of our beneficial interests in EL 4416, the exploration license in the Gippsland Basin property in Victoria, Australia. Various disputes have arisen, primarily over the past year, in connection with the POA and general operating and administrative activity between Geostar and us, including claims by Geostar that we owe Geostar approximately $3.0 million of additional charges for operating and administrative costs not previously billed and approximately $11.0 million in demands for finder fees for funds previously provided by Geostar on our behalf. Although we strongly contend that these additional Geostar charges are without merit and that Geostar owes us approximately $3.8 million at December 31, 2006, we may not prevail. Payment to Geostar of the amounts asserted would have a material adverse effect on our financial position.

Deficiencies of title to our leased interests could significantly affect our financial condition.

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers and others to perform the field work in examining records in the appropriate governmental or county clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well, the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies may have been cured by the operator of any such wells. It does happen, from time to time, that the examination made by the title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect, which could affect our financial condition and results of operations. Information about our legal proceedings is set forth in Footnote 16 “Commitments and Contingencies—Litigation” to our consolidated financial statements, which begins on page F-1.

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

You should not consider the present values of estimated future net cash flows referred to in this Form 10-K to be the current market value of the estimated reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are generally based on prices and costs in effect when the estimate is made. However, actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

•	The amount and timing of actual production, supply and demand for natural gas or oil;

•	Curtailments or increases in consumption of natural gas or oil;

•	Changes in governmental regulations or taxation; and

•	The timing of both production and expenses in connection with the development and production of natural gas or oil properties.

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

At December 31, 2006, approximately 63.5% of our total proved reserves were classified as proved developed non-producing and proved undeveloped. It will take substantial capital to recomplete or drill our non-producing and undeveloped locations. Our estimate of proved reserves at December 31, 2006 assumes that we will spend significant development capital expenditures to develop these reserves, including an estimated $30.9 million in 2007. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition and results of operations.

We may experience shortages of equipment and personnel, which could significantly disrupt or delay our operations.

From time to time, there has been a general shortage of drilling rigs, equipment, supplies and oilfield services in North America and Australia, which could intensify with increased industry activity. In addition, the costs and delivery times of rigs, equipment and supplies have risen. Shortages of drilling rigs, equipment, supplies or trained personnel could delay and adversely affect our operations and drilling plans, which could have an adverse effect on our results of operations. While we intend to enter into contracts for the services of drilling rigs in North America and Australia, we may not be successful in doing so. The demand for, and wage rates of, qualified rig crews have begun to rise in the drilling industry due to the increasing number of active rigs in service. Personnel shortages have occurred in the past during times of increasing demand for drilling services. If the number of active drilling rigs increases, we may experience shortages of qualified personnel to operate our drilling rigs, which could delay our drilling operations and adversely affect our business.

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

Failure to comply with environmental and other laws and regulations applicable to our interests and operations could result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of orders enjoining or limiting future operations, any of which could have a material adverse affect on our financial condition. Legal requirements are sometimes unclear or subject to reinterpretation and may be frequently changed in response to economic or political conditions. As a result, it is hard to predict the ultimate cost of compliance with these requirements or their affect on our interests and operations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations may have a material adverse affect on our financial condition and results of operations.

The production, handling, storage, transportation and disposal of natural gas and oil, by-products of natural gas and oil and other substances produced or used in connection with natural gas and oil production operations are regulated by laws and regulations focused on the protection of human health and the environment. Joint and several, strict liability may be incurred without regard to fault, or the legality of the original conduct, under certain of these laws and regulations for the remediation of contaminated areas. Private parties, including the owners of properties located near our storage facilities or through which our pipeline systems pass, also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Consequently, the discharge or release of natural gas, oil or other substances into the air, soil or water, even by predecessor operators, could subject us to liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property and natural resource damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance.

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

Approximately 66% of our revenues for the year ended December 31, 2006 was from the production of wells located in our deep Bossier play in East Texas. Any disruption in production or our ability to process and sell our natural gas production from this area would have a material adverse effect on our results of operations.

Production of the natural gas in the deep Bossier play in East Texas could unexpectedly be disrupted or curtailed due to reservoir or mechanical problems. Additionally, a majority of our East Texas production is processed through two on-site processing facilities. If these facilities ceased to operate, were destroyed or otherwise needed replacement, it could require 60 to 90 days to replace either one or both of these facilities. A 60 to 90 day curtailment of our East Texas production could reduce current revenues by an estimated $3.1 to $4.6 million, with a corresponding reduction in our cash flow.

There are a limited number of natural gas purchasers and transporters in the Hilltop area of our deep Bossier play in East Texas. The loss of our current purchaser and transporter and an inability to locate another purchaser and transporter would have a material adverse effect on our financial condition and results of operations.

There are a limited number of natural gas purchasers and transporters in the Hilltop area of the deep Bossier play in East Texas. During 2006, ETC Texas Pipeline, Ltd. accounted for substantially all of our revenues from our deep Bossier play in East Texas. If ETC were to cease purchasing and transporting our natural gas and we were unable to contract with another purchaser and transporter, it would have a material adverse effect on our financial condition and results of operations.

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

Other companies operate some of the properties in which we have an interest. As a result, we have a limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could have a material adverse affect on the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

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

Our ability to successfully execute and maximize our business plan is dependent on our ability to obtain adequate financing.

In order to maximize our business plan, we will need to raise at least $50.0 million of new capital to develop our properties in accordance with our business plan for the next twelve months. Our business plan, which includes participation in 3-D seismic shoots, the drilling of exploration prospects and development projects and producing property acquisitions, has required and will continue to require substantial capital expenditures. We will require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In particular, the terms of our senior secured notes limit our ability to incur additional indebtedness. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

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

Our major shareholder may influence the activities and operations of certain jointly owned properties, which also could result in conflicts of interest.

As of December 31, 2006, Chesapeake Energy Corporation owned approximately 16.5% of our outstanding common shares. As a result, Chesapeake is in a position to heavily influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption or amendment of provisions in our Amended and Restated Articles of Incorporation and Bylaws and the approval of mergers and other significant corporate transactions. Their high level of ownership may also delay, defer or prevent a change in control of us and may adversely affect the voting and other rights of other shareholders. Chesapeake has the right to have present an observer at our board of directors meetings.

Chesapeake and its subsidiaries are also engaged in the natural gas and oil business. Although we have entered into a joint operating agreement with Chesapeake, it is possible that we may in some circumstances be in direct or indirect competition with Chesapeake, including competition with respect to certain business strategies and transactions that we may propose to undertake. These conflicts of interest may have a material adverse affect our results of operations.

Some of our directors may not be subject to suit in the United States.

Two of our directors reside in Canada. As a result, it may be difficult or impossible to effect service of process within the United States upon those directors, to bring suit against them in the United States or to enforce in the United States courts any judgment obtained there against them predicated upon any civil liability provisions of the United States federal securities laws. Investors should not assume that Canadian courts (a) will enforce judgments of United States courts obtained in actions against those directors predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States; or (b) will enforce, in original actions, liabilities against those directors upon the United States federal securities laws or any such state securities or blue sky laws.

If we are unable to meet the SEC’s requirements related to the assessment, attestation and effectiveness of our internal controls, we may suffer a loss of investor confidence, and the price of our common shares may be adversely affected.

Under the Securities Exchange Act, we will be required to include in our annual report a report on internal controls over financial reporting. This report must state management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting. The report must also contain an assessment as of the end of the year of the effectiveness of those internal controls. The Exchange Act also requires our registered public accounting firm to test and report on the assessment made by management. These new rules will become effective for us for the year ending December 31, 2007. In order to meet these requirements, we must document and test the effectiveness of our internal controls and then allow time for our registered public accounting firm to audit our internal control structure. The amount of work required by us to prepare, maintain and test our internal control structure could be extensive. In the event that management is unable to complete its assessment of the effectiveness of our internal controls over financial reporting or our auditors are unable to attest to management’s assessment or do their own assessment, or if these internal controls are not effective, we might experience an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our common shares.

Risk Factors Related to Our Common Shares

Our common share price has been and is likely to continue to be highly volatile.

The trading price of our common shares are subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of drilling and rig activity, economic conditions in the natural gas and oil industry, general economic conditions or other events or factors that our beyond our control. Information about the market price of our common shares since trading commenced on the American Stock Exchange on January 5, 2006 is set forth in Item 5. “Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities—Market Information”.

In addition, the stock market in general and the market for natural gas and oil exploration companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance. In the past, following periods of volatility in the overall market and in the market price of a company’s securities, securities class action litigation has been instituted against these companies. If this type of litigation were instituted against us following a period of volatility in our common shares trading price, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a materially adverse impact on our operations.

Future issuances of our common shares may adversely affect the price of our common shares.

The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

Our ability to issue an unlimited number of our common shares under our articles of incorporation may result in dilution or make it more difficult to effect a change in control of the company, which could adversely affect the price of our common shares.

Unlike most corporations formed in the United States, our Amended and Restated Articles of Incorporation chartered under the laws of the Province of Alberta, Canada permit the board of directors to issue an unlimited number of new common shares without shareholder approval, subject only to the rules of the American Stock Exchange and the Toronto Stock Exchange or any future exchange on which our common shares trades. The issuance of a large number of common shares could be effected by our directors to thwart a takeover attempt or offer for us by a third party, even if doing so would benefit our shareholders, which could result in the common shares being valued less in the market. The issuance, or the threat of issuance, of a large number of common shares, at prices that are dilutive to the outstanding common shares could also result in the common shares being valued less in the market.

Failure to register our common shares that were sold in a November 2006 private placement could result in us being required to pay fees, which could be significant.

On November 2006, we issued 25 million common shares for aggregate proceeds of $50.0 million. We are required to use our reasonable commercial efforts to file a registration statement with the SEC covering the resale of the common shares within 120 days of the November 2006 closing date and to use our reasonable commercial efforts to cause the registration statement to be declared effective within 180 days of the closing date. If a registration statement is not filed or declared effective within the time prescribed, we will be required to pay an amount in cash equal to 1.5% of the aggregate proceeds per month, up to aggregate payments of 8% of the aggregate proceeds, or $4.0 million, until the registration statement is declared effective or the common shares become freely tradable pursuant to Rule 144(k).

Issuance of the common shares upon exercise of warrants and conversion of convertible debentures, together with additional issuances of common shares to purchasers of our senior secured notes for no additional consideration, will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common shares.

We are obligated to issue a substantial number of common shares upon exercise of outstanding common share purchase warrants and upon conversion of our convertible debentures. In connection with the issuance of $73.0 million of senior secured notes in June and September 2005, we issued 6,697,125 common shares to the purchasers of our senior secured notes pursuant subscription receipts. Additionally we have the right until June 2007 to issue an additional $10.0 million of senior secured notes, which would require the issuance of additional subscription rights. These issuances will dilute the ownership interest of existing shareholders. Any sales in the public market of the common shares issuable upon such exercise of warrants, conversion, or issuance of additional common shares could adversely affect prevailing market prices of our common shares. In addition, the existence of these warrants and convertible debentures may encourage short selling by market participants.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist primarily of natural gas, oil and mineral lease and concession interests in the following areas:

•	Deep Bossier play in East Texas;

•	Powder River Basin in Wyoming;

•	Gunnedah Basin in New South Wales, Australia; and

•	Gippsland Basin in Victoria, Australia.

Additional information concerning our interests in these areas is described under Item 1. Business.

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

	For the Years Ended December 31,
	2006	2005
Production:
Natural gas (MMcf)	4,646.3	3,810.0
Oil (MBbl)	11.6	1.9
Total (MMcfe)	4,716.1	3,821.5
Natural gas (MMcfd)	12.7	10.5
Oil (MBod)	0.2	0.0
Total (MMcfed)	12.9	10.5
Average sales prices:
Natural gas (per Mcf)	$5.60	$7.18
Oil (per Bbl)	$64.66	$50.85
Selected data per Mcfe:
Lease operating, transportation and selling expenses	$1.82	$1.81
General and administrative expenses	$2.87	$2.28
Depreciation, depletion and amortization of natural gas and oil properties	$3.46	$3.64

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

	For the Years Ended December 31,
	2006		2005
	Gross	Net	Gross	Net
Exploratory wells:
Productive	4	2.3	4	3.9
Non-productive	1	0.3	1	1.0
Undecided	9	3.2	3	1.9

Total	14	5.8	8	6.8

Development wells:
Productive	43	19.5	82	36.0
Non-productive	—	—	—	—

Total	43	19.5	82	36.0

Exploration and Development Acreage

The following table sets forth our ownership interest in undeveloped acreage and developed acreage in the areas indicated where we own a working interest as of December 31, 2006. Gross represents the total number of acres in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross acres.

	Undeveloped Acreage		Developed Acreage
	Gross	Net	Gross	Net
Hilltop area, East Texas	47,682	23,565	4,293	2,809
Powder River Basin, Wyoming	33,917	11,992	21,049	9,862
Appalachian Basin, West Virginia	13,323	8,671	1,187	735
California	3,040	3,040	—	—

Total United States	97,962	47,268	26,529	13,406
Gunnedah Basin, New South Wales	1,997,800	669,230	2,200	770
Gippsland Basin, Victoria	1,000,000	750,000	—	—

Total Australia	2,997,800	1,419,230	2,200	770

Productive Wells

The following table sets forth our ownership interest in productive economic wells in the areas indicated where we own a working interest as of December 31, 2006, based on our third party reservoir engineering report. Gross represents the total number of wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross wells. Productive wells are wells that are capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well.

	Productive Wells
	Natural Gas		Oil		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Hilltop area, East Texas	8	7.2	—	—	8	7.2
Powder River Basin, Wyoming	258	104.7	—	—	258	104.7
Appalachian Basin, West Virginia	3	2.1	1	0.8	4	2.9

Total United States	269	114.0	1	0.8	270	114.8

As of December 31, 2006, we had no commercially productive wells in Australia.

Natural Gas and Oil Reserves

Our estimated total net proved reserves of natural gas and oil as of December 31, 2006, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following table. These estimates were prepared by Netherland, Sewell & Associates, Inc., independent reservoir engineers, and are part of their reserve reports on our natural gas and oil properties. Netherland, Sewell & Associates’ estimates were based on a review of geologic, economic, ownership and engineering data that we provided. In estimating the reserve quantities that are economically recoverable, end-of-period natural gas and oil prices, held constant, were utilized. In accordance with SEC regulations, no price or cost escalation or reduction was considered.

	Total Proved Reserves as of December 31, 2006
	Producing	Non-producing	Undeveloped	Total
Natural gas (MMcf)	11,251	8,847	11,059	31,157
Oil (MBbls)	30	—	—	30
Total proved reserves (MMcfe)	11,429	8,847	11,059	31,335
Standardized measure of discounted future net cash flow ($000)	$25,446	$13,363	$1,529	$40,338

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

Pricing Assumptions

SEC regulations require that the natural gas and oil prices used in Netherland, Sewell & Associates’ reserve reports are the period-end prices for natural gas and oil at December 31, 2006. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease for energy content, quality, transportation, compression and gathering fees, and regional price differentials. The pricing assumptions are listed below:

	As of December 31, 2006
	Gas ($/MMBtu)	Oil ($/Bbl)
Production:
Hilltop Area, East Texas	$5.42	$57.75
Powder River Basin, Wyoming	$4.46	$57.75
Appalachian Basin, West Virginia	$5.63	$57.75
Cherokee Basin, Kansas	$5.64	$57.75

The weighted average natural gas and oil prices after basis adjustments used in our reserve valuation as of December 31, 2006 were $56.59 per barrel and $4.76 per Mcf.

The prices used in calculating the estimated future net revenue attributable to proved reserves do not reflect market prices for natural gas and oil production sold subsequent to December 31, 2006. There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices. Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

For additional information concerning our estimated proved reserves, the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2006, 2005 and 2004, and the changes in quantities and standardized measure of such reserves for each of the three years then ended, see Note 22 to our consolidated financial statements, which begins on page F-1.

Item 3.	Legal Proceedings

Information about our legal proceedings is set forth in Footnote 16 “Commitments and Contingencies—Litigation” to our consolidated financial statements beginning on page F-1.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2006, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the American Stock Exchange under the symbol “GST” and the Toronto Stock Exchange under the symbol “YGA”.

The following table sets forth the high and low sale prices of our common shares as quoted in the United States over-the-counter market and, after January 5, 2006, as reported on the American Stock Exchange, and as reported on the Toronto Stock Exchange for the periods presented. The prices in the table below have been adjusted for stock splits.

	American Stock Exchange (1)		Toronto Stock Exchange
	High	Low	High		Low
2006
Fourth quarter	$2.56	$2.03	CDN$	2.91	CDN$	2.20
Third quarter	$3.14	$2.00	CDN$	3.70	CDN$	2.24
Second quarter	$4.37	$2.10	CDN$	5.12	CDN$	2.27
First quarter	$5.98	$3.60	CDN$	6.73	CDN$	4.05
2005
Fourth quarter	$4.22	$3.22	CDN$	4.62	CDN$	3.85
Third quarter	$4.01	$2.25	CDN$	4.72	CDN$	2.75
Second quarter	$3.85	$2.74	CDN$	4.48	CDN$	3.38
First quarter	$3.92	$3.02	CDN$	4.95	CDN$	3.64

(1)	Prior to our listing on the American Stock Exchange on January 5, 2006, our common shares traded in the United States over-the-counter market under the symbol “GSREF.PK”.

The last reported sale prices of our common shares on the American Stock Exchange and the Toronto Stock Exchange on March 20, 2007 were $1.84 and CDN$2.00, respectively.

Shareholders

As of March 20, 2007, there were 641 shareholders of record who owned our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2006, we sold the following securities without registration under the Securities Act of 1933:

On February 3, 2006, the Company issued 21,948 common shares valued at $84,000 upon exercise of warrants at CDN$4.65 per share issued in connection with the sale of the Convertible Senior Debentures. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

On March 20, 2006, the six-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 152,299 common shares valued at CDN$714,286. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

On March 31, 2006, in connection with the June 2005 purchase of properties from Geostar, the Company issued to Geostar as part of the final purchase price adjustment 548,128 common shares valued at CDN$4.50 per share, or $2.1 million. The issuance of the shares and unsecured subordinated notes to Geostar was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 19, 2006, the twelve-month anniversary of the June 17, 2005 $63.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 1,607,143 common shares valued at CDN$4.5 million. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

On September 19, 2006, the twelve-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 256,016 common shares valued at CDN$714,286. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

On November 17, 2006, the Company issued 25,000,000 common shares to institutional investors valued at $50.0 million ($47.8 million after underwriting fees and related expenses). The issuance of the common shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On December 18, 2006, the eighteen-month anniversary of the June 17, 2005 $63.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 1,800,000 common shares valued at CDN$4.5 million. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

On March 19, 2007, the eighteen-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 375,939 common shares valued at CDN$714,286. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 6.	Selected Financial Data

The following table presents selected historical financial data as of and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements.

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Loss:
Revenues	$26,765	$27,442	$6,059	$1,461	$783
Loss from operations	$(71,070)	$(10,963)	$(9,587)	$(2,368)	$(2,657)
Net loss	$(84,839)	$(25,692)	$(12,776)	$(4,947)	$(4,599)
Basic and diluted loss per share	$(0.50)	$(0.20)	$(0.12)	$(0.05)	$(0.05)
Shares used in the calculation of basic and diluted loss per share	170,015	129,399	111,374	104,958	98,618

Consolidated Balance Sheet:
Property plant and equipment, net	$160,826	$165,347	$56,564	$37,725	$34,467
Total assets	$228,142	$240,128	$84,442	$38,757	$36,034
Long-term liabilities	$98,627	$105,410	$60,668	$10,554	$12,291
Total shareholders’ equity	$98,342	$120,776	$21,976	$23,669	$22,430

Additional pro forma information about the 2005 Geostar Acquisition is set forth in Footnote 5, “Geostar Acquisition” to our consolidated financial statements, which begins on page F-1.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data, which begins on page F-1. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, the impact of acquisitions, changes due to the adoption of SASB 123(R), estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and “Cautionary Notes Regarding Forward Looking Statements”, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur.

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as coal bed methane, or CBM. We currently are pursuing additional unconventional natural gas exploration in the deep Bossier play in the Hilltop area in East Texas. Our primary CBM properties are in the United States in the Powder River Basin and in the Gunnedah and Gippsland Basins of Australia.

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

Full Cost Method of Accounting

We follow the full cost method of accounting for natural gas and oil operations, whereby all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. Our current cost centers are located in the United States and Australia. Such costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves, as determined by independent petroleum engineers. The percentage of total reserve volumes produced during the year is multiplied by the net capitalized investment plus future estimated development costs in those reserves.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

In applying the full cost method, we perform a quarterly ceiling test on the cost center properties whereby the net cost of natural gas and oil properties, net of related deferred income taxes (“net cost”), is limited to the sum of the estimated future net revenues from proved reserves using prices in effect at the end of the period held constant, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects (“ceiling”). If the net cost exceeds the ceiling, an impairment loss is recognized for the amount by which the net cost exceeds the ceiling and is shown as a reduction in natural gas and oil properties and as additional depletion. Proceeds from a sale of natural gas and oil properties will be applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion or amortization.

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

“Ceiling” Limitation Test—The full-cost method of accounting for natural gas and oil properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of natural gas and oil properties is not reversible at a later date even if natural gas and oil prices increase. Impairments were required in the years ended December 31, 2006, and 2005. The calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely, but subsequent period end prices may be used if such prices would reduce the ceiling impairment. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on prices and costs in effect at the time of evaluation. The weighted average natural gas and oil prices after basis adjustments used in the reserve valuations as of December 31, 2006 and 2005 were $54.85 per barrel and $6.11 per Mcf and $56.00 per barrel and $7.39 per Mcf, respectively.

Effect if different assumptions used.    Units-of-production method to amortize our natural gas and oil properties—A 10% increase in reserves would have decreased our depletion expense for the year ended December 31, 2006 by approximately 3%, while a 10% decrease in reserves would have increased our depletion expense by approximately 3% with an offsetting adjustment to ceiling impairment.

The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full-cost ceiling impairment. A 10% decrease in prices would have resulted in the recognition of additional 2006 ceiling impairment expense of approximately $14.4 million. A 10% increase in prices used would have reduced our 2006 ceiling impairment expense by approximately $14.8 million.

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

Assumptions/Approach Used.    At December 31, 2006, we had $81.5 million allocated to unproved United States property costs which was comprised primarily of unevaluated acreage costs. The unproven property costs are evaluated by the technical team and management of whether the property has potential attributable reserves. Therefore, the assessment made by our technical team and management of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if different assumptions used.    A 10% increase or decrease in the unproved property balance would have decreased or increased our depletion expense by approximately 2% for the year ended December 31, 2006. A 10% decrease in unproved property balance would have increased our 2006 ceiling impairment expense by approximately $7.9 million.

Asset Retirement Obligation

Nature of Critical Estimate Item.    We have certain obligations to remove tangible equipment and restore land at the end of natural gas and oil production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Under Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, as discussed in Note 2 to our Consolidated Financial Statements, we estimate asset retirement costs for all of our assets, inflation adjust those costs to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our capitalized cost. We then accrete the liability quarterly using the period-end effective credit-adjusted-risk-free rate. As new wells are drilled or purchased, their initial asset retirement cost and liability is calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool);

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

Stock-Based Compensations

Effective January 1, 2003, we adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123), using the prospective application method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This statement requires us to record compensation costs for options granted under our stock option plan in accordance with the fair value method prescribed in SFAS No. 123.

Prior to January 1, 2003, we accounted for stock options under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. No compensation expense was recognized for stock options that had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair values were determined by using the Black-Scholes-Merton valuation model.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”, using the modified-prospective method. Under that method, compensation cost for 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized on a straight-line basis over the options estimated lives for fixed awards with ratable vesting provisions.

Results of Operations

The following is a comparative discussion of the results of operations for the years ended December 31, 2006, 2005 and 2004. It should be read in conjunction with the consolidated financial statements and the related notes in Item 8. Financial Statements and Supplementary Data, which begins on page F-1.

	For the Years Ended December 31,
	2006	2005	2004
Production:
Natural gas (MMcf)	4,646.3	3,810.0	1,108.0
Oil (MBbl)	11.6	1.9	1.8
Total (MMcfe)	4,716.1	3,821.5	1,118.8

Natural gas (MMcfd)	12.7	10.5	3.0
Oil (MBod)	0.2	0.0	0.0
Total (MMcfed)	12.9	10.5	3.1

Average sales prices:
Natural gas (per Mcf)$	$5.60	$7.18	$5.40
Oil (per Bbl)	$64.66	$50.85	$40.08

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenues.    Substantially all of our revenues are derived from the production of natural gas in the United States. Revenues were $26.8 million for the year ended December 31, 2006, down from $27.4 million for the year ended December 31, 2005. The decrease in revenues was the result of a 21% decrease in natural gas prices, which was partially offset by a 23% increase in production.

Natural Gas and Oil Production and Average Sales Prices.    Natural gas represents substantially all of our production. The table above sets forth production and sales information for the years ended December 31, 2006 and 2005.

Lease operating, transportation and selling expenses.    Lease operating, transportation and selling expenses were $8.6 million for the year ended December 31, 2006, up from $6.9 million for the year ended December 31, 2005. This increase was due to an increased number of producing wells. Our lease operating, transportation and selling expenses was $1.82 per Mcfe for the year ended December 31, 2006, compared to $1.81 for the comparable period in 2005.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization was $16.3 million for the year ended December 31, 2006, up from $13.9 million for the year ended December 31, 2005. This increase primarily was attributable to new East Texas wells drilled and placed into production during 2006 and additional production from new CBM wells drilled in the Powder River Basin. The increase in DD&A expense was the result of a 23% increase in production, which was partially offset by an 5% decrease in the DD&A rate per unit of production. The DD&A rate for the year ended December 31, 2006 was $3.44 per Mcfe, as compared to $3.63 for the comparable period in 2005.

Impairment of natural gas and oil properties.    Impairment of natural gas and oil properties was $56.3 million for the year ended December 31, 2006, compared to $8.7 million for the comparable period ended 2005. The 2006 year impairment was the result of net natural gas and oil property costs, as adjusted for related deferred income taxes and other adjustments, exceeding the sum of estimated future net revenues using post end of period weighted average after basis adjustment prices held constant of $6.11 per Mcf for natural gas and $54.85 per barrel for oil, discounted at 10%, and United States unproven property at historical cost of $81.5 million, which was lower than the estimated fair market value, as adjusted for related income taxes and other adjustments. The

2005 impairment is the result of net natural gas and oil property costs, as adjusted for related deferred income taxes, if any, and other adjustments, exceeding the sum of estimated future net revenues using prices in effect at June 30, 2005, the date of the impairment, held constant at $5.32 per Mcf for natural gas and $52.33 per barrel for oil, discounted at 10%, and unproven properties at historical costs of $93.3 million, which was lower than estimated fair market value, as adjusted for related deferred income taxes and other adjustments.

General and administrative.    We reported general and administrative expenses of $13.5 million for the year ended December 31, 2006, up from $8.7 million for the year ended December 31, 2005. This increase in general and administrative expenses was primarily due to increases in staff, contract personnel and professional service charges and the recording of non-cash compensation expense due to the granting of stock options. Stock-based compensation expense for 2006 pursuant to the SFAS 123(R), was $3.9 million, up from $2.3 million in 2005.

Litigation settlement expense.    The $2.4 million litigation settlement expense incurred in 2006 was primarily the result of a settlement payment regarding Western Gas Resources, Inc., et. al., of a lawsuit involving a gas gathering agreement and its applicability to properties we exchanged in 2002.

Interest expense.    We reported interest expense of $15.6 million for the year ended December 31, 2006, compared to $15.3 million for the year ended December 31, 2005. The increase in interest expense was the result of higher average debt outstanding and higher interest rates, which were partially offset by a decline in financing cost amortization. Interest expense includes deferred financing cost amortization of $4.3 million for 2006, a decrease of $500,000 from 2005.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenues.    Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of $27.4 million for the year ended December 31, 2005, up from $6.1 million for the year ended December 31, 2004. This increase was attributable to the commencement of production of natural gas from our East Texas deep Bossier Field in late 2004 and continued 2005 field development and related production increases coupled with additional production from new CBM wells drilled in the Powder River Basin. The acquisition of additional leasehold and working interests in East Texas and the Powder River Basin from Geostar and higher prices for both natural gas and oil also contributed to the increase. Of the increase in revenues, 68% was attributed to higher production rates and 32% resulted from price increases.

Natural Gas and Oil Production and Average Sales Prices.    Natural gas represents substantially all of our production. The table above sets forth production and sales information for the years ended December 31, 2005 and 2004.

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

Impairment of natural gas and oil properties.    Impairment of natural gas and oil properties was $8.7 million for the year ended December 31, 2005, up from $6.3 million for 2004. The 2005 impairment is the result of net natural gas and oil property costs, as adjusted for related deferred income taxes and other adjustments, exceeding the sum of estimated future net revenues using prices in effect at June 30, 2005, the date of the impairment, held constant at $5.32 per Mcf for natural gas and $52.33 per barrel for oil, discounted at 10%, and unproven properties at historical costs of $93.3 million, which was lower than estimated fair market value, as adjusted for related deferred income taxes and other adjustments. The 2005 impairment was primarily the result of limited reserve additions during the current interim period and higher costs incurred to drill and complete the East Texas wells.

General and administrative.    General and administrative expenses were $8.7 million for the year ended December 31, 2005, up from $4.0 million for 2004. This increase in general and administrative expenses was primarily due to personnel increases, higher contract increases in staff, contract personnel and professional service charges, costs associated with our Form S-1 Registration Statement and non-cash compensation expense due to the issuance of stock options. Stock-based compensation expense for 2005 was $2.3 million, up from $1.4 million for 2004.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $40.7 million and the ability to issue up to $10.0 million of additional senior secured notes. For the year ended December 31, 2006, we reported negative cash flow from operations of $1.3 million. Capital expenditures on natural gas and oil properties during 2006 totaled $55.7 million during the period.

Pursuant to the terms of our senior secured notes, we have the right, exercisable quarterly to June 16, 2007, to require the original purchasers of the senior secured notes to purchase additional notes in an amount limited to an aggregate of $10.0 million in principal, provided that we comply with proved plus probable reserve present value discounted at 10%, or PV(10), to net senior secured debt coverage ratio of 2.5:1 and proved reserve PV10 to net senior secured debt coverage ratio of 1.0:1 and other general covenants and conditions. The PV(10) value is to be based on a third party independent reserve report utilizing constant pricing based on the lower of current natural gas and oil prices or $6.00 per Mcf of natural gas and $40.00 per barrel of oil.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans, particularly our drilling plans in East Texas and Australia, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, non-strategic asset sales, the issuance of additional senior secured notes, the issuance of subordinated notes or the issuance of additional equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We are in the early stages of exploration and development of our East Texas properties. Amounts and timing of future cash flows is dependent on confirmation of production from recently completed wells, together with the success of currently drilling and future wells to be drilled. We cannot be certain that future funds will be available to fully execute our current business plan.

Our capital expenditures in the next twelve months under our current business plan are estimated to total approximately $75.8 million, of which $54.5 million is estimated to be spent on our deep Bossier natural gas exploration and development operations, $3.8 million is estimated to be spent on CBM projects in the United States and $17.5 million is estimated to be spent on CBM projects in Australia. Given the forecast for natural gas and oil prices, cash on hand and projected production volume increases, we believe that approximately $50 million of additional financing will be necessary to execute our business and operational plans over the next twelve months. The additional financing funds will most likely include internally generated cash flow, cash on hand, non-strategic asset sales, the issuance of additional senior secured notes, the issuance of subordinated notes or the issuance of additional equity. If we can not obtain these funds in capital market transactions, loans or otherwise, we may have to revise our business plan and reduce our capital drilling program.

On November 17, 2006, the Company closed a private placement of 25,000,000 of its common shares at $2.00 per share. The shares were sold to institutional accredited investors in the United States, including Chesapeake. Net proceeds from this placement of $47.8 million, after deducting placement fees and estimated expenses, is being used to fund the Company’s drilling programs and for general corporate purposes.

We are highly dependent upon natural gas pricing. A material decrease in current and projected natural gas prices could impact our ability to fund future activities, impair our ability to raise additional capital on acceptable terms and result in a financial covenant default under the senior secured notes, resulting in mandatory principal reduction under certain conditions.

We currently have no natural gas price financial instruments or hedges in place. Our natural gas marketing contracts use “spot” market prices. We may enter into long-term fixed-price natural gas contracts, swap or hedge positions, other gas financial instruments or financial derivatives later in 2007. A senior secured notes covenant restricts us from hedging more than 50% of future production.

At December 31, 2006, we were in compliance with all debt covenants.

Off Balance Sheet Arrangements

As of December 31, 2006, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations under these arrangements as of December 31, 2006:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Maturities on long-term debt, including related current portion	$106,250	$—	$33,250	$73,000	$—
Interest on long-term debt (1)	47,930	14,952	29,004	3,974	—
Office lease (2)	786	205	410	171	—
Drilling contract (3)	18,093	6,295	11,798	—	—
Operating leases and other (4)	69	44	16	9	—

Total	$173,128	$21,496	$74,478	$77,154	$—

(1)	These amounts represent the principal balances that will become due on our senior secured notes, subordinated unsecured notes payable and convertible senior debenture.
(2)	Office lease obligation expires 10/31/10.
(3)	Represents minimum rates under a three year drilling contract commitment requiring minimum fees per year, net of advance payments,.
(4)	Represents operating lease payments on gas treatment equipment and various office equipment.

We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At December 31, 2006, our reserve for these obligations totaled $4.2 million for which no contractual commitment exists. Information about this reserve is set forth in Footnote 9 “Asset Retirement Obligation” to our consolidated financial statements, which begins on page F-1.

We have employment contracts with our Chief Executive Officer and Chief Financial Officer, which obligate us to pay a specified level of salary, target bonus and certain other payments and reimbursements to them during their employment and in the event of termination or change of control. Information about such payments is set forth in Item 11, “Executive Compensation”.

Commitments

In February 2007, we entered into a letter agreement with ETC Texas Pipeline, Ltd. that expands our existing transportation and treating agreement to meet the future gathering, treating and transportation of natural gas produced and owned or controlled by us in the Hilltop area of East Texas. Under the letter agreement, ETC would construct a gathering system sufficient to gather and treat up to 150 MMcfd, and we would deliver to ETC a minimum of approximately 135 Bcf over a 10-year period. Minimum annual sales over the 10-year period and fees for the gathering and treating of natural gas are currently being negotiated.

In March 2007, we and our Australian joint venture partner in PEL 238 agreed to acquire outstanding overriding royalty interests from several outside parties including directors of the joint venture partner. The terms of the agreements call for us to acquire and terminate our 35% share of a 4% overriding royalty interest in PEL 238 at a net cash price of $2.5 million payable May 3, 2007. In addition, we are to reimburse our joint venture partner in cash for our 35% share of overriding royalty interests acquired and terminated by the joint venture partner using the joint venture partner’s common stock as compensation. We expect our share of the costs associated with the acquisition and termination of overriding royalty interests acquired to be approximately $2.9 million due on or before May 2, 2007 or within three days of notice from the joint venture partner if the shares are issued after May 2, 2007.

Future Share Issuances

Pursuant to the Geostar Acquisition, Geostar may receive additional common shares based on look-backs at June 30, 2006 and June 30, 2007 on the East Texas assets, based on a required number of drilled wells, and net reserve additions valued at $1.50 per Mcf less attributable development expenditures to Geostar’s acquired interest. The look-back calculations are to be based on a third party engineering report and calculated within 60 days of receipt of the engineering report. Common shares to be issued, if any, are to be based on the five day weighted average trading price on the day preceding the actual payment of shares, discounted by ten percent. Based on our look-back analysis at June 30, 2006, no additional shares are due to Geostar at this time. We are still awaiting confirmation of Geostar’s June 30, 2006 look-back review results.

As of the date of this filing, Geostar has neither responded to the June 30, 2006 look-back analysis that we provided nor provided us an independent reserve analysis disputing our June 30, 2006 look-back analysis, which, as called for in the Purchase and Sale Agreement, would be averaged with our independent reserve analysis for the purpose of determining how many, if any, shares would be due to Geostar.

Common Share Registration Obligation and Penalties

On November 17, 2006 (“Closing Date”), we issued to various subscribers 25 million of our common shares for $50.0 million (“Aggregate Subscription Price”). We have agreed to use our reasonable commercial efforts to file a registration statement covering the resale of the common shares within 120 days of the Closing Date (the “Filing Deadline”) and to cause the registration statement to be declared effective within 180 days of the Closing Date (the “Effectiveness Deadline”). We agreed to cause the registration statement to remain effective until the earlier of (i) 30 days after all the common shares have been sold under the registration statement, or (ii) one year from the Closing Date (the “Effectiveness Period”). If the registration statement is not filed by the Filing Deadline, we agreed to pay to the subscribers an amount in cash equal to 1.5% of the Aggregate Subscription Price per month for the period between the Filing Deadline and the date that the registration statement is filed. If the registration statement is not declared effective by the Effectiveness Deadline or shall cease to be effective for any period of time during the Effectiveness Period, we agreed to pay to the subscriber an amount in cash equal to 1.5% of the Aggregate Subscription Price per month until such time as the registration statement is declared effective or the common shares become freely tradable pursuant to Rule 144(k), generally two years. Such amounts will accrue daily and be paid monthly in arrears. The total penalty fee payable to the subscribers is limited to aggregate payments of 8% of the Aggregate Subscription Price or $4.0 million. We filed an S-3 Registration Statement on February 2, 2007 in regards to the common shares and are waiting for such to be declared effective once our Annual Report on Form 10-K is filed.

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—an amendment of SFAS Statements 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued SFAS No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Guidance for Quantifying Financial Statement Misstatement

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which establishes an approach requiring the quantification of financial statement errors based on the effect of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and “roll-over” methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; however, its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron curtain method for quantifying financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006. The use of the dual approach did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Although the disclosure requirements may be expanded where certain assets or liabilities are fair valued such as those related to stock compensation expense and hedging activities, the Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the year ended December 31, 2006, a 10% change in the prices received for natural gas production would have had an approximate $2.7 million impact on our revenues. To date, we have not entered into hedge transactions to mitigate our commodity pricing risk.

Interest Rate Risk

The carrying value of our debt approximates fair value. At December 31, 2006, we had approximately $106.3 million in principal amount of long-term debt of which $73.0 million of the senior secured notes was subject to a floating interest rate of LIBOR plus 6%. A 10% fluctuation in interest rates would have an approximate $391,000 impact on annual interest expense.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in U.S. dollars, thus limiting our exposure to currency translation risk. In 2006, our Australian activities consisted of capital expenditures totaling approximately $4.6 million. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 8.	Financial Statements and Supplementary Data

The reports of our independent registered public accounting firms and our consolidated financial statements and supplementary information are presented beginning on Page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2006 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Certain Other Officers

Our directors, executive officers, who are also referred to as “named executive officers”, and certain other significant employees and their ages as of March 20, 2007 are as follows:

Name	Age	Position
J. Russell Porter*	45	Chairman, President, Chief Executive Officer, Chief Operating Officer and Director
Michael A. Gerlich*	52	Vice President and Chief Financial Officer
Henry J. Hansen	51	Vice President of Land
Frederick E. Beck, PhD	47	Vice President of Drilling
R. David Rhodes	48	Vice President of Completion and Production
Sara-Lane Sirey	38	General Corporate Canadian Counsel and Corporate Secretary
Abby F. Badwi	60	Director
Thomas L. Crow	75	Director
Richard Kapuscinski	44	Director

*	Named executive officer.

J. Russell Porter has been a member of our Board of Directors and has served as our Chief Executive Officer and President since February 2004. From September 2000 to February 2004, he served as our Chief Operating Officer. Mr. Porter has an energy focused background, with approximately 16 years of natural gas and oil exploration and production experience and five years of banking and investment experience specializing in the natural gas and oil industry. From April 1994 to September 2000, Mr. Porter served as an Executive Vice President of Forcenergy, Inc., a publicly traded exploration and production company, where he was responsible for the acquisition and financing of the majority of its assets across the United States and Australia. He currently is a director of Caza Oil & Gas Company, a privately held exploration and development company. Mr. Porter holds a bachelor of science degree in Petroleum Land Management from Louisiana State University and a MBA from the Kenan-Flagler School of Business at the University of North Carolina at Chapel Hill.

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

Frederick E. Beck, PhD joined Gastar in April 2002, as Vice President of Drilling. Dr. Beck has over 25 years of diversified experience in the oil and gas business. He has held positions with a major operator as a drilling engineer and drilling supervisor and as an assistant professor of petroleum engineering at the New Mexico School of Mines. From 1996 and prior to joining Gastar as Vice President of Operations, Dr. Beck was Vice President of the turnkey drilling division of Nabors Drilling USA LP. Dr. Beck holds a B.S. degree in Geology, Master of Science degree in Petroleum Engineering and Doctor of Philosophy Degree in Petroleum Engineering, all from Louisiana State University in Baton Rouge, Louisiana.

R. David Rhodes joined Gastar in March 2006, as Vice President of Completion and Production. Mr. Rhodes has over 25 years of petroleum engineering experience, focused primarily in the supervision and management of completion and production operations. Prior to joining Gastar, he managed Oil & Gas Operations and Consulting, Inc., an independent consulting firm he established in May, 2001. There, he worked as a petroleum engineering consultant for numerous natural gas and oil operators including Gastar. From 1984 to 2001, Mr. Rhodes held various engineering and management/supervisory positions at Marathon Oil Company (formerly Texas Oil & Gas Company). His last position was Operations Manager for East Texas and Northern Louisiana. Mr. Rhodes holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University.

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

Sara-Lane Sirey, LLB is an attorney in private practice, who has served as the Corporate Secretary of Gastar and General Corporate Canadian Counsel since May 2000. From July 1993 to April 2001, she served as an attorney at the law firm of Armstrong Perkins Hudson LLP (formerly Ogilvie and Company) in Calgary, Alberta, Canada, becoming a partner in 1999. Focusing on corporate/securities law, she has acted for issuers, in all industry segments, in Canada, the United States and internationally, focusing on corporate reorganizations, commercial transactions and initial public offerings of junior emerging companies as well as equity and debt financings, mergers and acquisitions and commercial transactions of senior established companies. Ms. Sirey obtained her Bachelor of Laws degree at the University of Saskatchewan.

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

Richard A. Kapuscinski has been a member of our Board of Directors since July 2000. Since 1999, Mr. Kapuscinski is Director of Marketing at Turbo Power Systems Inc., responsible for North American business development. Turbo Genset is a designer and manufacturer of products for power generation and power conditioning. From 1986 to 1999, he worked as a Sales Marketing Manager with Tyco International (US) Inc. (formerly Keystone Valve). Mr. Kapuscinski is a Certified Mechanical Engineering Technologist and is a member of the Ontario Association of Certified Engineering Technicians and Technologists and the Instrument Society of America. He studied Mechanical Engineering at Lambton College in Sarnia, Ontario, Canada concentrating on the petroleum and petrochemical industry.

Of our directors, Messrs. Crow and Porter are citizens of the United States, while Messrs. Badwi and Kapuscinski are citizens of Canada. There are no family relationships between any of our directors or executive officers.

Section 16 Reporting

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of information furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers, and greater than 10% beneficial owners were complied with during the year ended December 31, 2006.

Code of Ethics

We adopted a Code of Ethics for senior management including our principal executive officer and principal financial officer on December 15, 2005. A copy of our Code of Ethics was filed as an exhibit to our Registration Statement on Form S-1/A on December 22, 2005 and is also available on our internet website at www.gastar.com. A copy of our Code of Ethics will be provided to any person without charge, upon request. Such requests should be directed to J. Russell Porter, President and Chief Executive Officer, 1331 Lamar Street, Suite 1080, Houston, Texas 77010.

Shareholders or other interested parties may send communications to the Board of Directors by writing through the Secretary of the Company at 1331 Lamar Street, Suite 1080, Houston, Texas 77010. The Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Comments or complaints relating to our accounting, internal accounting controls or auditing matters will also be referred to members of the Audit Committee. The Audit Committee has procedures for (a) receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Audit Committee

The Audit Committee currently is comprised of Messrs. Badwi (Chairman and financial expert) and Crow. After reviewing the qualifications of the current members of the Audit Committee, the Board of Directors has determined that all current Audit Committee members are “independent”, as that concept is defined in Section 10A of the Exchange Act, and the applicable rules of the American Stock Exchange. The Board of Directors also determined that all current Audit Committee members are financially literate and that Mr. Badwi is a “financial expert” under the applicable rules of the Exchange Act. In accordance with its Terms of Reference, the Audit Committee examines and reviews on behalf of the Board of Directors, internal financial controls, financial and accounting policies and practices, related party transactions and the form and content of financial reports and statements. The Audit Committee is responsible for the hiring, overseeing and terminating the independent accountants engaged to prepare any audit or issue any audit report, and the work of the external auditors. The Chief Financial Officer attends the meetings of the Audit Committee by invitation.

On March 15, 2007, we notified the American Stock Exchange that we were not in compliance with the American Stock Exchange Company Guide Rule 121(B)(2)(a), which requires that each listed company must have, and certify that it has and will continue to have, an audit committee of at least three independent members. As a result of an independent member of our Audit Committee not standing for reelection at our 2006 annual meeting of shareholders, the Audit Committee was left with two independent members, one of whom remains designated as its “financial expert”.

Notwithstanding our current non-compliance with the American Stock Exchange rule regarding the number of independent directors serving on the Audit Committee, at all times since January 4 2006, the date we first became listed and subject to the reporting requirements of the Exchange Act, as amended, our Audit Committee has consisted solely of directors meeting the independence requirements of the American Stock Exchange and Section 10A of the Exchange Act.

We intend to rectify this non-compliance as soon as practicable. We have instituted a search and expect to appoint a new director meeting the independence requirements to fill the vacancy on the Audit Committee prior to our annual meeting of shareholders expected to be held in June 2007. As of the date of this report, we have not received any warning notice or notice of deficiency from the American Stock Exchange regarding this non-compliance.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis explains our compensation objectives, philosophy and practices with respect to our chief executive officer and chief financial officer, who are referred to as Named Executive Officers. These individuals are our only executive officers.

Remuneration Committee

Executive compensation is the responsibility of the Remuneration Committee. The Remuneration Committee operates under a written charter, or the “Terms of Reference”, adopted by the Board of Directors. Abby F. Badwi, Thomas L. Crow and Richard A. Kapuscinski are members of the Board of Directors and members of the Remuneration Committee. Mr. Badwi is the Remuneration Committee Chairman. Each member of the Remuneration Committee qualifies as an independent director under the American Stock Exchange listing standards and under the Exchange Act.

Compensation Consultants

The Remuneration Committee does not generally engage a compensation consultant to provide advice with respect to the amount or form of executive and director compensation.

Role of Named Executive Officers in Establishing Compensation

The compensation of our Chief Executive Officer is determined by the Remuneration Committee. In determining the compensation of the Chief Executive Officer, the Remuneration Committee takes into account the Chief Executive Officer’s responsibilities and performance, the Company’s performance and the market in which the Company competes for executive talent. The Chief Executive Officer does not attend any meetings related to his compensation. The compensation of our Chief Financial Officer is determined by the Remuneration Committee, after receiving the recommendations of the Chief Executive Officer. The recommendations are based on an assessment of the Chief Financial Officer’s responsibilities and performance, the Company’s performance and the market in which the Company competes for executive talent. The Chief Executive Officer attends those portions of the meetings of the Remuneration Committee that are related to the Chief Financial Officer’s compensation.

Compensation Philosophy

Our compensation programs for Named Executive Officers are designed to achieve the following objectives:

•	Attract and retain highly talented individuals who will engage in behavior essential to our success;

•	Motivate and reward employee behavior that is critical to our success;

•

Align the interests of our Named Executive Officers and our shareholders by motivating our Named Executive Officers to increase shareholder value and rewarding them when shareholder value increases; and

•	Balance annual cash and longer-term equity compensation.

Benchmarking of Compensation

We believe that the compensation of the Named Executive Officers should be competitive with the market in which we compete for executive talent. We gather information about this market by reviewing publicly available information about our competitors and by having discussions with individuals knowledgeable in recruiting executives in the natural gas and oil industry.

Elements of Executive Compensation and Rationale

There are three key elements to our compensation: base salary, annual cash bonus awards and stock-based compensation. We believe that a combination of these three elements balances rewards for current performance and longer term corporate objectives as measured, among other things, by stock performance. The terms of the Named Executive Officers’ employment, including their compensation and other benefits, are set forth in employment contracts, described below.

The Company entered into employment agreements with J. Russell Porter, our President and Chief Executive Officer, and Michael A. Gerlich, our Chief Financial Officer, effective February 24, 2005 and May 17, 2005, respectively. Each agreement renews annually unless terminated in accordance with the provisions of the agreement. Each year the Remuneration Committee determines base salary, bonus and equity awards under each employment agreement, subject to certain provisions of the agreement.

Base Salary.    Base pay represents the fixed element of the Named Executive Officer’s cash compensation. The base pay reflects the individual’s responsibilities, performance, skill set and the market value of that skill set. Base salaries for our Named Executive Officers are set at the beginning of each employment contract anniversary year.

Pursuant to the terms of Mr. Porter’s employment agreement, his base salary is initially set at $450,000 but may be adjusted upward or downward at each year’s anniversary date at the discretion of the Remuneration Committee, except that in the event that the Remuneration Committee should determine to decrease Mr. Porter’s base salary, Mr. Porter has the right to be advised of the basis for this decision and an opportunity to discuss the decision with the Remuneration Committee. In 2006, the Remuneration Committee made no changes to Mr. Porter’s base salary, based on its determination that the existing base salary was competitive and appropriate in light of the overall level of corporate activity. Mr. Gerlich’s annual compensation is set at $275,000 but may be adjusted upward, or downward, at each year’s anniversary date at the discretion of the Remuneration Committee, except that in the case of a downward adjustment, such decrease can generally not be greater than ten percent (10%) per year and no more than twenty percent (20%) in total of his original salary, unless the salary of the Chief Executive Officer has been reduced in certain specified amounts as well. In 2006, the Remuneration Committee made no changes to Mr. Gerlich’s base salary, based on its determination that the existing salary was competitive and appropriate in light of Mr. Gerlich’s tenure with the Company and the overall level of corporate activity.

Annual Cash Bonus Awards.    Our cash bonus awards provide our Named Executive Officers, as well as other employees, an opportunity to earn an annual cash bonus that is based on an evaluation of individual performance and the performance of the Company. Annual cash bonuses are determined for our Named Executive Officers by the Remuneration Committee. In the case of the bonus for the Chief Financial Officer, the Chief Executive Officer makes a recommendation to the Remuneration Committee with respect to the cash bonus. Subject to the terms of the employment agreements relating to the Named Executive Officers, as described below, determinations relating to the amount of the cash bonus are based on an evaluation of the Company’s performance over the past year, the Named Executive Officer’s performance and the contributions of the Named Executive Officer to the Company’s performance. Annual cash bonus awards for our Named Executive Officers are determined at the end of each calendar year. Additional cash bonuses may be awarded to our Named Executive Officers during the year, as determined in the discretion of the Remuneration Committee. Other than annual cash bonuses paid in 2006, no other cash bonuses were paid in 2006.

Mr. Porter’s employment contract provides that he is entitled to an annual bonus in an amount which may take the form of cash compensation, the award of stock or stock options, royalty rights or otherwise and that he shall receive an annual cash bonus equal to at least 20% of his annual base salary. The employment agreement further provides that the bonuses shall reflect not only the results of the Company’s operations and business, but his contribution as President and Chief Executive Officer. For 2006, Mr. Porter was paid a cash bonus of $225,000, or 50% of his base salary. His bonus for 2006 reflected the Remuneration Committee’s positive evaluation of Mr. Porter’s leadership during a year that we became a reporting company under United States’ securities law, listed on the American Stock Exchange, as well as his success in completing the sale of a significant ownership position in the Company to an industry partner and in raising significant equity capital to finance our expanded exploration activities in East Texas and Australia. No stock awards (other than stock option grants) or royalty awards were made to Mr. Porter in 2006.

Mr. Gerlich’s employment contract provides that his first year bonus shall equal at least 20% of his gross salary. In future years, the Remuneration Committee may (but is not obligated) on a yearly basis, or at such more frequent times as it may elect, award Mr. Gerlich a discretionary bonus or bonuses. Such bonuses may take the form of cash compensation, the award of stock or stock options, royalty rights or otherwise. A bonus reflects not only the results of our operations and business, but of Mr. Gerlich’s contribution to our operations and business. For 2006, Mr. Gerlich was paid a cash bonus of $96,000, or 35% of his base salary. His bonus reflected Mr. Porter’s and the Remuneration Committee’s positive evaluation of Mr. Gerlich’s leadership in establishing an autonomous Houston-based accounting and financial department, in transitioning us from a Canadian reporting company to a United States reporting company listed on the American Stock Exchange, and his contributions in completing the sale of a significant ownership position to an industry partner, and in raising significant equity capital to finance our expanded exploration activities in East Texas and Australia. No stock awards (other than stock option grants) or royalty awards were made to Mr. Gerlich in 2006.

Stock-based Compensation.    We believe that equity compensation is the most effective means of linking compensation provided to our Named Executive Officers with increases in shareholders’ value. Historically, we have used stock options as the equity compensation vehicle. Stock options are generally granted to new hires at the time of employment and to all others, including our Named Executive Officers, around the time of our annual meeting of shareholders. Additional stock options may be granted during the year upon accomplishment of certain corporate goals or as an incentive tool. The Board of Directors has discretionary authority to determine vesting periods of stock options. Typically, vesting periods are over a four year period beginning with 25% of the award vesting on the first anniversary of the date of the grant and an additional 25% vesting on each of the next three anniversary dates. However, recent stock option grants to our Chief Executive Officer and certain technical managers vest over two years. Other stock options granted on the same date to the Chief Financial Officer and other employees vest over three years. The stock option awards having shorter vesting periods were granted to provide additional shorter term incentive to our Named Executive Officers, certain technical and other employees. All stock options incorporate the following features:

•	Existing grants have a term of five or 10 years;

•	Grant prices is not less than the closing market price on the date immediately prior to the date of grant;

•	Grants do not include “reload” provisions;

•	Repricing of options is prohibited, unless approved by the shareholders; and

•	Stock options vest over a period of time determined by the Board of Directors.

We continue to use stock options as a long-term incentive vehicle because we believe:

•	Stock options align the interests of Named Executive Officers and our other employees with those of the shareholders;

•

Stock options foster the long-term perspective necessary for our success since the value received by the recipient from a stock option is based on the growth of the stock price above the stock option exercise price; and

•	Stock options help to provide a longer term balance to our overall compensation program.

Pursuant to our stock option plans, the Board of Directors has designated the Remuneration Committee as the committee to administer the granting of stock options. Stock option grants are determined by the Remuneration Committee, based on the recommendations of our Chief Executive Officer, except in the case of stock option grants awarded to the Chief Executive Officer. In determining the number of stock options to be granted to Named Executive Officers, as well as other employees, the Remuneration Committee takes into account the Named Executive Officer’s position, the scope of his responsibilities, his ability to affect profits and shareholder value and the individual’s past and recent performance.

In 2006, Mr. Porter was granted stock options to acquire an aggregate of 1,150,000 of our common shares, of which 150,000 stock options vest over four years and 1,000,000 stock options vest over two years. In the event of Mr. Porter’s termination, with or without cause, all unvested options will vest and be exercisable for a period of 90 days from the date of termination. The 150,000 share grant dated April 5, 2006 was a part of a larger grant of stock options to employees designed to motivate and provide additional employee incentives. The 1,000,000 share grant dated July 14, 2006 was in recognition of Mr. Porter’s leadership during a transition year, the completion of the sale of a significant ownership position in us to an industry partner and his success during the year in raising significant equity capital to finance our expanded exploration activities in East Texas and Australia.

In 2006, Mr. Gerlich received three grants to acquire a total of 650,000 common shares. Of the 250,000 share grant dated January 16, 2006, 125,000 stock options were granted pursuant to his employment agreement and 125,000 stock options were granted in recognition of our successful transition from a Canadian reporting company to a United States reporting company listed on the American Stock Exchange. The 100,000 share grant dated April 5, 2006 was a part of the larger grant of stock option to employees described above. The 300,000 share grant dated July 14, 2006 was in recognition of Mr. Gerlich’s successful establishment of an autonomous Houston-based accounting and financial department, his role in our transition to a United States reporting company and his contributions to our capital raising program.

Perquisites.    The Named Executive Officers are eligible to participate in the same comprehensive benefits as are offered to all full-time employees. Mr. Porter’s employment agreement provides that we will pay or reimburse Mr. Porter up to $25,000 for his membership dues in such clubs and/or organizations as are reasonable and customary for a senior executive officer and will reimburse him for the cost of a yearly executive physical examination and all required or recommended medical testing in connection with that yearly examination.

We paid, or reimbursed, Mr. Porter a total of $95,892 during 2006. Of this amount, $19,962 related to the rental and related utility costs for an apartment in Houston, Texas; $41,264 related to the rental of an office in Miami, Florida (our Chief Executive Officer’s city of residence); and $13,274 related to the use of a rental car while in Houston. The balance of $21,392 was related to airfare between Houston and Miami, club dues, an executive health physical examination and the Company’s contribution to Mr. Porter’s 401-K plan. Each of the items was incurred by or on behalf of Mr. Porter in the ordinary course of business or for his convenience and was considered reasonable and customary perquisites for a senior executive officer.

Other than the comprehensive benefits offered to all full-time employees, Mr. Gerlich did not receive any perquisites having a value over $10,000 in aggregate during 2006.

Post Termination or Change of Control Compensation and Benefits

Mr. Porter’s employment agreement provides that his employment shall terminate (i) without notice upon his death; (ii) without notice upon his “Disability”, as defined in his employment contract; (iii) upon six month’s written notice to the Company by Mr. Porter for any or no reason, with or without cause; (iv) upon one year’s written notice to Mr. Porter by the Company for any or no reason, with or without cause; or (v) by the Company without prior notice upon a showing of “Reasonable Cause” (as defined in his employment contract).

Mr. Gerlich’s employment agreement provides that his employment shall terminate (i) without notice, upon his death; (ii) without notice, upon his “Disability”, as defined in his employment contract; (iii) upon two month’s written notice to the Company by Mr. Gerlich for any or no reason, with or without cause; (iv) if there is a “change of control”, as defined in his employment contract and that “change in control” results in a material change in the scope of Mr. Gerlich’s duties and responsibilities such that he terminates his employment; (v) upon two month’s written notice to Mr. Gerlich by the Company for any or no reason, with or without cause; (vi) or by the Company without prior notice, upon a showing of “Reasonable Cause” (as defined in his employment contract).

Pursuant to the terms of their respective employment agreements, Messrs. Porter and Gerlich are entitled to receive certain post termination compensation and benefits. These benefits were determined in the negotiations with each individual and were based on what the Board of Directors determined were elements of a competitive compensation arrangement at the time. See “Potential Payments upon Termination or Change of Control” below.

On March 23, 2007, our Board of Directors approved a change of control severance plan covering all employees, including the Named Executive Officers. The purpose of the severance plan is to promote stability and continuity of management and regular employees in the event a change of control transaction should occur. A change of control is defined in the severance plan to mean (1) the consummation of a merger, consolidation, reorganization or other transaction whereby our shareholders retain less than 50% control, directly or indirectly, of us or the surviving company, (2) our incumbent directors cease to constitute a majority of the board of directors or (3) a sale or other disposition of all or substantially all of our assets. The severance plan does not change the specific, non-change of control severance payments in place under the existing employment contracts with our Named Executive Officers but does provide change of control severance benefits to the Named Executive Officers only if they are greater than the severance benefits provided under the employment agreement. The change of control severance plan does not allow for any duplication of severance benefits.

For the Named Executive Officers, the severance plan provides that if a Named Executive Officer’s employment is terminated within two years following a change of control for any reason other than (i) death, (ii) disability, (iii) by us for “cause”, or (iv) by the Named Executive Officer for other than a “good reason”, the Named Executive Officer will receive a lump-sum payment equal to a multiple that is equal to the applicable severance period, as set forth in the change of control severance plan, times the sum of (1) his annual salary and (2) annual target bonus.

The following summarizes the severance periods and target bonus percentages for the Named Executive Officers:

Named Executive Officer	Severance Period in Years	Target Bonus Percentage
Chief Executive Officer	3.00	50%
Chief Financial Officer	2.50	35%

Additionally, during the applicable severance period, Named Executive Officers would receive reimbursement for the cost of COBRA continuation health care coverage, less the amount charged at the time of termination to the employee for their medical coverage.

If the Named Executive Officer receives a payment or benefit that is subject to the “golden parachute” excise tax, the Named Executive Officer will receive an additional payment under the severance plan to make him or her “whole” for that excise tax and any taxes on the additional parachute tax gross-up payment.

If the individual’s employment is terminated within six months prior to a change of control and it is reasonably shown to have been in connection with the change of control, then the change of control will be treated, with respect to that employee, as having occurred prior to his or her termination.

REMUNERATION COMMITTEE REPORT

Board of Directors of Gastar Exploration Ltd.

The Remuneration Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions referred to above, the Remuneration Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006 and in the Company’s proxy statement on Schedule 14A.

GASTAR EXPLORATION LTD.

REMUNERATION COMMITTEE

/s/ ABBY F. BADWI
Abby Badwi
/s/ THOMAS L. CROW
Thomas L. Crow
/s/ RICHARD A. KAPUSCINSKI
Richard Kapuscinski

The above Report of the Remuneration Committee of the Board of Directors does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation and Awards

The following table and discussion below sets forth information about the compensation awarded to, earned by or paid to our Named Executive Officers during the year ended December 31, 2006.

Summary Compensation Table

Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
J. Russell Porter (2) Chairman, President, Chief Executive Officer and Chief Operating Officer	2006	$450,000	$225,000	$944,655	$95,892	$1,715,547
Michael A. Gerlich (3) Vice President and Chief Financial Officer	2006	$275,000	$96,000	$583,221	$—	$954,221

(1)	The fair values of stock option awards were determined by using the Black-Scholes-Merton valuation model as of the date of grant, as set forth in SFAS 123(R). See Note 10 to the consolidated financial statements in this Form 10-K “Equity Compensation Plans-Determining Fair Value under SFAS 123(R)” for a discussion of assumptions made in the valuation of option awards. The amounts shown in this column represent the stock-based compensation expense recognized by the Company during the year ended December 31, 2006 that was attributable to all stock options granted to the Named Executive Officer and outstanding during the year. Total fair value attributable to stock options granted to Mr. Porter and Mr. Gerlich during 2006 as of the date of grant was $1,677,646 and $1,035,262 respectively.

(2)	See “Compensation Discussion and Analysis—Perquisites” for a detailed discussion of amounts paid or reimbursed to Mr. Porter during 2006.

(3)	As permitted by the rules promulgated by the SEC, no amounts are shown for Mr. Gerlich with respect to perquisites and personal benefits received in 2006, as the total value of all perquisites and personal benefits was less than $10,000.

The following table shows certain information about the number of stock options granted to our Named Executive Officers during the year ended December 31, 2006:

Grants of Plan-Based Awards Table

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Option Awards (3)
J. Russell Porter (1)	04/05/06	150,000	$4.12	$269,346
	07/14/06	1,000,000	$2.32	$1,408,300

Michael A. Gerlich (2)	01/16/06	250,000	$4.30	$472,658
	04/05/06	100,000	$4.12	$179,564
	07/14/06	300,000	$2.32	$383,040

(1)	The options granted to Mr. Porter on 04/05/06 are exercisable over four years, 25% after one year and 25% on each of the next three anniversary dates of the grant. The exercise price was based on the closing price on the Toronto Stock Exchange on the date immediately prior to the date of grant and which was CDN$4.80. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $4.12. The options granted to Mr. Porter on 07/14/06 are exercisable over two years, 50% after one year and 50% on the next anniversary date of the grant. The exercise price was denominated in U.S. dollars, based on the closing price for our common shares on the American Stock Exchange on the date immediately prior to the date of grant. Each of the above options expires 10 years from the date of grant.

(2)	The options granted to Mr. Gerlich on 01/16/06 are exercisable over four years, 25% after one year and 25% on each of the next three anniversary dates of the grant. The exercise price was based on the closing price on the Toronto Stock Exchange on the date immediately prior to the date of grant and which was CDN$5.01. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $4.30. The options granted to Mr. Gerlich on 04/05/06 are exercisable over four years, 25% after one year and 25% on each of the next three anniversary dates of the grant. The exercise price was based on the closing price on the Toronto Stock Exchange on the date immediately prior to the date of grant and which was CDN$4.80. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $4.12. The options granted to Mr. Gerlich on 07/14/06 are exercisable over three years, 33.3% after one year and 33.3% on each of the next two anniversary dates of the grant. The exercise price was denominated in U.S. dollars, based on the closing price for our common shares on the American Stock Exchange on the date immediately prior to the date of grant. Each of the above options expires 10 years from the date of grant.

(3)	Grant date fair value of stock option awards is equal to the value as determined using the Black-Scholes-Merton valuation model pursuant to SFAS 123(R) using assumptions as of the date of the grant, which fair value is used to determine the compensation expense that is associated with the grant as shown in our consolidated financial statements.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

See “Compensation Discussion and Analysis” for the material terms of our Named Executive Officers’ employment contracts. See footnotes to the Summary Compensation Table and Grants of Plan-Based Awards Table for narrative with respect to those tables.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date
J. Russell Porter (2)	500,000	500,000	$2.93	08/04/09
	—	150,000	$4.12	04/05/16
	—	1,000,000	$2.32	07/14/16

Michael A. Gerlich (3)	62,500	187,500	$3.00	06/24/10
	—	250,000	$4.30	01/16/16
	—	100,000	$4.12	04/05/16
	—	300,000	$2.32	07/14/16

(1)	Options in the columns marked “unexercisable” are subject to vesting and will be forfeited if employment with us is terminated for certain reasons; except that, in the event of Mr. Porter’s termination, with proper notice, any unvested options will vest and be exercisable for 90 days after the date of termination.

(2)	The 500,000 unexercisable stock options granted to Mr. Porter that expire on 08/04/09 (grant date of 08/04/04) vest 50% on 08/04/07 and 50% on 08/04/07. The exercise price was denominated at CDN$3.41. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $2.93. The 150,000 unexercisable stock options granted to Mr. Porter that expire on 04/05/16 (grant date of 04/05/06) vest 25% on 04/05/07 and 25% on each of the three subsequent anniversary dates. The exercise price was denominated at CDN$4.80. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $4.12. The 1,000,000 unexercisable stock options granted to Mr. Porter that expire on 07/14/16 (grant date of 07/14/06) vest 50% on 07/14/07 and 50% on 07/14/08. The exercise price was denominated in United States dollars at $2.32.

(3)	The 187,500 unexercisable stock options granted to Mr. Gerlich that expire on 06/24/10 (grant date of 06/24/05) vest 33.3% on 06/24/07 and 33.3% on each of the two subsequent anniversary dates. The exercise price was denominated at CDN$3.50. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $3.00. The 250,000 unexercisable stock options granted to Mr. Gerlich that expire on 01/16/16 (grant date of 01/16/06) vested 25% on 01/16/07 and will vest 25% on each of the three subsequent anniversary dates. The exercise price was denominated at CDN$5.01. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $4.30. The 100,000 unexercisable stock options granted to Mr. Gerlich that expire on 04/05/16 (grant date of 04/05/06) vest 25% on 04/04/07 and 25% on each of the three subsequent anniversary dates. The exercise price was denominated at CDN$4.80. At the exchange rate on 12/31/06 of 0.85807, this exercise price equates to $4.12. The 300,000 unexercisable stock options granted to Mr. Gerlich that expire on 07/14/16 (grant date of7/14/06) vest 33.3% on 07/14/07 and 33.3% on each of the two subsequent anniversary dates. The exercise price was denominated in United States dollars at $2.32.

No stock options were exercised by the Named Executive Officers during the year ended December 31, 2006, and we have no other outstanding stock awards for our Named Executive Officers.

Potential Payments Upon Termination or Change of Control

The table below discloses the amount of compensation and/or other benefits due to Messrs. Gerlich and Porter in the event of their termination of employment, including, but not limited to, in connection with a change in control of the Company. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their respective termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Named Executive Officer and Post Termination Benefits (1)	Termination for other than Reasonable Cause	Constructive Termination and Termination in Connection with Change of Control (2)	Termination for Reasonable Cause (3)	Death (4)	Disability (4)
J. Russell Porter:
Salary	$1,350,000	$1,350,000	$—	$1,350,000	$1,350,000
Accrued vacation	17,103	17,103	17,103	17,103	17,103
Paid health and medical	27,720	27,720	—	27,720	27,720
Equity compensation	—	—	—	—	—

Total	$1,394,823	$1,394,823	$17,103	$1,394,823	$1,394,823

Michael A. Gerlich:
Salary	$550,000	$550,000	$—	$550,000	$550,000
Accrued vacation	3,842	3,842	3,842	3,842	3,842
Paid health and medical	27,720	27,720	—	27,720	27,720
Equity compensation	—	—	—	—	—

Total	$581,562	$581,562	$3,842	$581,562	$581,562

(1)	Per Mr. Porter’s employment agreement, if he is involuntarily terminated for any reason other than for reasonable cause (as defined in their employment agreements) and if proper notice is received, Mr. Porter will be entitled to a severance payment equal to two years of the most recent annual gross salary (as shown on his W-2 inclusive of cash bonuses paid) to be paid over 104 weeks after termination. For 2006, this amount was $675,000. If Mr. Porter timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan (currently 18 months). As of December 31, 2006, the cost for health and medical coverage for Mr. Porter and his family was $1,540 per month. Mr. Porter currently is entitled to 20 working days of vacation per year. He will receive a lump-sum cash payment of his unused vacation time of up to 10 days that are not used during each year employed. As of December 31, 2006, Mr. Porter had 9.25 days of accrued but unused vacation pay. In addition, effective on Mr. Porter’s termination for any reason, the unvested portion of all stock options held by Mr. Porter will immediately vest. If Mr. Porter elects to terminate his employment without proper notice, all unvested stock options would be forfeited. All other terms and conditions of his stock options will remain unchanged, including to provision that all stock option will terminate 90 day after termination. As of December 31, 2006, Mr. Porter had 1,650,000 stock options that were not vested. The exercise prices of all of Mr. Porter’s stock options were greater than the market price of our common shares on December 31, 2006.

Per Mr. Gerlich’s employment agreement, if he is involuntarily terminated for any reason, including a change of control (as defined in the agreement) but not than for reasonable cause (as defined in their employment agreements) and if proper notice is received, he will be entitled to a severance payment equal to two years of the most recent annual gross salary (as shown on his W-2 exclusive of cash bonuses paid) to be paid over 100 weeks after termination. If Mr. Gerlich timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance our expense, subject to the limitations imposed by law and our insurance plan (currently 18 months). As of December 31, 2006, the cost for health and medical coverage for Mr. Gerlich and his family was $1,540 per month. In addition, Mr. Gerlich will receive a lump-sum cash payment of his unused vacation time of up to 10 days per each year employed up to a maximum of 15 days. As of December 31, 2006, Mr. Gerlich had 4.25 days of accrued but unused vacation pay. Per Mr. Gerlich’s stock option agreements, he will have 90 days after termination to exercise all vested options. As of December 31, 2006, Mr. Gerlich had 62,500 stock options that were vested. The exercise prices of all of Mr. Gerlich’s stock options were greater than the market price of our common shares on December 31, 2006.

(2)	Mr. Porter’s employment contract does not specifically address a change of control situation. It does however provide that he may terminate his own employment for any or no reason, with or without cause, upon six months written notice. In such case, his severance would be determined as provided in footnote 1 above.

Mr. Gerlich’s employment contract provides that if a change in control (as defined in his employment agreement) results in material change in the scope of his duties and responsibilities, he will be entitled to receive a severance payment in the form and amount as determined in footnote 1 above.

(3)	Per their respective employment agreements, we are not obligated to pay any amounts to Mr. Gerlich or Mr. Porter, other than accrued and unused vacation days and their pro-rata base salary through the date of his termination of employment, as a result of a termination for reasonable cause (as defined in their respective employment agreements).

(4)	Per their respective employment agreements, if Mr. Porter’s or Mr. Gerlich’s employment terminates due to death, his eligible beneficiary will be entitled to receive his severance payment over the severance period described in footnote 1 above. If Mr. Porter’s or Mr. Gerlich’s employment terminates due to a disability (as defined in their respective employment agreements), he shall be entitled to receive a severance payment in the form and amount as determined in footnote 1 above.

Mr. Gerlich’s employment agreement provides that, unless specifically pre-approved by the Chief Executive Officer in writing, which approval may not be unreasonably withheld, Mr. Gerlich will not directly compete (as defined in the employment agreement) with us for a period of two years following his termination of employment.

Mr. Porter’s employment agreement contains a confidentiality provision applicable both during the term of his employment and following his termination of employment. Pursuant to the confidentiality provision, Mr. Porter agrees to hold in confidence and not disclose any confidential information about our business, except as required in the ordinary course of performing his employment duties with us. A breach of this confidentiality provision could result in a reasonable cause termination. Mr. Porter’s employment agreement further provides that, for a period of two years after his termination of employment with us for a reason other than reasonable cause, (six months if terminated for reasonable cause), Mr. Porter shall not, directly or indirectly, compete with us.

Compensation of Directors

Commencing November 2005, directors who are not employees receive the following fees:

•	$7,500 for all meetings attended in person;

•	$1,500 per meeting attended telephonically; and

•	$500 per committee meeting attended in person.

Directors who are not employees are eligible to receive stock option grants under our stock option plans. During the fiscal year ended December 31, 2006, stock options were issued to the Messrs. Badwi, Crow and Kapuscinski to purchase 500,000, 300,000 and 300,000 common shares, respectively. Each stock option vests over a three-year period (33.3% on the first anniversary of the grant and 33.3% on each of the second and third anniversaries of the grant), expires 10 years from the date of grant and has an exercise price of $2.32 per common share.

The following table shows certain information about directors’ compensation for the year ended December 31, 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation (2)	Total
Abby F. Badwi	$23,500	$211,917	$—	$235,417
Thomas L. Crow	$22,500	$134,190	$—	$157,400
Richard A. Kapuscinski	$22,000	$134,190	$—	$156,190
Thomas E. Robinson (3)	$—	$—	$—	$—
Matthew J. P. Heysel (4)	$—	$—	$—	$—

(1)	The fair values of stock option awards were determined in accordance with SFAS 123(R) by using the Black-Scholes-Merton valuation model as of the date of grant. See “Equity Compensation Plans-Determining Fair Value under SFAS 123(R)” in Note 10 to the consolidated financial statements in this Form 10-K for a discussion of assumptions made in the valuation of option awards. The amounts shown in this column represent the stock-based compensation expense recognized by the Company during the year ended December 31, 2006 that was attributable to stock options granted to directors. Total fair value attributable to stock options granted to Mr. Badwi, Crow and Kapuscinski during 2006 as of the date of grant was $640,000, $384,000 and $384,000, respectively. During 2006, Messrs. Badwi, Crow and Kapuscinski were awarded stock options to purchase 500,000, 300,000 and 300,000 common shares, respectively. We have granted to our directors stock options in addition to their specified compensation to be paid as directors. These grants are, in part, to compensate our directors for the stricter regulatory role in which they have to operate and to provide them with incentives to remain as a director by offering them a long term stake in our potential future value. In determining the number of stock options granted, consideration was given to the number of stock options granted to the Named Executive Officer, as well as to management. Additional consideration was given to Mr. Badwi, who serves as the chairman of the Audit Committee, as well as other committees of the Board of Directors.

(2)	As permitted by the rules promulgated by the SEC, no amounts are shown with respect to perquisites and personal benefits for a director if the total value of all perquisites and personal benefits is less than $10,000.

(3)	Mr. Robinson resigned as Chairman of the Board effective August 1, 2006. During 2006, while serving Chairman, he waived receipt of his director’s fees and received no stock option grants.

(4)	Mr. Heysel did not stand for reelection at the Annual Meeting of Shareholders held June 1, 2006. During 2006, while serving as a director, he did not receive any director’s fees for meeting attendance and received no stock option grants.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2006, the compensation committee of our Board of Directors, which we refer to as the Remuneration Committee, was comprised of Messrs. Badwi, Crow, Kapuscinski and Heysel. Mr. Heysel did not stand for reelection to the Board of Directors at the Annual Meeting of Shareholders held June 1, 2006. Currently, our Remuneration Committee is comprised of Messrs. Badwi, Crow and Kapuscinski.

None of our executive officers serves as a member of the board of directors or compensation committee (or committee performing similar functions) of any other entity, one or more of whose executive officers serve on our Board of Directors or Remuneration Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

Our 2002 Stock Option Plan was approved and ratified by our shareholders on July 5, 2002. The 2002 Stock Option Plan superseded and replaced our prior stock-based compensation plans. Unexercised stock options granted under our prior stock option plans that had not expired or been cancelled on the effective date of the 2002 Stock Option Plan were ratified and confirmed as included under the 2002 Plan. Consequently, all currently outstanding stock options are subject to the terms of the 2002 Stock Option Plan. In April 2004, our Board of Directors amended the provisions of the 2002 Stock Option Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis whereby we issue the optionee the number of common shares equal to the stock option exercised, less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised.

We have authorized to issue, and have reserved, a maximum of 25.0 million common shares for awards under the 2002 Stock Option Plan. If any stock option granted under the 2002 Stock Option Plan expires or terminates for any reason in accordance with its terms without being exercised, the unpurchased shares subject to that stock option will become available for other option grants under the 2002 Stock Option Plan.

The 2002 Stock Option Plan is administered by our Remuneration Committee. Pursuant to the 2002 Stock Option Plan, our Remuneration Committee may allocate non-transferable options to purchase common shares to directors, officers, employees and consultants of Gastar and its subsidiaries. At the time of granting options under the 2002 Stock Option Plan, the aggregate number of common shares underlying all options granted and the aggregate number of common shares underlying the options granted to each individual may not exceed the maximum number permitted by any stock exchange on which our common shares are listed or by any other regulatory body having jurisdiction. Options issued pursuant to the 2002 Stock Option Plan have an exercise price determined by the Remuneration Committee, but that exercise price cannot be less than the price permitted by any stock exchange on which our common shares are then listed.

As of December 31, 2006, we had options outstanding to purchase 10,472,750 common shares pursuant to the 2002 Stock Option Plan, 2,931,500 common shares of which are vested but have not been exercised.

2006 Gastar Long-Term Stock Incentive Plan

On June 1, 2006, at the annual meeting of shareholders, the shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the issuance of stock options, common shares and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares. Stock options may be exercised on a cash or cashless basis. The contractual life and vesting period for stock options granted will be determined at the time stock options are granted. If any stock option granted under the 2006 Gastar Long-Term Stock Incentive Plan expires or terminates for any reason in accordance with the its terms without being exercised, the unpurchased shares subject to that stock option will become available for other option grants under the 2006 Gastar Long-Term Stock Incentive Plan.

The 2006 Gastar Long-Term Stock Incentive Plan is administered by our Remuneration Committee. Pursuant to the 2006 Gastar Long-Term Stock Incentive Plan, our Remuneration Committee may allocate non-transferable options to purchase common shares to directors, officers, employees and consultants of Gastar and its subsidiaries. At the time of granting stock options under the 2006 Gastar Long-Term Stock Incentive Plan, the aggregate number of common shares underlying all stock options granted and the aggregate number of common shares underlying the options granted to each individual may not exceed the maximum number permitted by any stock exchange on which our common shares are listed or by any other regulatory body having jurisdiction. Options issued pursuant to the 2006 Gastar Long-Term Stock Incentive Plan have an exercise price determined by the Remuneration Committee, but that exercise price cannot be less than the price permitted by any stock exchange on which our common shares are then listed.

As of December 31, 2006, no stock options had been granted under the 2006 Gastar Long-Term Stock Incentive Plan.

Common Stock that may be Issued upon the Exercise of Stock Options

The following table provides information as of December 31, 2006 about our common stock that may be issued upon the exercise of stock options under (i) all compensation plans previously approved by security holders and (ii) individual compensation arrangements not approved by security holders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
2002 Stock Option Plan	10,472,750	$2.86	5,510,300
2006 Gastar Long-Term Stock Incentive Plan	—	—	5,000,000

	10,472,750	2.86	10,510,300
Equity compensation plans not approved by security holders	—	—	—

Total	10,472,750	$2.86	10,510,300

(1)	During the years 2005 and earlier, we granted stock options with the exercise prices denominated in CDN$. In July 2006, we began granting all stock options with exercise prices denominated in US$. For the purposes of this table, exercise prices that are denominated in CDN$ have been converted to US$ at the exchange rate on December 31, 2006.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information about the beneficial ownership of Common Shares as of March 20, 2007 by:

•	Each of our directors;

•	Named Executive Officers listed in the Summary Compensation Table set forth under the caption “Compensation of Executive Officers and Directors” below;

•	All of our Named Executive Officers and directors as a group; and

•	Each person known to the Company to be the beneficial owner of more than 5% of our outstanding common shares.

Unless otherwise indicated and subject to community property laws where applicable, management believes that all persons named in the following table have sole voting and investment power over all common shares reported as beneficially owned by them.

The following table is based upon information supplied by officers, directors, certain named individuals, principal shareholders and from documents filed with the SEC. Applicable percentages are based on 195,341,375 common shares outstanding on March 20, 2007, subject to adjustment for each beneficial owner as described above. To the knowledge of our directors and executive officers, as of March 20, 2007, no person, firm or corporation own, directly or indirectly, or exercise control or direction over voting securities carrying more than 5% of the voting rights attached to any class of our voting securities, except as indicated in the below.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent Common Shares Outstanding
Our Greater than 5% Shareholders
Chesapeake Energy Corporation (2)	32,151,641	16.5%
6100 North Western Avenue Oklahoma City, OK 73118
Geostar Corporation (2)	15,767,524	8.1%
2480 W. Campus Drive, Building C Mt. Pleasant, Michigan 48858
Ospraie Management, LLC (2).	12,308,100	6.3%
320 Park Avenue, 27th Floor New York, NY 10022
Palo Alto Investors, LLC (2).	11,000,000	5.6%
470 University Avenue Palo Alto, CA 94301

Our Directors, who are not employees (3)
Abby F. Badwi (4)	150,000	*
Thomas L. Crow (5)	600,000	*
Richard A. Kapuscinski (6)	50,000	*

Our Named Executive Officers (3)
J. Russell Porter, Chairman, President, Chief Executive Officer and Chief Operating Officer (7)	2,817,500	1.4%
Michael A. Gerlich, Vice President and Chief Financial Officer (8)	167,500	*

Directors and Named Executive Officers, as a group (5 persons)	3,785,000	1.9%

*	Less than 1%.

(1)	Unless otherwise indicated and subject to community property laws where applicable, management believes that all persons named in the following table have sole voting and investment power over all common shares reported as beneficially owned by them.

(2)	Consists of common shares owned directly.

(3)	The contact address for our directors and Named Executive Officers is 1331 Lamar Street, Suite 1080, Houston, Texas 77010.

(4)	Consists of 150,000 common shares common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 20, 2007 regardless of price.

(5)	Consists of 300,000 common shares owned directly and 300,000 common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 20, 2007 regardless of price.

(6)	Consists of 50,000 common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 20, 2007 regardless of price.

(7)	Consists of 2,280,000 common shares owned directly and 537,500 common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 20, 2007 regardless of price.

(8)	Consists of 5,000 common shares owned directly and 162,500 common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 20, 2007 regardless of price.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information concerning related party transactions is set forth in Footnote 13 “Related Party Transactions” to our consolidated financial statements, which begins on page F-1.

Our written policy or procedure for the review, approval or ratification of related party transactions is set forth in the Terms of Reference for the Audit Committee. The Audit Committee reviews and approves all related party transactions. In the course of its review, the Audit Committee considers the nature of the transactions and the costs to be incurred by us or payments to us; an analysis of the costs and benefits associated with the transaction and a comparison of comparable or alternative goods or services that are available to us from unrelated parties; the business advantage we would gain by engaging in the transaction; and an analysis of the significance of the transaction to us and to the related party. As a matter of course, any Audit Committee member that cannot be viewed as independent will withhold his vote, declaring his interest in the transaction. A vote of a majority of the remaining members is required to approve a related party transaction.

Our Board of Directors is comprised of four members whose names and committee memberships are set forth below. Our Board of Directors has determined that a majority of the members of the Board of Directors have no material relationship with the Company (either directly or as partners, shareholders or officers of an organization that has a relationship with the Company) and are independent within the meaning of the AMEX director independence standards. J. Russell Porter, as our President and Chief Executive Officer, is not considered to be independent. Furthermore, the Board has determined that each of the members of the Audit Committee, the Remuneration Committee, the Nomination and the Governance Committee has no material relationship to the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is independent within the meaning of the AMEX director independence standards.

Name and Position	Independence	Committee Membership
J. Russell Porter, Chairman, President and CEO	No	—
Abby F. Badwi, Director	Yes	Governance * Audit * Remuneration * Nomination *
Thomas L. Crow, Director	Yes	Governance Audit Remuneration Nomination
Richard A. Kapuscinski, Director	Yes	Governance Remuneration Nomination
Thomas E. Robinson, former Director (1)	No
Matthew J.P. Heysel, former Director (2)	Yes

*	Indicates chairmanship of committee.

(1)	Mr. Robinson resigned as our Chairman of the Board effective August 1, 2006. Mr. Robinson is the president of Geostar Corporation, a related party. During his time as Chairman and a member of our Board of Directors, Mr. Robinson was not a member of any of the committees of the Board of Directors.

(2)	While a member of our Board of Directors, Mr. Heysel was member of the Audit Committee, Governance Committee and Remuneration Committee.

Item 14.	Principal Accountant Fees and Services

BDO Seidman, LLP was appointed our independent registered public accounting firm on January 10, 2006 to replace its Canadian based affiliate, BDO Dunwoody LLP, independent registered public accounting firm, as a result of the relocation of our corporate headquarters to Houston, Texas and the adoption of United States generally accepted accounting principles for our financial reporting. Aggregate fees billed for professional services rendered to us by BDO Seidman, LLP and BDO Dunwoody LLP, for the years ended December 31, 2006 and 2005 were:

	For the Year Ended December 31
	2006	2005
	(in thousands)
Audit fees:
BDO Seidman, LLP	$243	$191
BDO Dunwoody LLP	27	207

	270	398
Audit related fees:
BDO Seidman, LLP	—	—
BDO Dunwoody LLP	—	2

	—	2
Tax fees:
BDO Seidman, LLP	—	17
BDO Dunwoody LLP	18	13

	18	30
Total:
BDO Seidman, LLP	243	208
BDO Dunwoody LLP	45	222

Total	$288	$430

The audit fees for the years ended December 31, 2006 and 2005 were primarily for professional services rendered in connection with the audit of our consolidated financial statements, fees related to our S-1 Registration Statement declared effective by the SEC on January 4, 2006, together with services rendered in connection with quarterly reviews of financial statements and various documents filed with various governmental agencies. Audit related fees include the review of certain documents filed with the SEC. Fees for tax services were for services related to tax compliance, including the preparation of tax returns. During 2006 and 2005, there were no other accounting fees.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to exhibit 3.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

3(ii)	Bylaws of Gastar Exploration Ltd. approved at March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 12, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Form of placement agent warrant to purchase common shares of Gastar Exploration Ltd. in connection with issuances of 9.75% Convertible Senior Unsecured Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.6	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes (incorporated by reference to exhibit 4.7 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

Exhibit Number	Description
4.8	Form of Senior Secured Note dated as of June 17, 2005 (incorporated by reference to exhibit 4.8 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.9	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.10	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.11	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.12	Placement agent warrant to purchase 510,525 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004 (incorporated by reference to exhibit 4.12 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.13	Placement agent warrant to purchase 1,989,475 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004 (incorporated by reference to exhibit 4.13 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.14	Form of 10% subordinated note issued June 2004 (incorporated by reference to exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.15	Form of warrant to purchase common shares of Gastar Exploration Ltd issued in connection with the sale of 10% subordinated notes in June 2004 (incorporated by reference to exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.16	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with a private placement of working interests in 2002 (incorporated by reference to exhibit 4.16 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.17	Agreement between Gastar Exploration Ltd. and Geo Star Corporation dated August 11, 2005 (incorporated by reference to exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.18	First Amendment dated September 6, 2005 to Securities Purchase Agreement dated as of June 17, 2005 by and among Gastar Exploration Ltd and the purchasers named therein for the purchase of $63.0 million in principal amount of Senior Secured Notes (incorporated by reference to exhibit 4.18 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.19	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

Exhibit Number	Description
4.20	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.21	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated herein by reference to exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005, Registration No. 333-127498).

4.22	Form of Subscription Agreement for private offering of 25 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as periodically amended (incorporated by reference to exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2006. File No. 001-32714).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.5	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.6	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.7	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.8	Participation and Operating Agreement between Geostar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.9	Promissory Note for $15 million between Geostar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

Exhibit Number	Description
10.11	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.12	Form of Indemnity Agreement, dated December 13, 2006 for Directors and Certain Executive Officers (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2006. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007.†

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1	Subsidiaries of Gastar Exploration Ltd.†

23.1	Consent of BDO Seidman, LLP.†

23.2	Consent of BDO Dunwoody, LLP.†

23.3	Consent of Netherland Sewell & Associates, Inc.†

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

/s/ J. RUSSELL PORTER
J. Russell Porter, Chairman, President, Chief Executive Officer and Chief Operating Officer (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER J. Russell Porter	Chairman, President, Chief Executive Officer, and Chief Operating Officer (principal executive officer)	March 27, 2007

/S/ MICHAEL A. GERLICH Michael A. Gerlich	Vice President and Chief Financial Officer (principal accounting officer)	March 27, 2007

/S/ ABBY F. BADWI Abby Badwi	Director	March 27, 2007

/S/ THOMAS L. CROW Thomas Crow	Director	March 27, 2007

/S/ RICHARD A. KAPUSCINSKI Richard Kapuscinski	Director	March 27, 2007

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Gastar Exploration Ltd.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Gastar Exploration Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gastar Exploration Ltd. and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment”.

/s/ BDO Seidman, LLP

Dallas, Texas

March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Gastar Exploration Ltd.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Gastar Exploration Ltd. and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gastar Exploration Ltd. and subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Dunwoody LLP

BDO Dunwoody LLP

Calgary, Alberta

March 18, 2005 (December 21, 2005 as to Notes 5 and 6)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,733	$61,144
Revenues receivable	2,501	4,416
Accounts receivable, net	5,485	2,357
Due from related parties	4,394	—
Prepaid expenses	1,369	1,551

Total current assets	54,482	69,468
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	89,658	74,019
Proved properties	181,362	129,153

Total natural gas and oil properties	271,020	203,172
Furniture and equipment	600	360

Total property, plant and equipment	271,620	203,532
Accumulated depreciation, depletion and amortization	(110,794)	(38,185)

Total property, plant and equipment, net	160,826	165,347
OTHER ASSETS:
Deferred charges	3,502	4,922
Cash call receivable	9,137	391
Other assets	195	—

Total other assets	12,834	5,313

TOTAL ASSETS	$228,142	$240,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,471	$6,051
Accrued interest	2,515	2,418
Accrued drilling and operating costs	5,680	3,008
Other accrued liabilities	5,837	2,465
Due to related parties	1,670	—

Total current liabilities	31,173	13,942
LONG-TERM LIABILITIES:
Long-term debt	93,803	90,631
Asset retirement obligation	4,218	3,558
Liability to be settled by issuance of common shares	606	11,221

Total long-term liabilities	98,627	105,410
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 194,965,436 and 164,674,266 shares issued and outstanding at December 31, 2006 and 2005, respectively	225,986	167,456
Additional paid-in capital	10,418	6,509
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(138,028)	(53,189)

Total shareholders’ equity	98,342	120,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$228,142	$240,128

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share data)
REVENUES	$26,765	$27,442	$6,059
EXPENSES:
Lease operating, transportation and selling expenses	8,584	6,910	2,000
Depreciation, depletion and amortization	16,332	13,914	3,233
Impairment of natural gas and oil properties	56,280	8,697	6,306
Accretion of asset retirement obligation	234	109	52
Mineral resource properties	450	65	32
General and administrative expenses	13,548	8,710	4,023
Litigation settlement expense	2,407	—	—

Total expenses	97,835	38,405	15,646

LOSS FROM OPERATIONS	(71,070)	(10,963)	(9,587)
OTHER (EXPENSES) INCOME:
Interest expense	(15,599)	(15,261)	(3,248)
Investment income and other	1,836	492	56
Foreign translation (loss) gain	(6)	40	3

LOSS BEFORE INCOME TAXES	(84,839)	(25,692)	(12,776)
Provision for income taxes	—	—	—

NET LOSS	$(84,839)	$(25,692)	$(12,776)

NET LOSS PER SHARE:
Basic and diluted	$(0.50)	$(0.20)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	170,014,733	129,398,548	111,374,446

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2003	106,882,893	$38,060	$425	$(95)	$(14,721)	$23,669	$—
Repurchase of shares	(340,000)	(894)	—	—	—	(894)	—
Conversion of convertible debentures	6,847,215	8,181	—	—	—	8,181	—
Issuance of shares purchase warrants	—	—	2,422	—	—	2,422	—
Stock based compensation	—	—	1,374	—	—	1,374	—
Net loss	—	—	—	—	(12,776)	(12,776)	(12,776)

Total comprehensive loss							$(12,776)

Balance at December 31, 2004	113,390,108	45,347	4,221	(95)	(27,497)	21,976	$—
Exercise of stock options – cash	3,721,300	707	—	—	—	707	—
Exercise of stock options – cashless	2,214,888	—	—	—	—	—	—
Issuance of shares – cash, net of offering costs of $3,312	33,769,377	90,096	—	—	—	90,096	—
Issuance of shares – acquisition	8,023,827	23,000	—	—	—	23,000	—
Issuance of shares – senior secured debt	2,505,728	7,893	—	—	—	7,893	—
Exercise of stock purchase warrants – cash	207,814	413	—	—	—	413	—
Exercise of stock purchase warrants – cashless	841,224	—	—	—	—	—	—
Stock based compensation	—	—	2,288	—	—	2,288	—
Foreign currency translation gain	—	—	—	95	—	95	95
Net loss	—	—	—	—	(25,692)	(25,692)	(25,692)

Total comprehensive loss							$(25,597)

Balance at December 31, 2005	164,674,266	167,456	6,509	—	(53,189)	120,776	$—
Issuance of shares – cash, net of offering costs of $2,169	25,000,000	47,831	—	—	—	47,831	—
Issuance of shares – acquisition	548,128	2,116	—	—	—	2,116	—
Issuance of shares – senior secured debt	3,815,458	8,499	—	—	—	8,499	—
Exercise of stock options – cashless	905,636	—	—	—	—	—	—
Exercise of stock purchase warrants – cash	21,948	84	—	—	—	84	—
Stock based compensation	—	—	3,909	—	—	3,909	—
Foreign currency translation loss	—	—	—	(34)	—	(34)	(34)
Net loss	—	—	—	—	(84,839)	(84,839)	(84,839)

Total comprehensive loss							$(84,873)

Balance at December 31, 2006	194,965,436	$225,986	$10,418	$(34)	$(138,028)	$98,342

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,839)	$(25,692)	$(12,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	16,332	13,914	3,233
Impairment of natural gas and oil properties	56,280	8,697	6,306
Amortization of deferred lease costs	345	416	33
Stock based compensation	3,909	2,288	1,374
Amortization of deferred financing costs and debt discount	4,260	4,805	2,291
Accretion of asset retirement obligation	234	109	52
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Accounts receivable	(5,607)	(5,042)	(1,494)
Prepaid expenses	182	(1,244)	(716)
Accounts payable and accrued liabilities	7,623	5,129	575

Net cash (used in) provided by operating activities	(1,281)	3,380	(1,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call receivable	(8,746)	5,927	(5,098)
Development and purchases of natural gas and oil properties	(55,697)	(54,483)	(34,221)
Purchase of natural gas and oil properties from related parties	(2,116)	(28,784)	—
Proceeds from sale of natural gas and oil properties	—	2	3,000
Purchase of furniture and equipment	(240)	(352)	(2)
Other	(195)	(143)	259

Net cash used in investing activities	(66,994)	(77,833)	(36,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of contract payable	—	—	(688)
Repayment of commitments payable	—	—	(1,342)
Repayment of convertible notes payable	—	—	(100)
Repayment of senior notes	—	(26,483)	—
Repayment of related note payable	—	(15,000)	—
Proceeds from issuance of convertible debentures	—	—	30,000
Proceeds from issuance of senior notes	—	—	25,000
Proceeds from issuance of subordinated, unsecured notes payable	—	—	3,250
Proceeds from issuance of senior secured notes	—	73,000	—
Proceeds of issuance of common shares, net of share issue costs	47,915	91,216	—
Repayment of convertible debentures	—	—	(39)
Deferred financing charges and other	(51)	(2,978)	(2,842)
Repurchase of common shares	—	—	(894)

Net cash provided by financing activities	47,864	119,755	52,345

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,411)	45,302	15,161
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	61,144	15,842	681

CASH AND CASH EQUIVALENTS, END OF YEAR	$40,733	$61,144	$15,842

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as coal bed methane, or CBM. We are additionally pursuing unconventional natural gas exploration in the deep Bossier play in the Hilltop area in East Texas. Our primary CBM properties are in the United States in the Powder River Basin in Wyoming and in the Gunnedah and Gippsland Basins of Australia.

2. Summary of Significant Accounting Policies

The consolidated financial statements of the Company are stated in United States (“U.S.”) dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows (See “Supplemental Oil and Gas Disclosures”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of all its subsidiaries. The entities included in these consolidated accounts are all wholly owned and are Gastar Exploration USA, Inc., Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc. and Gastar Exploration Victoria, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Exchange

A majority of the Company’s operations are conducted by its U.S. subsidiaries in U.S. dollars. The operations outside of the U.S. are primarily natural gas and oil property development in Australia, which are conducted in Australian dollars (“AUD$”). Our Australian properties represent CBM wells that are in the exploration or pre-production stage. We currently have no commercial production operations in Australia. Limited operations are conducted in Canadian dollars (“CDN$”). Foreign operations are translated using rates in effect at the period end for the balance sheet, while the income statement is translated at the average rates prevailing during the period. Adjustments resulting from financial statement translations are included in cumulative translation adjustments in Accumulated Other Comprehensive Loss and as a component of shareholders’ equity.

Foreign currency balances and non-monetary assets and liabilities are translated at the rates of exchange on the particular transaction date. Monetary assets and liabilities denominated in foreign currencies that remain outstanding at the balance sheet date are translated at period end exchange rates with resulting gains (losses) being recognized in the period. The accounts of all active subsidiaries are maintained in U.S. dollars. Translation gains and losses recorded on investments in subsidiaries that are of a permanent nature are not tax effected.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

Cash equivalents include short-term investments, such as money market deposits or highly liquid debt instruments, with a maturity of three months or less when purchased, amounted to $33.9 and $54.0 million as of December 31, 2006 and 2005, respectively. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss.

Accounts Receivable

At December 31, 2006 and 2005, the Company had no allowance for doubtful accounts recorded. The allowance for doubtful accounts is determined based on a review of Company receivables. Receivable accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Deferred Financing Costs and Debt Discount

Deferred financing costs include costs of debt financings undertaken by the Company including commissions, legal fees, value attributed to warrants issued in conjunction with a financing and other direct costs of the financing. Using the effective interest method, the deferred financing costs are amortized over the term of the related debt instrument.

Debt discount is amortized over the term of the related debt utilizing the effective interest method.

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

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves, as determined by independent petroleum engineers. The percentage of total reserve volumes produced during the year is multiplied by the net capitalized investment plus future estimated development costs in those reserves.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

In applying the full cost method, the Company performs a quarterly ceiling test on the cost center properties whereby the net cost of natural gas and oil properties, net of related deferred income taxes (“net cost”), is limited to the sum of the estimated future net revenues from proved reserves using prices in effect at the end of the period held constant, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects (“ceiling”). If the net cost exceeds the ceiling, an impairment loss is recognized for the amount by which the net cost exceeds the ceiling and is shown as a reduction in natural gas and oil properties and as additional depletion. Proceeds from a sale of natural gas and oil properties will be applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion or amortization.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furniture and Equipment

Furniture and equipment are recorded at historical cost and are depreciated over their estimated useful lives, which ranges from three to seven years on a straight-line basis.

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

Revenue Recognition

The Company records revenues from the sale of natural gas and oil when delivery to the customer has occurred and title has transferred. This recording of revenues occurs when natural gas or oil has been delivered to a pipeline or a tank lifting has occurred. Revenues from natural gas and oil production are recorded using the sales method. Under this method, revenues are recorded based on the Company’s net revenue interest, as delivered. The Company had no material gas imbalances at December 31, 2006.

Asset Retirement Obligation

The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of tangible long-lived assets are initially measured at a fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

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

Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes the enactment date. The Company has established a valuation reserve to offset its net deferred tax asset since, on a more likely than not basis, such benefits are not considered recoverable at this time.

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

Stock-Based Compensation

The Company reports compensation expense for stock options granted to officers, directors and employees using the fair value method. Compensation costs are recorded over the requisite service period, which approximates the vesting period.

Prior to January 1, 2003, the Company accounted for stock options under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. No compensation expense was recognized for stock options that had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair values were determined by using the Black-Scholes-Merton valuation model.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), using the prospective application method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement requires the Company to record compensation costs for options granted under the Company’s stock option plan in accordance with the fair value method prescribed in SFAS No. 123.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) SFAS 123(R), Share-Based Payment, using the modified-prospective method. Under that method, compensation cost for 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized on a straight-line basis over the requisite service period, which is equivalent to the vesting period. The adoption of SFAS 123(R) had an immaterial effect on 2006 financial results.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reflects the pro-forma impact of stock-based compensation on the Company’s net loss and loss per share had the Company applied SFAS No. 123 to options granted prior to January 1, 2003 that vested in 2004 and 2005:

	For the Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(25,692)	$(12,776)
Cost of compensation expense using fair value (not tax effected)	(569)	(1,883)

Net loss, pro forma	$(26,261)	$(14,659)
Net loss per share, as reported	$(0.20)	$(0.12)
Net loss per share, pro forma	$(0.20)	$(0.13)

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

Reclassifications

Certain information provided for the prior years have been reclassified to conform to the current year presentation adopted in 2006.

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments.    In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—an amendment of SFAS Statements 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

Accounting for Uncertainty in Income Taxes.    In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial statements.

Guidance for Quantifying Financial Statement Misstatement.    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which establishes an approach requiring the quantification of financial statement errors based on the effect of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and “roll-over” methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; however, its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company has applied the provisions of SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006. The use of the dual approach did not have a material impact on the Company’s financial statements.

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Although the disclosure requirements may be expanded where certain assets or liabilities are fair valued such as those related to stock compensation expense and hedging activities, the Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial statements.

3. Cash Call Receivable

Cash call receivable represents the Company’s proportionate share of planned authorized expenditures payable to the operator upon execution of the final drilling authorization of expenditures and an advance payment to a drilling contractor. Of the total cash calls paid during the year ended December 31, 2006, $8.2 million was paid to Geostar Corporation (“Geostar”), a significant shareholder at the time, and the remainder was paid to other outside parties. In 2005, Geostar refunded $2.1 million of unused cash call balances to the Company pursuant to the acquisition of Geostar’s working interests in East Texas. The Company made advance payments totaling $2.0 million to a drilling contractor prior to the delivery of a drilling rig in November 2006. The advance payments will be amortized over the three-year term of the drilling contract agreement on a straight line basis as a reduction to capitalized natural gas and oil property costs.

Total
(in thousands)
Balance as of December 31, 2004	$6,318
Cash call, advances	15,269
Amounts spent	(21,196)

Balance as of December 31, 2005	391
Cash call, advances	14,228
Amounts spent	(5,482)

Balance as of December 31, 2006	$9,137

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia and Wyoming in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to December 31, 2006:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$81,540	$8,118	$89,658
Proved properties	180,758	604	181,362

Total natural gas and oil properties	262,298	8,722	271,020
Furniture and equipment	585	15	600

Total property and equipment	262,883	8,737	271,620
Impairment of proved natural gas and oil properties	(75,691)	(604)	(76,295)
Accumulated depreciation, depletion and amortization	(34,484)	(15)	(34,499)

Total accumulated depreciation, depletion and amortization	(110,175)	(619)	(110,794)

Total property and equipment, net	$152,708	$8,118	$160,826

From inception to December 31, 2005:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$70,519	$3,500	$74,019
Proved properties	128,549	604	129,153

Total natural gas and oil properties	199,068	4,104	203,172
Furniture and equipment	345	15	360

Total property and equipment	199,413	4,119	203,532
Impairment of proved natural gas and oil properties	(19,410)	(604)	(20,014)
Accumulated depreciation, depletion and amortization	(18,160)	(11)	(18,171)

Total accumulated depreciation, depletion and amortization	(37,570)	(615)	(38,185)

Total property and equipment, net	$161,843	$3,504	$165,347

At December 31, 2006, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $13.0 million and $76.6 million, respectively. As of December 31, 2005, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $439,000 and $73.6 million, respectively.

As of December 31, 2006, 2005 and 2004, the results of management’s ceiling test evaluation resulted in an impairment of the U.S. proved properties of $56.3 million, $8.7 million and $6.3 million, respectively. The December 31, 2006 U.S. proved property impairment was based on post end of year weighted average, after basis adjustment, prices held constant of $6.11 per Mcf for natural gas and $54.85 per barrel of oil. Management determined that an impairment was not required on the Australian properties at December 31, 2006, 2005 or 2004.

For the years ended December 31, 2006, 2005 and 2004, expenditures on natural gas and oil properties totaled $67.4 million, $88.1 million and $34.2 million, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Geostar Acquisition

On June 17, 2005, the Company completed the acquisition of additional leasehold and working interests from Geostar in the deep Bossier Hilltop prospect of East Texas and in the Powder River Basin of Wyoming and Montana (the “Geostar Acquisition Properties”). The Company paid a total of $73.1 million, after acquisition costs of $400,000 and purchase price adjustments of $4.2 million for the interest acquired from January 1, 2005 (“Effective Date”) to June 17, 2005 (“Acquisition Date”). This amount consisted of $30.9 million in cash, 1,650,133 common shares valued at $6.0 million based on a per share price of CDN$4.50 and $32.0 million in unsecured subordinated notes scheduled to mature on January 31, 2006 and bearing interest at the rate of 3.42% (“Geostar Subordinated Notes”). The acquisition was accounted for using the purchase method in which the cost of the acquisition is allocated first to identifiable net assets acquired based on estimated fair values. The results of operations are included in the accompanying consolidated financial statements only from the Acquisition Date. On March 31, 2006, the purchase price adjustment of $4.2 million was settled for $2.1 million in cash and the issuance of 548,128 common shares of the Company valued at CDN$4.50 per share.

The initial carrying values of the Geostar Acquisition Properties as of June 17, 2005 was entirely allocated to natural gas and oil properties, of which $14.5 million was for proved developed properties, $8.7 million was for proved undeveloped properties and $49.9 million was for unproved properties.

In addition, Geostar may receive additional common shares at prevailing market prices based on look-backs at June 30, 2006 and June 30, 2007 on the East Texas assets, based on a required number of drilled wells, and net reserve additions valued at $1.50 per Mcf less attributable development expenditures to Geostar’s acquired interest. For additional information, see Footnote 13, “Related Party Transactions—Geostar Corporation”.

On August 11, 2005, the Company executed an agreement with Geostar whereby the Geostar Subordinated Notes were cancelled. In conjunction with the cancellation of the Geostar Subordinated Notes, the Company issued to Geostar 6,373,694 common shares of the Company valued at $17.0 million based on a per share price of CDN $3.25 and a new unsecured subordinated note (“New Geostar Subordinated Note”) for $15.0 million. The New Geostar Subordinated Note was to bear interest, payable monthly commencing February 15, 2006, at three-month LIBOR plus 4.5%. On November 28, 2005, concurrent with the transaction with Chesapeake Energy Corporation (“Chesapeake”), the New Geostar Subordinated Note was paid in full, as required by the agreement.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results for the years ended December 31, 2005 and 2004 show the effect on the Company’s consolidated results of operations as if the Geostar Acquisition had occurred at the beginning of each respective period presented. The pro forma results are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from Geostar adjusted for (1) the financing and share issuance directly attributable to the acquisition, (2) assumption of ARO liabilities and accretion expense for the properties acquired and (3) additional depreciation, depletion and amortization expense as a result of the Company’s increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Geostar assets exclude all other historical expenses of Geostar. As a result, certain estimates and judgments were made in preparing the pro forma adjustments. Further, the pro forma information includes numerous assumptions and is not necessarily indicative of future results of operations.

	For the Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
	(Unaudited)
Revenues	$31,370	$9,425
Net loss	$(27,862)	$(19,653)
Loss per share:
Basic and diluted	$(0.21)	$(0.17)

The pro forma information above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Geostar Acquisition occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.

6. Long-Term Debt

The following shows the Company’s long-term debt as of the dates indicated:

	As of December 31,
	2006	2005
	(in thousands)
Senior secured notes	$60,671	$57,546
Subordinated unsecured notes payable	3,132	3,085
Convertible senior debenture	30,000	30,000

Total net carrying value of long-term debt	93,803	90,631
Debt discount costs to be accreted	12,447	15,619

Total long-term debt at maturity	$106,250	$106,250

Senior Secured Notes

On June 17, 2005, we issued $63.0 million in principal amount of senior secured notes. On September 19, 2005, we issued to the holders of these notes an additional $10.0 million of senior secured notes on substantially the same terms as the original June 2005 private placement. The senior secured notes are secured by substantially all of our assets, bear interest at the sum of the three-month LIBOR rate plus 6% (11.48% at December 31, 2006), payable quarterly, and mature five years and one day from the date of issuance. The senior secured notes

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are redeemable in whole or in part prior to maturity at our option at any time after the first anniversary date of issuance upon payment of the principal and accrued and unpaid interest plus a premium ranging from 5% to 3% of redeemed principal; provided that, a redemption at our option is not permitted following the public announcement of certain pending, proposed or intended change of control transactions.

In connection with the senior secured notes issuances, we agreed to issue to the note holders, for no additional consideration, common shares in increments valued at CDN$4.5 million with respect to the $63.0 million of senior secured notes and additional common shares in increments valued at CDN$714,286 with respect to the $10.0 million of senior secured notes at closing and on each of the six, twelve and eighteen-month anniversaries of the closing date, valued on a five-day weighted average trading price immediately prior to the date of issuance. The Company initially recorded a liability of $17.0 million related to common shares to be issued and a corresponding amount recorded as a debt discount to be accreted to interest expense using the effective interest method. The Company also incurred an estimated $3.0 million of direct financing costs for legal fees and fees paid to an agent as deferred charges and will amortize these costs over the term of the Senior Secured Notes.

In conjunction with the senior secured notes, we issued to the note holders pursuant to subscription rights the following number of additional common shares, based on the five-day weighted average trading price immediately prior to the date of issuance as follows

Description	Date	Common Shares Issued	Value
Issuance of $63.0 million of senior secured notes	06/17/05	1,217,269	CDN$	4.5 million
Issuance of $10.0 million of senior secured notes	09/19/05	206,354	CDN$	714,286
6-month anniversary of $63.0 million issuance	12/19/05	1,082,105	CDN$	4.5 million
6-month anniversary of $10.0 million issuance	03/20/06	152,299	CDN$	714,286
12-month anniversary of $63.0 million issuance	06/19/06	1,607,143	CDN$	4.5 million
12-month anniversary of $10.0 million issuance	09/18/06	256,016	CDN$	714,286
18-month anniversary of $63.0 million issuance	12/18/06	1,800,000	CDN$	4.5 million

As of December 31, 2006 and 2005, the Company had obligations to issue additional common shares valued at $606,000 and $11.2 million, respectively, under the senior secured notes.

We have the right on a quarterly basis to require the note holders to purchase up to an aggregate of $10.0 million principal amount of additional senior secured notes through June 16, 2007. If additional senior secured notes are issued, we will issue to note holders subscription receipts entitling them to receive, for no additional consideration, additional common shares on similar terms as those issued with the original senior secured notes in a pro rata amount based on the additional principal amount of the senior secured notes. Under the terms of the Senior Secured Notes, the Company may not at any time issue common shares to note holders to the extent the issuance of the common shares would cause the note holders and/or their affiliates to beneficially own more than 9.9% of our outstanding common shares. In addition, the aggregate common shares issueable to the holders of the Senior Secured Notes are limited to the maximum number that may be issued without breaching the Company’s obligations under the rules and regulations of the principal market or exchange where the Company’s common shares trade. In the event the issuance of common shares to the holders of the Senior Secured Note reach that maximum, the issuances would be proportionately reduced, and the Company would be required to pay cash for such unissued common shares on a formula for determining the number of common shares required to be issued. In the event of a change of control or upon a sale of substantially all of the Company’s assets or a reorganization or merger where the Company is not the surviving entity, the holders of the Senior Secured Notes may require the Company to accelerate the future issuance of common shares.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The issuance of additional senior secured notes is contingent upon compliance with reserves to net senior secured notes debt coverage ratios and other general covenants and conditions. Under the senior secured notes, the PV(10) valuation is to be based on a third party independent reserve report utilizing constant pricing based on the lower of current natural gas and oil prices, adjusted for area basis differentials, or $6.00 per Mcf of natural gas and $40.00 per barrel of oil. From the first anniversary of the issuance of the senior secured notes up to the second anniversary of the issuance of the notes, proved reserves PV(10) (“1P (PV10)”) to net senior secured notes debt must be a minimum of 1.0:1. On the second anniversary date of the senior secured notes, the 1P PV(10) reserve ratio covenant increases to a minimum of 1.5:1 and it increases to 2.0:1 on the third anniversary date and for all test periods thereafter until maturity. Utilizing the same reserve pricing criteria above, the proved plus probable reserves PV(10) (“2P PV(10)”) to net senior secured notes debt reserve maintenance ratio covenant must be a minimum of 1.5:1 from date of issuance of the notes up to the first anniversary date and 2.0:1 to issue additional notes. On the first anniversary date of the senior secured notes, the 2P PV(10) reserve ratio maintenance covenant and covenant to issue additional notes increased to a minimum of 2.5:1, on the second anniversary to 3.0:1 and on the third anniversary and for all test periods thereafter until maturity to 3.5:1. We must maintain compliance with the reserve ratio covenants at all future quarterly and annual covenant determination dates or be subject to mandatory principal redemptions under certain conditions. As of December 31, 2006, the Company was in compliance with all debt covenants. The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

Our bank deposit accounts are subject to account agreements in favor of our senior lenders that allow the senior lenders to take certain actions under specific circumstances to pay interest and/or principal outstanding related to the senior secured notes.

Convertible Senior Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures (“Convertible Senior Debentures”). The Convertible Senior Debentures have a term of five years and will be due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly and mature on November 20, 2009. The Convertible Senior Debentures are convertible by the holders into 6,849,315 common shares at a conversion price of $4.38 per share. The Convertible Senior Debentures may be redeemed at any time after November 12, 2006 by the Company at a redemption price equal to par plus accrued and unpaid interest; provided that, the volume weighted average trading price of the common shares of the Company, for at least 20 trading days in any consecutive 30-day period, equals or exceeds $5.69.

The Company incurred an estimated $1.9 million of direct financing costs for legal fees and other expenses as deferred charges, which are being amortized over the term of Convertible Senior Debentures. The Company also issued 259,740 broker warrants with an exercise price of $3.87 and a fair value of $359,000. Interest expense relating to the amortization of the warrants for each of the years ended December 31, 2006, 2005 and 2004 was $72,000, $72,000 and $6,000, respectively. There was no beneficial conversion feature associated with the Convertible Senior Debentures.

On February 3, 2006, the Company issued 21,948 common shares upon exercise of 21,948 broker warrants at $3.87 per share issued in connection with the sale of the Convertible Senior Debentures. The remaining 237,792 broker warrants expired in May 2006.

Subordinated Unsecured Notes Payable

The Company’s subordinated unsecured notes mature between April 2009 and September 2009, bear interest at 10% per annum and are callable by the Company after two years at 108% of the principal amount. The

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

call premium reduces to 105% after three years and 101% after four years. The subscribers were issued 232,521 warrants exercisable at prices ranging from $2.76 to $3.03 expiring at varying dates between April 2009 and September 2009. A value of $235,000 was ascribed to the warrants and recorded as a debt discount to be accreted to interest expense using the effective interest method. Cash commissions of $196,000 were incurred, which have been capitalized and are being amortized over the term of the subordinated unsecured notes.

Long-term Debt Maturities

The following table represents the maturities of the Company’s long-term debt agreements (in thousands):

Year Ending December 31,	Amount
2007	—
2008	—
2009	33,250
2010	73,000

Total	$106,250

7. Drilling Advances Liability

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

The Company determined the fair value of the share purchase warrants relating to the private placement offering for drilling advances liability using the Black-Scholes-Merton option pricing model, using weighted average assumption of a nil dividend yield, expected volatility of 30%, a risk-free interest rate of 5% and a term of one year, after the hold period. As such, in 2002, the Company recorded a deferred charge of $425,000 as additional paid-in capital, which was amortized once drilling commenced and on the same basis as the release of the drilling advances liability.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Asset Retirement Obligation

The Company accounts for its liabilities associated with site restoration and abandonment of its natural gas and oil properties pursuant to the provisions of SFAS No. 143. A summary of the activity related to the asset retirement obligation is as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Asset retirement obligation, beginning of year	$3,558	$1,711	$984
Liabilities incurred	426	816	109
Accretion expense	234	109	52
Increase due to acquisition	—	922	—
Revision in estimated cash flows	—	—	566

Asset retirement obligation, end of year	$4,218	$3,558	$1,711

9. Equity Compensation Plans

The Company’s 2002 Stock Option Plan was approved and ratified by the Company’s shareholders in July 2002. It authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Stock option grant expirations vary between five and ten years. The vesting schedule has varied from two years to four years but generally has occurred over a four-year period at 25% per year beginning on the first anniversary date of the grant. Options issued pursuant to the Company’s 2002 Stock Option Plan have an exercise price determined by the Board of Directors, but that exercise price cannot be less than the market price on the date immediately prior to the date of grant as reported by any stock exchange on which the Company’s common shares are listed. If an option granted under the Company’s 2002 Stock Option Plan expires or terminates for any reason in accordance with the terms of the Company’s Stock Option Plan, the unpurchased common shares subject to that option become available for other option grants.

In April 2004, the Board of Directors amended the provisions of the Company’s 2002 Stock Option Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis, whereby the Company issues to the optionee the number of common shares equal to the stock option exercised, less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised.

On June 1, 2006, our shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options to directors, officers and employees of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares. The contractual life and vesting period for stock options granted will be determined by the Board of Directors at the time stock options are granted. As of December 31, 2006, no stock options had been granted under the 2006 Gastar Long-Term Stock Incentive Plan.

In applying the provisions of SFAS No. 123(R), the Company used the following assumptions:

Valuation and Amortization Method.    The Company estimates the fair value of share-based awards granted using the Black-Scholes-Merton valuation model. The proportionate fair value of all awards is amortized on a straight-line basis over its requisite service periods, which generally is the individual vesting period for each grant.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Life.    The expected life of awards granted represents the period of time that stock options are expected to be outstanding. The Company determined the expected life using the “simplified method” resulting in a 6.5-year expected life in accordance with Staff Accounting Bulletin No. 107 for all stock options issued with ten-year grant expiration. An expected life of five years was utilized for all stock options with five-year grant expiration.

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

Expected Forfeitures. In 2006, the Company utilized a forfeitures rate of 5% in determining initial compensation expense. Prior to 2006, the Company did not include expected forfeitures in determining initial compensation expense.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. During the years ended December 31, 2006, 2005 and 2004, we granted 4,790,000, 711,000 and 5,470,000 stock options, respectively. A summary of the weighted average assumptions and results for stock options granted during the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Expected life (in years)	6.5	5.0	5.0
Expected volatility	45.7%	41.5%	41.5%

Stock-Based Compensation

For the years ended December 31, 2006, 2005 and 2004, the Company recorded $3.9 million, $2.3 million and $1.4 million, respectively, consisting of stock-based compensation expense for stock options granted using the fair-value method. All stock based compensation costs were expensed and not tax effected as the Company currently records no income tax expense. All common shares issued upon exercise are reserved and non-assessable.

At December 31, 2006, the Company had unvested stock options to purchase 7,541,250 common shares with a weighted average grant date fair value of $1.26. As of December 31, 2006, the Company had approximately $4.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be amortized over the following periods:

(in thousands)
2007	$3,433
2008	$1,141
2009	$255
2010	$19

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes the annual changes and option exercise prices for stock options under the Company’s Stock Option Plan for each of the three years in the period ended December 31, 2006:

	Number of Shares Under Stock Options	Weighted Average Exercise Price (1)
Stock options outstanding as of December 31, 2003	18,898,600	$1.48
Stock options granted	5,470,000	2.87

Stock options outstanding as of December 31, 2004	24,368,600	1.88
Stock options granted	711,000	3.13
Stock options exercised (2)	(6,391,500)	0.43
Stock options cancelled/expired	(1,187,500)	1.28

Stock options outstanding as of December 31, 2005	17,500,600	2.59
Stock options granted	4,790,000	2.77
Stock options exercised (3)	(2,054,450)	2.37
Stock options cancelled/expired	(9,763,400)	2.41

Stock options outstanding as of December 31, 2006	10,472,750	$2.86

Stock options exercisable:
December 31, 2006	2,931,500	$2.88

(1)	2005 stock option grants are denominated in CDN$. 2006 stock option grants are denominated either in CDN$ or US$. Where exercise prices have been denominated in CDN$, US$ equivalents were calculated at the exchange rate that existed at the end of the respective reporting period.
(2)	Includes 455,312 stock options forfeited due to the cashless exercise of stock options.
(3)	Includes 1,148,814 stock options forfeited due to the cashless exercise of stock options.

As December 31, 2006, there was no aggregate intrinsic value for outstanding stock options, and the remaining weighted average contractual life of outstanding stock options was 5.7 years. As of December 31, 2006, there was no aggregate intrinsic value for outstanding exercisable stock options, and the remaining weighted average contractual life of outstanding exercisable stock options was 2.3 years.

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Total fair value of stock options granted	$6,937	$779	$5,031
Weighted average fair value per share of stock options granted	$1.45	$1.10	$0.92
Total fair value of stock options vested	$2,516	$18,674	$19,605
Total intrinsic value of stock options exercised (1)	$3,837	$18,155	$—

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the strike price times the number of stock options exercised. There were no stock options exercised in 2004.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the range of exercise prices for stock options outstanding and vested as of December 31, 2006:

Expiration Date	Number of Shares Under Stock Options
	Outstanding	Exercisable	Exercise Prices (1)
April 26, 2007	500,000	500,000	$2.41
April 20, 2009	725,000	362,500	$3.17
August 4, 2009	3,803,750	1,898,750	$2.93
April 4, 2010	21,000	5,250	$3.69
June 24, 2010	345,000	86,250	$3.00
June 28, 2010	50,000	12,500	$2.92
September 7, 2010	150,000	37,500	$2.79
September 20, 2010	40,000	10,000	$3.43
October 18, 2015	75,000	18,750	$3.86
January 16, 2016	270,000	—	$4.30
April 5, 2016	863,000	—	$4.12
May 24, 2016	50,000	—	$2.79
July 14, 2016	3,580,000	—	$2.32

	10,472,750	2,931,500

(1)	Stock options granted with strike prices denominated in CDN$ have been converted to US$ at 0.85807, the exchange rate at December 31, 2006.

10. Common Shares

Authorized

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value.

Other Share Issuances

During 2004, $8.2 million in principal amount of 12% convertible debentures and notes were converted into an aggregate of 6,847,215 common shares of the Company. Of the common shares issued, 6,099,999 common shares were at a conversion price of $1.10, and 747,216 common shares were at a conversion price of $1.97 per share.

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

On February 3, 2006, the Company issued 21,948 common shares upon exercise of warrants at CDN$4.65 per share issued in connection with the sale of the Convertible Senior Debentures.

On November 11, 2006, the Company issued 25,000,000 common shares at $2.00 in a private transaction to institutional investors.

During the year ended December 31, 2006, pursuant to the Company’s Stock Option Plan, the Company issued 905,636 common shares net of forfeitures in connection with the cashless exercise of stock options.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchases

At various times from 2002 to 2004, the Company conducted normal course issuer bids to repurchase common shares of the Company. Pursuant to this program, the Company repurchased 340,000 common shares for $894,000 in 2004. The bid expired on August 4, 2004. The common shares were cancelled upon repurchase. The amount recorded for stock repurchase represents purchase prices paid and costs of repurchase and cancellation.

Shares Reserved

At December 31, 2006, the Company has reserved 20,054,586 common shares to be issued pursuant to the conversion of convertible debt (6,849,315 common shares), exercise of options (10,472,750 common shares), and the exercise of warrants (2,732,521).

11. Warrants

The following table summarizes warrant information to purchase common shares:

	Number of Warrants	Fair Value of Warrant (in thousands)	Warrant Price per Share Range	WA (1) Remaining Life in Years	WA (1) Exercise Price in US$
Warrants outstanding December 31, 2003 (2)	2,005,027	$425	$1.49	1.7	$1.49
Warrants issued in connection with:
$25.0 million 15% senior notes	2,500,000	1,828	3.55	2.8	3.55
$3.25 million subordinated unsecured notes payable	232,521	235	2.76-3.03	4.5	3.52
$30.0 million convertible senior debentures (3)	259,740	359	3.87	3.4	3.87

Warrants outstanding December 31, 2004	4,997,288	2,847	1.49-3.87	2.1	2.74
Exercise of Bossier warrants	(2,005,027)	(425)	1.49	—	1.49

Warrants outstanding December 31, 2005	2,992,261	2,422	2.76-3.87	2.0	3.58
Exercise of $30.0 million convertible senior debentures warrants	(21,948)	(33)	3.87	—	3.87
Cancellation of $30.0 million convertible senior debentures warrants	(237,792)	(326)	3.87	—	3.87

Warrants outstanding December 31, 2006	2,732,521	$2,063	$2.76-3.87	$1.1	$3.92

(1)	WA—weighted average as of the respective period end dates.
(2)	Bossier working interest warrants.
(3)	Warrants issued to brokers of convertible senior debentures.

12. Interest Expense

The following table summarizes interest expense components:

	For the Years Ended December 31.
	2006	2005	2004
	(in thousands)
Cash and accrued	$11,339	$9,834	$957
Paid in-kind	—	—	1,483
Call premium	—	622	—
Amortization of deferred financing costs and debt discount	4,260	4,805	808

Total	$15,599	$15,261	$3,248

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Related Party Transactions

Chesapeake Energy Corporation

On November 4, 2005, the Company completed an integrated transaction with Chesapeake whereby Chesapeake acquired 27,151,641 million newly issued Company common shares equal to 19.9% of the then outstanding common shares, acquired a 33.3% working interest in the Company’s Bossier play in the Hilltop area of East Texas and formed an area of mutual interest to explore jointly in 13 counties in East Texas. As part of this transaction, Chesapeake paid an additional $7.8 million, before fees and expenses, to reimburse the Company for Chesapeake’s pro rata share of leasehold interests acquired and to pay a disproportionate amount of future drilling costs in exchange for an undivided 33.3% of the Company’s leasehold working interests in the deep Bossier Hilltop prospect, less and except 160 acres surrounding each existing well bore. Chesapeake agreed to pay 44.44% of the drilling costs through casing point in the first six wells drilled by the parties in the Hilltop prospect to a depth sufficient to test the deep Bossier formation (an approximate depth of 19,000 feet) in order to earn its 33.33% leasehold working interest. The leasehold reimbursement was recorded as a reduction to natural gas and oil property cost. The Company utilized a portion of the proceeds of the Chesapeake transaction to pay the New Geostar Subordinated Note in full.

As a result of its purchase of common shares, Chesapeake has the right to negotiate exclusively with the Company for a period of 30 days on any proposed sale of assets. Additionally, Chesapeake has the right, with certain exceptions, to maintain its percentage ownership of the Company, on a fully diluted basis, by participating in future stock issuances and has the right to an observer being present at meetings of the Board of Directors.

On November 11, 2006, Chesapeake acquired an additional 5,000,000 common shares in a private placement transaction to institutional investors. As of December 31, 2006, Chesapeake owned 32,191,641 common shares, or 16.5% of the Company’s outstanding common shares.

All related party balances are the result of well operations activity governed by an existing standard form joint operating agreement. All balances are typically due and payable within 30 days.

Geostar Corporation

As of December 31, 2006, Geostar’s was the beneficial owner of approximately 8.1% of the Company’s common shares, based on SEC filings. Our former Chairman of the Board who resigned August 1, 2006 is President and a major shareholder of Geostar. In 2001, the Company entered into a Participation and Operating Agreement (the “POA”) with Geostar. The POA governed the joint activities of Geostar and Company in relation to United States and Australian property acquisition and exploration and development operations. In 2005, the POA was cancelled as it related to properties located in Texas and Wyoming as a result of the Geostar Acquisition. Although the POA expired by its terms on June 15, 2006, the joint interest billing activity between the parties has continued with respect to interests in Victoria Australia and West Virginia pursuant to the POA.

Various disputes have arisen primarily over the past year, in connection with the POA and general operating and administrative activity between Geostar and the Company, including claims by Geostar that the Company owes Geostar approximately $3.0 million comprised of additional charges for operating and administrative costs not previously billed and approximately $11.0 million in demands for finder fees for funds previously provided by Geostar on behalf of the Company, including the funds borrowed and repaid by the Company under a non-interest bearing convertible debenture agreement. The Company strongly contends these additional Geostar charges are without merit, as no agreement exists that would obligate the Company to pay these amounts. Excluding the Geostar amounts deemed without merit, Geostar owes the Company approximately $3.8 million at December 31, 2006.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Geostar Acquisition, Geostar may receive additional common shares based on look-backs at June 30, 2006 and June 30, 2007 on the East Texas assets, based on a required number of drilled wells, and net reserve additions valued at $1.50 per Mcf less attributable development expenditures to Geostar’s acquired interest. The look-back calculations are to be based on a third party engineering report and calculated within 60 days of receipt of the engineering report. Common shares to be issued, if any, are to be based on the five day weighted average trading price on the day preceding the actual payment of shares, discounted by ten percent. Based on Gastar’s look-back analysis at June 30, 2006, no additional shares are due to Geostar at this time. Gastar is still awaiting confirmation of Geostar’s June 30, 2006 look-back review results.

As of the date of this filing, Geostar has neither responded to the June 30, 2006 look-back analysis provided by Gastar or provided an independent reserve analysis disputing Gastar’s June 30, 2006 look-back analysis, which, as called for in the Purchase and Sale Agreement, would be averaged with Gastar’s independent reserve analysis for the purpose of determining how many, if any, shares would be due to Geostar.

14. Income Taxes

Net loss before income taxes is as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
United States	$(63,926)	$(8,945)	$(9,003)
Foreign	(20,913)	(16,747)	(3,773)

Net loss	$(84,839)	$(25,692)	$(12,776)

A reconciliation from the amounts expected by applying the statutory U.S. tax rate of 35% to our loss before income taxes to our actual tax provision is as follows:

The reconciliation of the Company’s effective tax rates from the statutory rate are as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Expected income tax provision at statutory rates	$(29,694)	$(8,992)	$(4,472)
State tax, tax effected	(1,222)	(166)	(153)
Non-deductible stock-based compensation expense	1,252	767	465
Other	1,141	773	43
Change in valuation allowance	28,523	7,618	4,117

Actual income tax provision	$—	$—	$—

The components of the Company’s U.S. deferred taxes for the three years ended December 31, 2006 are a result of the origination and reversal of temporary differences and are comprised of the following:

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax asset (liability):
Capital assets	$(9,354)	$(17,791)
Net operating loss carryforwards	44,818	29,508
Valuation allowance	(35,464)	(11,717)

Net deferred tax asset	$—	$—

For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $122.1 million, which if not utilized will begin to expire in 2020.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the following approximate undeducted Canadian tax pools:

	As of December 31,
	2006	2005
	(in thousands)
Cumulative Canadian exploration expense	$938	$930
Cumulative Canadian development expense	$183	$171
Foreign exploration and development expense	$660	$610
Undeducted undepreciated capital costs	$40	$3
Undeducted share issue costs	$3,873	$2,967
Undeducted non-capital loss carryforwards	$32,567	$18,253

If not utilized, the non-capital loss carryforwards for the above expire between 2007 and 2015.

The components of the Company’s Canadian deferred tax assets are a result of the origination and reversal of temporary differences and are comprised of the following:

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Capital assets	$585	$576
Share issue costs	1,244	998
Net operating loss carryforwards	10,461	6,137
Valuation allowance	(12,289)	(7,710)

Net deferred tax asset	$—	$—

The components of the Company’s Australian deferred taxes for the three years ended December 31, 2006 are a result of the origination and reversal of temporary differences and are comprised of the following:

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax asset (liability):
Capital assets	$(3,241)	$(1,845)
Net operating loss carryforwards	3,810	2,217
Valuation allowance	(569)	(372)

Net deferred tax asset	$—	$—

The Company has the following approximate undeducted Australian tax pools:

	As of December 31,
	2006	2005
	(in thousands)
Net operating loss carryforwards	$12,701	$7,391

All deferred tax assets have been fully reserved as their ultimate utilization is currently uncertain.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Loss per share

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

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share and share data)
Basic and diluted loss and shares outstanding:
Net loss	$(84,839)	$(25,692)	$(12,776)
Weighted average common shares outstanding	170,014,733	129,398,548	111,374,446
Basic and diluted loss per common share:
Net loss per share applicable to all common shares	$(0.50)	$(0.20)	$(0.12)
Common shares excluded from denominator as anti-dilutive:
Stock options	10,472,750	17,500,600	24,368,600
Warrants	2,732,521	2,992,261	4,997,288
Convertible Senior Debentures	6,849,315	6,849,315	6,849,315
Liability to be settled by issuance of common shares (1)	288,018	3,042,484	—

Total	20,342,604	30,384,660	36,215,203

(1)	December 31, 2006 assumes conversion of the liability to be settled by issuance of common shares for the senior secured notes at a year end closing price of CDN$2.48 per common share. December 31, 2005 assumes conversion of the liability to be settled by issuance of common shares for the senior secured notes of 2,494,356 common shares at a year end closing price of CDN$4.25 per common share and 548,128 common shares for the Geostar Acquisition Properties settlement statement at CDN$4.50 per common share.

16. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, certain gas treatment facilities and certain office equipment under non-cancelable operating lease agreements. For the years ended December 31, 2006 and 2005, office lease payments totaled approximately $184,000 and $53,000, respectively. The Company had no office lease expense prior to August 1, 2005. For the years ended December 31, 2006, 2005 and 2004, gas treatment lease payments were approximately $777,000, $759,000 and $91,000, respectively. The amounts shown below exclude certain payments under short term leases for the rental expense of an apartment in Houston, Texas and on office in Miami, Florida, which totaled approximately $96,000 in 2006.

As of December 31, 2006, the Company’s operating leases for the indicated periods were as follows:

	For the Year Ended December 31,
	Total	2007	2008	2009	2010	Thereafter
	(in thousands)
Office lease	$786	$205	$205	$205	$171	$—
Operating leases and other	69	44	8	8	7	2

Total	$855	$249	$213	$213	$178	$2

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company is party to various litigation matters arising out of the normal course of business. During 2006, the Company incurred $2.4 million of litigation settlement expense primarily related to a settlement payment regarding Western Gas Resources, Inc., et. al., of a lawsuit involving a gas gathering agreement and its applicability to properties the Company exchanged in 2002. The ultimate outcome of the matters discussed below cannot presently be determined, nor can the liability that could potentially result from an adverse outcome be reasonably estimated at this time. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position, results of operations or cash flow. The more significant litigation matters are summarized below.

Estate of Virgil Sparks and Oil Wells of Kentucky, Inc. vs. First Sourcenergy Group Inc. and Geostar Corporation Arbitration.    In August 2002, FSG, a wholly owned Company subsidiary, was a named party to this arbitration proceeding. The dispute involves historical dealings with the development of an Authority to Prospect (“ATP”) Area in Queensland, Australia, as well as an ancillary agreement. FSG and Geostar have moved to dismiss the arbitration on the grounds of a claimed prior settlement and release agreement. FSG and Geostar are vigorously defending the arbitration and firmly believe that their position is sound and intend to continue to defend vigorously against the claim. Further, FSG’s interest in ATP 560 were transferred from FSG to a third party in 2001, the result of which means that, although FSG is a named defendant, the third party and Geostar would bear primary liability from this arbitration action.

Navasota Resources L.P. vs. First Source Texas, Inc., First Source Gas L.P. and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District.    This lawsuit contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement is dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota has filed an appeal of the summary judgment ruling. The Company intends to continue to vigorously defend itself against this claim.

Gastar Exploration Texas LP vs. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas.    This suit is one to quiet title to minerals under an oil and gas lease dated December 4, 2003, covering approximately 2,598 gross acres (“Lease”). John E. McFarlane and certain other family members contend that minerals subject to the Estate of Fay Watson McFarlane are not subject to the Lease. The Company claims that said minerals are in fact subject to the Lease. The existence of unleased mineral interests in this Lease could adversely impact future development of the Lease. The Company will continue to vigorously pursue this claim.

Burning Rock Energy, LLC, et al vs. First Sourcenergy Wyoming, Inc. (now Gastar Exploration USA, Inc.), et al.    Burning Rock contends in this 2006 lawsuit and other related lawsuits that Gastar and the operator of certain Wyoming properties were obligated under a January 1, 2004 Exchange Agreement to make lease maintenance payments on certain leases to be assigned to Burning Rock under the Exchange Agreement. At December 31, 2006 the Company’s present value, discounted at 10%, of the leases in dispute was approximately $742,000. The case is currently being arbitrated. If settlement can not be reached, the Company intends to vigorously defend itself against this claim.

Geostar Arbitration Request.    On October 18, 2006, in connection with ten wells to be drilled in Victoria, Australia on the jointly owned EL 4416 license operated by Geostar, Gastar sent a letter to Geostar demanding

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the arbitration of certain disputed issues and interpretations under a Participation and Operating Agreement (“POA”) with Geostar and its subsidiaries. Among other items, Gastar presented for resolution in arbitration are: Geostar’s failure to deliver certain documents to Gastar and Geostar’s demands for cash calls under the POA while simultaneously asserting that certain provisions of the POA, including overhead reimbursement rates, need to be renegotiated on terms that Gastar believes are not reasonable and within industry standards. Gastar has also requested that Geostar’s Australian subsidiary provide a record title assignment of Gastar’s beneficial interests in EL 4416, the exploration license in the Gippsland Basin property in Victoria, Australia. Gastar has requested an expedited hearing and is waiting for the scheduling of the hearing. The Company’s former Chairman of the Board is President and a major shareholder of Geostar.

Larry McNiell v. Geostar Corporation, First Source Wyoming, Inc. and Gastar Exploration Ltd. (Case No. 2:06cv00911 TS); In the United States District Court for the District of Utah, Central Division.    This lawsuit was filed by Larry McNeill seeking damages arising out of certain agreements entered into with First Source Wyoming, Inc. (“FSW”), a Geostar subsidiary, and Geostar. In the lawsuit, McNeill asserts breaches of contract and conversion against GeoStar and FSW for their alleged failures to make required payments, deliver required Gastar shares without restrictions and cover certain McNeill’s loans. McNeill asserts a cause of action for declaratory judgment against Gastar asking the Court to declare that Gastar cannot place restrictions on the shares owed by GeoStar to McNeill. The Company filed a Motion to Dismiss for lack of personal jurisdiction in Utah and for McNeill’s failure to state a claim upon which relief can be granted. The Company will continue to vigorously defend itself against this claim.

Roland Spongberg v. Geostar Corporation, First Source Wyoming, Inc. and Gastar Exploration Ltd., and Does 1 through 100 (Case No. VC046736); In the Superior Court of California, Los Angeles County.    This lawsuit was filed June 1, 2006 and arises out of Plaintiff’s investment in First Source Wyoming, Inc.’s, a Geostar subsidiary, (“FSW”) Coalbed Methane Drilling Program. On December 28, 2001, Plaintiff entered a 2001 Coalbed Methane Subscription Agreement with FSW investing cash in exchange for a working interest in wells in the Powder River Basin in Wyoming. Plaintiff alleges that FSW was used by Geostar and the Company to offer investment securities to the general public in the form of oil, gas and coalbed methane working interests. Plaintiff alleges he entered into such agreement based on representations made at a meeting with certain Geostar and Company officers contemporaneously therewith, Plaintiff entered into a Conversion Agreement with Geostar by which Plaintiff had the right to exchange his working interests for common shares of the Company held by Geostar. Plaintiff alleges he notified Geostar of his desire to convert his interest at a time when the Gastar stock was priced at $1.10 per share. Plaintiff alleges further that in September 2004, Geostar informed him that he did not properly exercise his conversion rights, and therefore did not have claim to any Geostar Company shares. Plaintiff alleges that between the date of his election and September 2004, the Company’s stock price tripled. Plaintiff asserts claims against all defendants for fraud, negligent misrepresentation, breach of contract, breach of fiduciary duty, violations of Securities Exchange Act §10B, and conspiracy to defraud, and seeks an accounting of the value of the Company’s stock, compensatory, special and punitive damages, interest and attorney’s fees. The Company plans to file a Motion to Dismiss for lack of personal jurisdiction in California and for Plaintiff’s failure to state a claim upon which relief can be granted to the Company. This claim is primarily related to Geostar actions and Company common shares claimed to be owed to the Plaintiff by Geostar. The Company intends to vigorously defend itself against this claim.

Spencer D. Plummer, III v. ClassicStar Farm, Inc., GeoStar Corporation and Gastar Exploration, Ltd. This arbitration was filed with the American Arbitration Association by Plaintiff on November 1, 2006 pursuant to Plaintiff’s employment agreement with ClassicStar Farm, Inc., a Geostar subsidiary (“ClassicStar”). Plaintiff asserts breaches of his employment agreement and subsequent termination agreement with ClassicStar claiming he was denied certain benefits pursuant to such agreements, including 699,249 common shares of the Company. The Company is not a party to the employment agreement or termination agreement on which Plaintiff’s claims

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are expressly based; however, the Company and Plaintiff are parties to a previously cancelled stock option agreement for 400,000 stock options. The Company has filed an answer asserting that it is not bound by the arbitration provision, and therefore, it should be dismissed from the arbitration. The Company also denies any liability to Plaintiff under the stock option agreement. An arbitrator has been appointed and a ruling on the Company’s motion for dismissal is anticipated by March 21, 2007. The Company intends to vigorously defend itself against this claim.

Commitments

During 2006, the Company entered into an agreement with a drilling contractor to provide contracted drilling services in the Hilltop Area of East Texas for a three-year period at agreed upon day rates. The Company made advance payments totaling $2.0 million prior to drilling rig delivery in November 2006. The advance payments will be amortized over the three-year term of the agreement. The Company is required to pay the drilling contractor a minimum of $6.3 million per year in drilling day rate fees, net of the amortization of the advance payments, during the three-term of the agreement.

In February 2007, the Company entered into a letter agreement with ETC Texas Pipeline, Ltd. that expands our existing transportation and treating agreement to meet the future gathering, treating and transportation of natural gas produced and owned or controlled by the Company in the Hilltop area of East Texas. Under the letter agreement, ETC would construct a gathering system sufficient to gather and treat up to 150 MMcfd, and the Company would deliver to ETC a minimum of approximately 135 Bcf over a 10-year period. Minimum annual sales over the 10-year period and fees for the gathering and treating of natural gas are currently being negotiated.

Common Share Registration Obligation and Penalties

On November 17, 2006 (“Closing Date”), the Company issued to various subscribers 25 million of its common shares for $50.0 million (“Aggregate Subscription Price”). The Company has agreed to use its reasonable commercial efforts to file a registration statement covering the resale of the common shares within 120 days of the Closing Date (the “Filing Deadline”) and to cause the registration statement to be declared effective within 180 days of the Closing Date (the “Effectiveness Deadline”). The Company agreed to cause the registration statement to remain effective until the earlier of (i) 30 days after all the common shares have been sold under the registration statement, or (ii) one year from the Closing Date (the “Effectiveness Period”). If the registration statement is not filed by the Filing Deadline, the Company agreed to pay to the subscribers an amount in cash equal to 1.5% of the Aggregate Subscription Price per month for the period between the Filing Deadline and the date that the registration statement is filed. If the registration statement is not declared effective by the Effectiveness Deadline or shall cease to be effective for any period of time during the Effectiveness Period, the Company agreed to pay to the subscriber an amount in cash equal to 1.5% of the Aggregate Subscription Price per month until such time as the registration statement is declared effective or the common shares become freely tradable pursuant to Rule 144(k), generally two years. Such amounts will accrue daily and be paid monthly in arrears. The total penalty fee payable to the subscribers is limited to aggregate payments of 8% of the Aggregate Subscription Price or $4.0 million. The Company filed an S-3 Registration Statement on February 2, 2007 in regards to the common shares and is waiting for such to be declared effective once the Company’s Annual Report on Form 10-K is filed.

Restoration, Removal and Environmental Liabilities

The Company is subject to various regulatory and statutory requirements relating to the protection of the environment. These requirements, in addition to contractual agreements and management decisions, result in the accrual of estimated future removal and site restoration costs. These costs are initially measured at a fair value and are recognized in the consolidated financial statements as the resent value of expected future cash flows.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

17. Concentration of Risk and Significant Customers

Approximately 66% of the Company’s 2006 revenues was from production from the Company’s eight producing wells in the East Texas Bossier Field in Texas.

During 2006, ETC Texas Pipeline Ltd. and Enserco Energy, Inc. accounted for 63% and 25% of the Company’s natural gas and oil revenues, respectively. During 2005, ETC. and Enserco accounted for 65% and 26%, respectively, of the Company’s natural gas and oil revenues. During 2004, ETC and Western Gas Resources, Inc. accounted for 59% and 35%, respectively, of the Company’s natural gas and oil revenues. Although ETC is the major natural gas purchaser and transporter in the area of Gastar’s deep Bossier play and limited natural gas purchaser and transporter alternatives are currently available in this area, management believes that other natural gas purchasers and transporters could ultimately be located thus minimizing a long-term material adverse impact on the Company’s financial condition or results of operations. Management believes that the loss of Enserco in the Powder River Basin would not have a long-term material adverse impact on the financial position or results of operations of the Company, as there are numerous other purchasers operating in the Powder River Basin.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Statement of Cash Flows—Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash paid for interest	$11,242	$8,689	$600
Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$11,724	$4,822	$—
Asset retirement obligation included in oil and gas properties	$(427)	$(1,738)	$(675)
Note payable issued in conjunction with Geostar Acquisition	$—	$(15,000)	$—
Common shares issued in conjunction with Geostar Acquisition	$—	$(25,116)	$—
Common shares issued under senior secured notes	$(8,499)	$(7,893)	$—
Issuance of common shares in repayment of convertible notes payable	$—	$—	$(8,181)
Issuance of warrants in conjunction with debt issuances	$—	$—	$2,422

19. Quarterly Consolidated Financial Data – unaudited

	For the Three Months Ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

	(in thousands, except per share and share data)
Revenues	$6,623	$6,684	$6,680	$6,778
Loss from operations	$(39,680)	$(3,406)	$(4,069)	$(23,915)
Loss before income taxes	$(42,910)	$(6,727)	$(7,706)	$(27,496)
Net loss	$(42,910)	$(6,727)	$(7,706)	$(27,496)
Loss per share, basic and diluted	$(0.26)	$(0.04)	$(0.04)	$(0.15)
Weighted average number of shares, basic and diluted	164,796,868	166,513,762	167,942,813	180,648,045

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

	(in thousands, except per share and share data)
Revenues	$4,731	$4,943	$7,822	$9,946
Loss from operations	$(5,497)	$(3,898)	$(1,031)	$(537)
Loss before income taxes	$(7,636)	$(8,663)	$(4,622)	$(4,771)
Net loss	$(7,636)	$(8,663)	$(4,622)	$(4,771)
Loss per share, basic and diluted	$(0.06)	$(0.07)	$(0.04)	$(0.03)
Weighted average number of shares, basic and diluted	113,788,198	115,547,122	121,205,445	153,557,859

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Differences between Canadian and U.S. Generally Accepted Accounting Principles

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. U.S. principles differ from Canadian principles as follows:

Reconciliation of Net Loss under US GAAP to Canadian GAAP

Consolidated Statement of Operations – Canadian GAAP

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net loss in accordance with U.S. principles	$(84,839)	$(25,692)	$(12,776)
Impact of Canadian principles:
Depreciation, depletion and amortization (1)(4)	(5,969)	(2,948)	(264)
Natural gas and oil impairment (4)	56,280	8,697	6,306
Mineral resource properties (3)	451	63	32
Accretion expense on convertible notes (2)	(57)	(57)	(9)
Amortization expense—deferred charges (5)(6)	(3,172)	(3,233)	(208)
Amortization expense—debt discount (5)(6)	—	—	32
Interest—debt discount (5)(6)	3,172	3,233	208

Net adjustments	50,705	5,755	6,097

Net loss in accordance with Canadian principles	$(34,134)	$(19,937)	$(6,679)

Loss per common share in accordance with Canadian principles:
Basic and diluted	$(0.20)	$(0.15)	$(0.06)

Consolidated Statements of Operations – Canadian GAAP

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share and share data)
REVENUES	$26,765	$27,442	$6,059
EXPENSES:
Lease operating, transportation and selling expenses	8,584	6,910	2,000
Depreciation, depletion and amortization (4)	22,300	16,864	3,495
Impairment of natural gas and oil properties (4)	—	—	—
Accretion on asset retirement obligation	234	109	52
General and administrative expenses	13,548	8,710	4,023
Litigation settlement expense	2,407	—	—

LOSS FROM OPERATIONS	(20,308)	(5,151)	(3,511)
Interest expense (5)(6)	(15,656)	(15,318)	(3,227)
Investment income and other	1,836	492	56
Foreign translation (loss) gain	(6)	40	3

LOSS BEFORE INCOME TAXES	(34,134)	(19,937)	(6,679)
Provision for income taxes (7)	—	—	—

NET LOSS	$(34,134)	$(19,937)	$(6,679)

NET LOSS PER SHARE:
Basic and diluted	$(0.20)	$(0.15)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	170,014,733	129,398,458	111,374,446

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Balance Sheet (U.S. GAAP and Canadian GAAP)

	As of December 31,
	2006		2005
	U.S. GAAP	Canadian GAAP	U.S. GAAP	Canadian GAAP
	(in thousands)
ASSETS
Current assets	$54,482	$54,482	$69,468	$69,468
Deferred charges (5)(6)	3,502	15,950	4,922	20,541
Cash call receivable	9,137	9,137	391	391
Other assets	195	195	—	—
Property, plant and equipment, net (1) (3) (4)	160,826	225,398	165,347	179,158

Total assets	$228,142	$305,162	$240,128	$269,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$31,173	$31,173	$13,942	$13,942
Senior secured notes (6)	60,671	73,000	57,546	73,000
Subordinated, unsecured notes payable (5)	3,132	3,250	3,085	3,250
Convertible senior debentures (2)	30,000	29,839	30,000	29,782
Asset retirement obligation	4,218	4,218	3,558	3,558
Liability to be settled by issuance of common shares	606	606	11,221	11,221
Shareholders’ equity (2)	98,342	163,076	120,776	134,805

Total liabilities and shareholders’ equity	$228,142	$305,162	$240,128	$269,558

Reconciliation of Shareholders’ Equity under U.S. GAAP to Canadian GAAP:

	As of December 31,
	2006	2005	2004
	(in thousands)
Shareholders’ equity, in accordance with U.S. principles	$98,342	$120,776	$21,976
Convertible notes, beneficial conversion feature (2)	161	218	275
Mineral resource properties (3)	592	141	78
Natural gas and oil properties (1)(4)	63,981	13,670	7,921

Shareholders’ equity, in accordance with Canadian principles	$163,076	$134,805	$30,250

(1)	In accordance with U.S. principles, the Company recognizes revenue and expenses on the income statement without regard to levels of commercial production and calculated and reported depletion on the income statement. For Canadian principles, since the Company had not reached commercial levels of production, it was considered to be in the pre-production stage. While in the pre-production stage, the Company netted their natural gas and oil revenue and lease operating expenses against oil and gas properties on the balance sheet and did not record depletion on their natural gas and oil properties. The Company was in the pre-production stage until June 30, 2002.
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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In computing its consolidated net loss for U.S. GAAP purposes, the Company recorded a write down of properties in 2000, 2001, 2002, 2003, 2004, 2005 and 2006 as a result of the application of the U.S. GAAP ceiling test. For Canadian principles, the Company recorded a write down in 2002 and 2003 only. Therefore, the depletion base of unamortized capitalized costs is less for U.S. GAAP purposes.

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

21. Subsequent Events

On March 19, 2006, the eighteen-month anniversary of the September 19, 2005 $10.0 million Senior Secured Notes issuance, the Company issued to the note holders an additional 375,939 common shares valued at CDN$714,286. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933

In March 2007, the Company and its Australian joint venture partner in PEL 238 agreed to acquire outstanding overriding royalty interests from several outside parties including directors of the joint venture partner. The terms of the agreements call for the Company to acquire and terminate its 35% share of a 4% overriding royalty interest in PEL 238 at a net cash price of $2.5 million payable April 3, 2007. In addition, the Company is to reimburse its joint venture partner in cash for its 35% share of other overriding royalty interests acquired and terminated by the joint venture partner using the joint venture partner’s common stock as compensation. The Company expects its share of the costs associated with the acquisition and termination of overriding royalty interests acquired to be approximately $2.9 million due on or before May 2, 2007 or within three days of notice from the joint venture partner if the shares are issued after May 2, 2007.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Supplemental Oil and Gas Disclosures – Unaudited

The following disclosures for the Company are made in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities”.

Capitalized Costs Relating Oil and Producing Activities

The following table presents the Company’s aggregate capitalized costs relating to oil producing activities and the related depreciation, depletion and amortization:

	United States	Australia	Total
	(in thousands)
At December 31, 2006:
Unproved properties	$81,540	$8,118	$89,658
Proved properties	180,758	604	181,362

	262,298	8,722	271,020
LESS:
Impairment of proved natural gas and oil properties	(75,691)	(604)	(76,295)
Accumulated depreciation, depletion and amortization	(34,348)	—	(34,348)

Total	$152,259	$8,118	$160,377

At December 31, 2005:
Unproved properties	$70,519	$3,500	$74,019
Proved properties	128,549	604	129,153

	199,068	4,104	203,172
LESS
Impairment of proved natural gas and oil properties	(19,410)	(604)	(20,014)
Accumulated depreciation, depletion and amortization	(18,127)	—	(18,127)

Total	$161,531	$3,500	$165,031

Pursuant to SFAS No. 143, net capitalized cost includes related asset retirement cost of approximately $3.6 million and $3.2 million at December 31, 2006 and 2005, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s natural gas and oil activities for the years ended December 31, 2006, 2005, and 2004:

	United States	Australia	Total
	(in thousands)
For the year ended December 31, 2006:
Unproved property acquisition	$11,021	$4,618	$15,639
Exploration	45,281	—	45,281
Development	6,928	—	6,928

Total	$63,230	$4,618	$67,848

For the year ended December 31, 2005:
Unproved property acquisition	$42,853	$968	$43,821
Proved property acquisition	23,208	—	23,208
Exploration	28,239	428	28,667
Development	35,354	—	35,354

Total	$129,654	$1,396	$131,050

For the year ended December 31, 2004:
Unproved property acquisition	$3,163	$(288)	$2,875
Proved property acquisition	1,460	2	1,462
Exploration	27,662	195	27,857
Development	2,437	—	2,437

Total	$34,722	$(91)	$34,631

The United States proved properties are expected to be developed over the next ten years, while the Australian properties are anticipated to be developed over the next two to ten years.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations for Oil and Gas Producing Activities

The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2006, 2005, and 2004:

United States
(in thousands)
For the year ended December 2006:
Natural gas and oil sales	$26,765
Production expenses	(8,584)
Impairment of natural gas and oil properties	(56,280)
Depreciation, depletion and amortization	(16,225)

Results of producing activities	$(54,324)

Depreciation, depletion, and amortization rate per Mcfe	$3.44

For the year ended December 2005:
Natural gas and oil sales	$27,442
Production expenses	(6,910)
Impairment of natural gas and oil properties	(8,697)
Depreciation, depletion, and amortization	(13,877)

Results of producing activities	$(2,042)

Depreciation, depletion, and amortization rate per Mcfe	$3.63

For the year ended December 2004:
Natural gas and oil sales	$6,059
Production expenses	(2,000)
Impairment of natural gas and oil properties	(6,306)
Depreciation, depletion, and amortization	(3,231)

Results of producing activities	$(5,478)

Depreciation, depletion, and amortization rate per Mcfe	$2.89

The results of producing activities exclude interest charges and general corporate expenses and represent United States activities only due to no producing operations activities in Australia to date.

Net Proved and Proved Developed Reserve Summary

The Company’s proved developed and proved undeveloped reserves are located only in the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future; development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in estimated net proved and proved developed and undeveloped reserves for the years ended December 31, 2004, 2005 and 2006:

	Gas (MMcf)	Oil (MBbl)
Change in proved reserves

Proved reserves as of December 31, 2003	7,864	4
Extensions and discoveries	14,931	4
Purchase of minerals in place	2,528	—
Sale of minerals in place	(2,408)	—
Revisions of previous estimates	(407)	—
Production	(1,108)	(2)

Proved reserves as of December 31, 2004	21,400	6
Extensions and discoveries	12,936	—
Purchase of minerals in place	13,048	—
Revisions of previous estimates	(10,551)	(3)
Production	(3,810)	(2)

Proved reserves as of December 31, 2005	33,023	1
Extensions and discoveries	11,120	—
Revisions of previous estimates	(8,340)	41
Production	(4,646)	(12)

Proved reserves as of December 31, 2006	31,157	30

Proved Developed and Undeveloped Reserves as of
December 31, 2004
Proved developed reserves	6,179	6
Proved undeveloped reserves	15,221	—

Total	21,400	6

December 31, 2005
Proved developed reserves	14,640	1
Proved undeveloped reserves	18,383	—

Total	33,023	1

December 31, 2006
Proved developed reserves	20,098	30
Proved undeveloped reserves	11,059	—

Total	31,157	30

The 2006 downward revision of previous estimates is primarily attributed to a decrease in natural gas prices and performance revisions in our Powder River Basin reserves in Wyoming. A decline in natural gas prices of approximately 36% from 2005 resulted in a decrease in proved reserves of approximately 4,836 MMcf. The remaining proved reserve revision of previous estimates is attributed to downward revisions in the Powder River Basin based on updated well performance and reservoir pressure data, which was partially offset by upward performance revisions in the East Texas Bossier field.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on natural gas and crude oil reserve and production volumes estimated by the independent petroleum reservoir engineers. This information may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the standardized measure of discounted future net cash flows be viewed as representative of the current value of the Company’s oil and gas assets.

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

The Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves is presented below:

United States
(in thousands)
December 31, 2004:
Future cash inflows	$112,273
Future production costs	(38,097)
Future development costs	(39,680)
Future income taxes	—

Future net cash flows	34,496
10% annual discount for estimated timing of cash flows	(8,887)

Standardized measure of discounted future cash flows	$25,609

December 31, 2005:
Future cash inflows	$244,104
Future production costs	(82,908)
Future development costs	(43,493)
Future income taxes	—

Future net cash flows	117,703
10% annual discount for estimated timing of cash flows	(26,408)

Standardized measure of discounted future cash flows	$91,295

December 31, 2006:
Future cash inflows	$150,062
Future production costs	(57,725)
Future development costs	(36,629)
Future income taxes	—

Future net cash flows	55,707
10% annual discount for estimated timing of cash flows	(15,369)

Standardized measure of discounted future cash flows	$40,338

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of changes in the Standardized Measure of Future Net Cash Flows are as follows:

United States
(in thousands)
December 31, 2003	$8,137
Extensions and discoveries, less related costs	21,371
Sale of natural gas and oil, net of production costs	(4,059)
Purchase of minerals in place	2,853
Sales of minerals in place	(2,718)
Revisions of previous quantity estimates	(1,458)
Net change in income tax	—
Net change in prices and production costs	291
Accretion of discount	864
Development costs incurred	337
Net change in estimated future development costs	1,684
Change in production rates (timing) and other	(1,693)

December 31, 2004	25,609
Extensions and discoveries, less related costs	43,029
Sale of natural gas and oil, net of production costs	(20,532)
Purchase of minerals in place	31,746
Revisions of previous quantity estimates	(38,448)
Net change in income tax	—
Net change in prices and production costs	40,506
Accretion of discount	2,561
Development costs incurred	20,340
Net change in estimated future development costs	(7,238)
Change in production rates (timing) and other	(6,278)

December 31, 2005	91,295
Extensions and discoveries, less related costs	22,403
Sale of natural gas and oil, net of production costs	(18,193)
Revisions of previous quantity estimates	(17,797)
Net change in income tax	—
Net change in prices and production costs	(63,106)
Accretion of discount	9,130
Development costs incurred	4,734
Net change in estimated future development costs	10,840
Change in production rates (timing) and other	1,032

December 31, 2006	$40,338