Form 10-Q
period 2007-03-31
GASTAR EXPLORATION LTD
filed 2007-05-15
CIK 1170154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Total number of common shares, no par value per share, outstanding as of May 14, 2007 was 205,341,375.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

Unless otherwise indicated or required by the context, (i) “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) “Geostar Acquisition” refers to our June 2005 acquisition from GeoStar Corporation (“Geostar”) of additional reserves and working interests in the Powder River Basin and in East Texas, (iii) “senior secured notes” refers to our $73.0 million principal amount of senior secured notes issued in 2005, (iv), “convertible senior debentures” refers to our $30.0 million principal amount of 9.75% convertible senior unsecured debentures, (v)”unsecured notes” refer to our $3.25 million principal amount of 10% subordinated unsecured notes payable, (vi) “warrants” refers to the warrants to purchase common shares issued to investors in connection with certain financing transactions or to our placement agents in connection with the offering of convertible senior debentures and certain other subordinated notes as partial compensation for their services, (vii) all dollar amounts appearing in this Form 10-Q are stated in U.S. dollars unless specifically noted in Canadian dollars (“CDN$”), and (viii) all financial data included in this Form 10-Q has been prepared in accordance with accounting principles generally accepted in the United States of America.

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

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,609	$40,733
Revenues receivable	2,937	2,501
Accounts receivable, net	3,628	5,485
Due from related parties	4,264	4,394
Prepaid expenses	1,048	1,369

Total current assets	34,486	54,482

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	88,645	89,658
Proved properties	206,482	181,362

Total natural gas and oil properties	295,127	271,020
Furniture and equipment	615	600

Total property, plant and equipment	295,742	271,620
Accumulated depreciation, depletion and amortization	(115,135)	(110,794)

Total property, plant and equipment, net	180,607	160,826

OTHER ASSETS:
Deferred charges	3,230	3,502
Cash call receivable	8,089	9,137
Other assets	196	195

Total other assets	11,515	12,834

TOTAL ASSETS	$226,608	$228,142

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,712	$15,471
Accrued interest	2,510	2,515
Accrued drilling and operating costs	5,914	5,680
Other accrued liabilities	6,161	5,837
Due to related parties	768	1,670

Total current liabilities	38,065	31,173

LONG-TERM LIABILITIES:
Long-term debt	94,607	93,803
Asset retirement obligation	4,706	4,218
Liability to be settled by issuance of common shares	—	606

Total long-term liabilities	99,313	98,627

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited common shares authorized, 195,341,375 and 194,965,436 common shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	226,592	225,986
Additional paid-in capital	11,654	10,418
Accumulated other comprehensive loss	(33)	(34)
Accumulated deficit	(148,983)	(138,028)

Total shareholders’ equity	89,230	98,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,608	$228,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
REVENUES	$7,515	$6,623

EXPENSES:
Production taxes	294	400
Lease operating expenses	1,695	1,256
Transportation and treating	323	304
Depreciation, depletion and amortization	4,341	4,309
Impairment of natural gas and oil properties	—	37,301
Accretion of asset retirement obligation	66	57
Mineral resource properties	13	157
General and administrative expenses	3,185	2,519
Litigation settlement expense	4,972	—

Total expenses	14,889	46,303

LOSS FROM OPERATIONS	(7,374)	(39,680)

OTHER (EXPENSES) INCOME:
Interest expense	(3,943)	(3,758)
Investment income and other	363	527
Foreign exchange gain (loss)	(1)	1

LOSS BEFORE INCOME TAXES	(10,955)	(42,910)
Provision for income taxes	—	—

NET LOSS	$(10,955)	$(42,910)

NET LOSS PER SHARE:
Basic and diluted	$(0.06)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	195,015,561	164,796,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2006	194,965,436	$225,986	$10,418	$(34)	$(138,028)	$98,342	$—

Issuance of shares, senior secured debt	375,939	606	—	—	—	606	—
Stock based compensation	—	—	1,236	—	—	1,236	—
Foreign currency translation	—	—	—	1	—	1	1
Net loss	—	—	—	—	(10,955)	(10,955)	(10,955)

Balance at March 31, 2007	195,341,375	$226,592	$11,654	$(33)	$(148,983)	$89,230	$(10,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,955)	$(42,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,341	4,309
Impairment of natural gas and oil properties	—	37,301
Amortization of deferred lease costs	—	99
Stock based compensation	1,236	488
Amortization of deferred financing costs and debt discount	1,077	1,035
Accretion of asset retirement obligation	66	57
Changes in operating assets and liabilities:
Accounts receivable	(1,551)	(443)
Prepaid expenses	321	174
Accounts payable and accrued liabilities	2,644	(2,812)

Net cash provided by (used in) operating activities	281	(2,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call receivable	1,048	(1,674)
Development and purchases of natural gas and oil properties	(19,437)	(10,944)
Purchase of furniture and equipment	(15)	(126)
Other	(1)	—

Net cash used in investing activities	(18,405)	(12,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of share issue costs	—	84
Deferred financing charges and other	—	(15)

Net cash provided by financing activities	—	69

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,124)	(15,377)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,733	61,144

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,609	$45,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd. (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006. Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.

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

Certain information provided for the prior periods has been reclassified to conform to the presentation adopted in 2007.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes. Effective January 1, 2007, the Company adopted SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that a company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material cumulative effect of adopting FIN 48 on the Company’s financial statements.

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Although the disclosure requirements may be expanded where certain assets or liabilities are fair valued such as those related to stock compensation expense and hedging activities, the Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. Cash Call Receivable

Cash call receivable represents the Company’s proportionate share of planned authorized expenditures payable to the operator upon execution of the final drilling authorization of expenditures and an advance payment to a drilling contractor to secure a drilling rig. The advance payment to a drilling contractor will be applied against future rig drilling costs over the next three years.

Total
(in thousands)
Balance as of December 31, 2006	$9,137
Cash call applied to expenditures	(1,048)

Balance as of March 31, 2007	$8,089

3. Property and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia and Wyoming in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to March 31, 2007:
Cost:
Unproved properties, not being amortized	$78,858	$9,787	$88,645
Proved properties	205,878	604	206,482

Total natural gas and oil properties	284,736	10,391	295,127

Furniture and equipment	600	15	615

Total property, plant and equipment	285,336	10,406	295,742

Impairment of proved natural gas and oil properties	(75,691)	(604)	(76,295)
Accumulated depreciation, depletion and amortization	(38,825)	(15)	(38,840)

Total property, plant and equipment, net	$170,820	$9,787	$180,607

As of March 31, 2007, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $11.3 million and $77.3 million, respectively.

For the three months ended March 31, 2006, the results of management’s ceiling test evaluation resulted in an impairment of United States proved properties of $37.3 million. Management determined that no impairment was required on the United States properties at March 31, 2007 or on the Australian properties at March 31, 2007 and 2006.

4. Long-Term Debt

The following summarizes the Company’s long-term debt as of the dates indicated:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Senior secured notes	$61,463	$60,671
Subordinated unsecured notes	3,144	3,132
Convertible senior debentures	30,000	30,000

Total net carrying value of long-term debt	94,607	93,803
Debt discount costs to be accreted	11,643	12,447

Total long-term debt at maturity	$106,250	$106,250

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Senior Secured Notes

On June 17, 2005, we issued $63.0 million in principal amount of senior secured notes. On September 19, 2005, we issued to the holders of these notes an additional $10.0 million of senior secured notes on substantially the same terms as the original June 2005 private placement. The senior secured notes are secured by substantially all of our assets, bear interest at the sum of the three-month LIBOR rate plus 6% (11.36% at March 31, 2007), payable quarterly and mature five years and one day from the date of issuance. The senior secured notes are redeemable in whole or in part prior to maturity at our option at any time upon payment of the principal and accrued and unpaid interest plus a premium of 5% until the third anniversary of issuance, 4% from third anniversary to fourth anniversary and 3% from fourth anniversary until day before maturity. Redemption at our option is not permitted following the public announcement of certain pending, proposed or intended change of control transactions.

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

In March 2007, we issued to the senior secured note holders pursuant to subscription rights 375,939 common shares, based on the five-day weighted average trading price immediately prior to the date of issuance, having a value of CDN$714,286. As of March 31, 2007, the Company had no obligation to issue additional common shares under the senior secured notes.

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

The issuance of additional senior secured notes is contingent upon compliance with reserves to net senior secured notes debt coverage ratios and other general covenants and conditions. Under the senior secured notes, the PV(10) valuation is to be based on a third party independent reserve report utilizing constant pricing based on the lower of current natural gas and oil prices, adjusted for area basis differentials, or $6.00 per Mcf of natural gas and $40.00 per barrel of oil. Utilizing the reserve pricing criteria above, the proved plus probable reserves PV(10) (“2P PV(10)”) to net senior secured notes debt reserve ratio must be a minimum of 2.0:1 to issue additional notes. From the first anniversary of the issuance of the senior secured notes up to the second anniversary of the issuance of the notes, proved reserves PV(10) (“1P (PV10)”) to net senior secured notes debt must be a minimum of 1.0:1. On the second anniversary date of the senior secured notes, the 1P PV(10) reserve ratio covenant increases to a minimum of 1.5:1 and it increases to 2.0:1 on the third anniversary date and for all test periods thereafter until maturity. The 2P PV(10) reserve ratio maintenance covenant is a minimum of 2.5:1 increasing on the second anniversary to 3.0:1 and on the third anniversary and for all test periods thereafter until maturity to 3.5:1. We must maintain compliance with the reserve ratio covenants at all future quarterly and annual covenant determination dates or be subject to mandatory principal redemptions under certain conditions. At March 31, 2007, the Company was in compliance with the 1P PV(10) to net senior secured debt ratio but was not in compliance with the 2P PV(10) ratio. A payment of $13.2 million would result in covenant compliance. In conjunction with the Company’s May 9, 2007 sale of a portion of its East Texas undeveloped leasehold and 10 million newly issued common shares, the Company received a waiver of the covenant default without any principal payment being required. The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our bank deposit accounts are subject to account agreements in favor of our senior lenders that allow the senior lenders to take certain actions under specific circumstances to pay interest and/or principal outstanding related to the senior secured notes.

Convertible Senior Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures. The convertible senior debentures have a term of five years, bear interest at 9.75% per annum, payable quarterly and mature on November 20, 2009. The convertible senior debentures are convertible by the holders into common shares at a conversion price of $4.38 per share. The convertible senior debentures may be redeemed at any time by the Company at a redemption price equal to par plus accrued and unpaid interest; provided that, the volume weighted average trading price of the common shares of the Company, for at least 20 trading days in any consecutive 30-day period, equals or exceeds $5.69, representing 130% of the final conversion price of $4.38.

Subordinated Unsecured Notes Payable

In July 2004, the Company completed a $3.25 million subordinated unsecured note financing. The unsecured notes mature between April 2009 and September 2009, bear interest at 10% per annum and became callable by the Company in July 2006 at 108% of the principal amount. The call premium reduces to 105% in July 2007 and to 101% in July 2008.

5. Interest Expense

The following table summarizes the Company’s interest expense components for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash and accrued	$2,866	$2,723
Amortization of deferred financing costs and debt discount	1,077	1,035

Total	$3,943	$3,758

6. Share Based Compensation

Share-Based Compensation Plans

2002 Stock Option Plan. The Company’s 2002 Stock Option Plan was approved and ratified by the Company’s shareholders in July 2002. It authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Stock option grant expirations vary between five and ten years. The vesting schedule has varied from two years to four years but generally has occurred over a four-year period at 25% per year beginning on the first anniversary date of the grant. Stock options issued pursuant to the Company’s 2002 Stock Option Plan have an exercise price determined by the Board of Directors, but that exercise price cannot be less than the market price on the date immediately prior to the date of grant as reported by any stock exchange on which the Company’s common shares are listed. If a stock option granted under the Company’s 2002 Stock Option Plan expires or terminates for any reason in accordance with the terms of the Company’s Stock Option Plan, the unpurchased common shares subject to that stock option become available for other stock option grants.

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

2006 Gastar Long-Term Stock Incentive Plan. On June 1, 2006, our shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options to directors, officers and employees of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares. The contractual life and vesting period for stock options granted will be determined by the Board of Directors at the time stock options are granted. As of March 31, 2007, no stock options had been granted under the 2006 Gastar Long-Term Stock Incentive Plan.

Determining Fair Value Under SFAS No. 123R

In applying the provisions of SFAS No. 123R, the Company used the following assumptions:

Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes-Merton valuation model. The fair value of all awards is expensed on a straight-line basis over its requisite service periods, which generally are the individual vesting periods for each grant.

Expected Life. The expected life of awards granted represents the period of time that stock options are expected to be outstanding. The Company determined the expected life using the “simplified method” resulting in a 6.25-year expected life in accordance with Staff Accounting Bulletin No. 107 for all stock options issued with a four-year vesting period and a ten-year grant expiration. Stock options that have been issued with two and three-year vesting periods and having a ten-year expiration have an expected life of 5.75 and 6.0 years, respectively, using the simplified method. Prior to October 2005, the Company’s stock options had a five-year expiration and expected life.

Expected Volatility. Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of its common shares at the beginning of the quarter in which the stock option is granted.

Risk-Free Interest Rate. The Company utilizes a risk-free interest rate equal to the rate of U.S. Treasury zero-coupon issues as of the date of grant with a term equivalent to the stock option’s expected life.

Expected Dividend Yield. The Company has not paid any cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future. Consequently, a dividend yield of zero is utilized in the Black-Scholes-Merton valuation model.

Expected Forfeitures. In 2006, the Company began using a forfeiture rate of 5% in determining initial compensation expense, based on forfeitures of all unvested stock option as a percentage of all stock option grants calculated at the beginning of the year. The estimated forfeiture rate for 2007 is 5.0%.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. During the three months ended March 31, 2007 and 2006, we granted 227,000 and 280,000 stock options, respectively. A summary of the assumptions for stock options granted during three months ended March 31, 2007 and 2006 are as follows:

	For the Three Months Ended March 31,
	2007	2006
Expected life (in years)	6.25	6.5
Expected volatility	44.4%	41.5%
Risk-free interest rate	4.6%-4.8%	5.0%

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-Based Compensation

For the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense for stock options granted using the fair-value method of $1.2 million and $480,000, respectively. All stock based compensation costs were expensed and not tax effected as the Company currently records no income tax expense. All common shares issued upon exercise are reserved and non-assessable.

At March 31, 2007, the Company had unvested stock options to purchase 7,700,750 common shares with a weighted average grant date fair value of $1.18. As of March 31, 2007, the Company had approximately $3.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be amortized over the following periods:

(in thousands)
Nine months ending December 31, 2007	$2,159
2008	1,186
2009	292
2010	39
2011	5

Total	$3,681

Stock Option Activity

The following table summarizes the changes and option exercise prices for stock options under the Company’s Stock Option Plan for the three months ended March 31, 2007:

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2006	10,472,750	$2.86

Stock options granted	227,000	2.14
Stock options exercised	—	—
Stock options cancelled/expired	—	—

Stock options outstanding as of March 31, 2007	10,699,750	$2.86

Stock options exercisable:
March 31, 2007	2,999,000	$2.93

As of March 31, 2007, the aggregate intrinsic value for outstanding stock options and the remaining weighted average contractual life of outstanding stock options was $24,100 and 5.5 years, respectively. As of March 31, 2007, there was no aggregate intrinsic value for exercisable stock options, and the remaining weighted average contractual life of exercisable stock options was 2.2 years. As of March 31, 2007 and 2006, the total fair value of exercisable stock options was $2.6 million and $14.3 million, respectively.

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Total fair value of stock options granted	$245	$529
Weighted average fair value per share of stock options granted	$1.08	$1.89
Total intrinsic value of stock options exercised (1)	$—	$4,941

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised. There were no stock option exercised during the three months ended March 31, 2007.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the range of exercise prices for stock options outstanding and vested as of March 31, 2007:

	Number of Shares Under Stock Options		Exercise Prices (1)
Expiration Date	Outstanding	Exercisable
April 26, 2007	500,000	500,000	$2.43
April 20, 2009	725,000	362,500	$3.20
August 4, 2009	3,803,750	1,898,750	$2.95
April 4, 2010	21,000	5,250	$3.72
June 24, 2010	345,000	86,250	$3.03
June 28, 2010	50,000	12,500	$2.94
September 7, 2010	150,000	37,500	$2.81
September 20, 2010	40,000	10,000	$3.46
October 17, 2015	75,000	18,750	$3.89
January 16, 2016	270,000	67,500	$4.33
April 5, 2016	863,000	—	$4.15
May 24, 2016	50,000	—	$2.81
July 14, 2016	3,580,000	—	$2.32
January 12, 2017	27,000	—	$1.95
March 30, 2017	200,000	—	$2.17

	10,699,750	2,999,000

(1)	Stock options granted with strike prices denominated in CDN$ have been converted to US$ at 0.8652, the exchange rate at March 31, 2007.

7. Loss per Share

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

	For the Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Basic and diluted loss per share and shares outstanding:
Net loss	$(10,955)	$(42,910)
Weighted average common shares outstanding	195,015,561	164,796,868
Basic and diluted loss per share	$(0.06)	$(0.26)

Common shares excluded from the denominator as anti-dilutive:
Stock options	10,699,750	15,757,400
Warrants	2,732,521	2,970,313
Convertible senior debentures	6,849,315	6,849,315
Liability to be settled by issuance of common shares (1)	—	1,994,836

Total	20,281,586	27,571,864

(1)	Assumes conversion of liability to be settled by issuance of common shares for the senior secured notes at a March 31, 2006 closing price of $4.26 per common share.

8. Income Taxes

On January 1, 2007, the Company adopted FIN 48 regarding accounting for uncertainty in tax positions. In the course of the Company’s assessment, it was determined that the Company was subject to examination of income tax filings in the United States and various state jurisdictions for the 2000-2005 tax years. The Company

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

also determined that the Company was subject to examination in various foreign jurisdictions for all prior periods due to the Company’s continued loss position in such jurisdictions. The Company has not filed its income tax returns for the tax year 2006; however, the Company expects that the tax positions taken in 2006 returns will be identical to positions take in prior year returns. Within each of these jurisdictions, the material tax positions were examined under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the FIN 48 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company’s financial statements. There was no material cumulative effect of adopting FIN 48 on the Company’s financial statements as of March 31, 2007.

9. Common Stock

On March 19, 2007, the eighteen-month anniversary of the September 19, 2005 $10.0 million senior secured notes issuance, the Company issued to the note holders an additional 375,939 common shares valued at CDN$714,286. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

10. Commitments and Contingencies

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

Estate of Virgil Sparks and Oil Wells of Kentucky, Inc. vs. First Sourcenergy Group Inc. (now Gastar Exploration New South Wales, Inc. (“GENSW”)) and Geostar Corporation Arbitration. In August 2002, GENSW, a wholly owned Company subsidiary, was a named party to this arbitration proceeding. The dispute involves historical dealings with the development of an Authority to Prospect (“ATP”) Area in Queensland, Australia, as well as an ancillary agreement. GENSW and Geostar have moved to dismiss the arbitration on the grounds of a claimed prior settlement and release agreement. GENSW and Geostar are vigorously defending the arbitration and firmly believe that their position is supportable and intend to continue to defend vigorously against the claim. Further, GENSW’s interest in ATP 560 was transferred from GENSW to a third party in 2001, the result of which means that, although GENSW is a named defendant, the third party and Geostar would bear primary liability from this arbitration action.

Navasota Resources L.P.(“Navasota”) vs. First Source Texas, Inc (now Gastar Exploration Texas, Inc.)., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota has filed an appeal of the summary judgment ruling. The Company intends to continue to vigorously defend itself against this claim.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Gastar Exploration Texas LP vs. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is one to quiet title to minerals under an oil and gas lease dated December 4, 2003, covering approximately 2,598 gross acres (“Lease”). John E. McFarlane and certain other family members contend that minerals that were part of the Estate of Fay Watson McFarlane are not subject to the Lease. The Company claims that said minerals are in fact subject to the Lease. The McFarlanes filed a Motion For Partial Summary Judgment which was denied in December, 2006 by the trial court. In April, 2007, the McFarlanes filed a Motion for Partial Summary Judgment to which the Company has until late May, 2007 to file its response. The Company will continue to vigorously pursue this claim.

Burning Rock Energy, LLC, et al (“Burning Rock”) vs. First Sourcenergy Wyoming, Inc. (now Gastar Exploration USA, Inc.), et al. Burning Rock contends in this 2006 lawsuit and other related lawsuits that Gastar and the operator of certain Wyoming properties were obligated under a January 1, 2004 Exchange Agreement to make lease maintenance payments on certain leases to be assigned to Burning Rock under the Exchange Agreement. At December 31, 2006 the Company’s present value, discounted at 10%, of the leases in dispute was approximately $742,000. In April 2007, the Company assigned its interest in the disputed leases for a full release from this litigation matter.

Larry McNiell v. Geostar Corporation, First Source Wyoming, Inc. and Gastar Exploration Ltd. (Case No. 2:06cv00911 TS); In the United States District Court for the District of Utah, Central Division. This lawsuit was filed by Larry McNiell, or the Plaintiff, seeking damages arising out of certain agreements entered into with First Source Wyoming, Inc. (“FSW”), a Geostar subsidiary, and Geostar. In the lawsuit, the Plaintiff asserts breaches of contract and conversion against Geostar and FSW for their alleged failures to make required payments, deliver required Company shares without restrictions and cover certain Plaintiff loans. The Plaintiff asserts a cause of action for declaratory judgment against the Company asking the Court to declare that the Company cannot place restrictions on the shares owed by Geostar to Plaintiff. The Company filed a Motion to Dismiss for lack of personal jurisdiction in Utah and for Plaintiff’s failure to state a claim upon which relief can be granted. That Motion has not yet been ruled on by the Court and is still pending. The Company will continue to vigorously defend itself against this claim.

Roland Spongberg v. Geostar Corporation, First Source Wyoming, Inc. and Gastar Exploration Ltd., and Does 1 through 100 (Case No. VC046736); In the Superior Court of California, Los Angeles County. This lawsuit was filed June 1, 2006 and arises out of Roland Spongberg’s, or the Plaintiff’s, investment in First Source Wyoming, Inc.’s, a Geostar subsidiary, (“FSW”) Coalbed Methane Drilling Program. On December 28, 2001, Plaintiff entered a 2001 Coalbed Methane Subscription Agreement with FSW investing cash in exchange for a working interest in wells in the Powder River Basin in Wyoming. Plaintiff alleges that Geostar and the Company used FSW to offer investment securities to the general public in the form of oil, gas and coalbed methane working interests. Plaintiff alleges he entered into such agreement based on representations made at a meeting with certain Geostar and former Company officers. At the same time, Plaintiff entered into a Conversion Agreement with Geostar by which Plaintiff had the right to exchange his working interests for common shares of the Company held by Geostar. Plaintiff alleges he notified Geostar of his desire to convert his interest at a time when the Gastar stock was priced at $1.10 per share. Plaintiff alleges further that in September 2004, Geostar informed him that he did not properly exercise his conversion rights, and therefore did not have claim to any Geostar Company shares. Plaintiff alleges that between the date of his election and September 2004, the Company’s stock price tripled. Plaintiff asserts claims against all defendants for fraud, negligent misrepresentation, breach of contract, breach of fiduciary duty, violations of Securities Exchange Act §10(b), and conspiracy to defraud, and seeks an accounting of the value of the Company’s stock, compensatory, special and punitive damages, interest and attorney’s fees. The Company has filed a Motion to Dismiss for lack of personal jurisdiction in California and for Plaintiff’s failure to state a claim upon which relief can be granted. The Court has entered an order permitting the Plaintiff a limited time period to conduct discovery on the jurisdictional issues, and the Motion has not been ruled on by the Court and remains pending. This claim is primarily related to Geostar actions and Company common shares claimed to be owed to the Plaintiff by Geostar. The Company intends to vigorously defend itself against this claim.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Spencer D. Plummer, III v. ClassicStar Farm, Inc., Geostar Corporation and Gastar Exploration, Ltd. This arbitration was filed with the American Arbitration Association by Spencer D. Plummer, III, or the Plaintiff, on November 1, 2006 pursuant to Plaintiff’s employment agreement with ClassicStar Farm, Inc., a Geostar subsidiary (“ClassicStar”). Plaintiff asserts breaches of his employment agreement and subsequent termination agreement with ClassicStar claiming he was denied certain benefits pursuant to such agreements, including 699,249 common shares of the Company. The Company is not a party to the employment agreement or termination agreement; however, Plaintiff alleges that the Company breached a stock option agreement for 400,000 stock options. The Company has filed an answer asserting that it is not bound by the arbitration provision in the employment agreement, that the stock option agreement contains no arbitration clause, and therefore, that the Company should be dismissed from the arbitration. The Company also denies any liability to Plaintiff under the stock option agreement. An arbitrator has been appointed and the arbitrator has entered an order directing that an evidentiary hearing be conducted on the question of whether the Company is bound to arbitrate the Plaintiff’s claims against it. That hearing has not yet been scheduled. The Company intends to vigorously defend itself against this claim.

Commitments

During 2006, the Company entered into an agreement with a drilling contractor to provide contracted drilling services in the Hilltop Area of East Texas for a three-year period at agreed upon day rates. The Company made advance payments totaling $2.0 million prior to drilling rig delivery in November 2006. The advance payments are being amortized over the three-year term of the agreement. The Company is required to pay the drilling contractor a minimum of $6.3 million per year in drilling day rate fees, net of the amortization of the advance payments, during the three-year term of the agreement commencing November 2006.

In February 2006, the Company entered into a letter agreement with ETC Texas Pipeline, Ltd. that expands our existing transportation and treating agreement to meet the future gathering, treating and transportation of natural gas produced and owned or controlled by the Company in the Hilltop area of East Texas. Under the letter agreement, ETC would construct a gathering system sufficient to gather and treat up to 150 MMcfd, and the Company would deliver to ETC a minimum of approximately 135 Bcf over a 10-year period. Minimum annual sales over the 10-year period and fees for the gathering and treating of natural gas are currently being negotiated.

Geostar Corporation

Geostar Arbitration Request. On October 18, 2006, in connection with ten wells to be drilled in Victoria, Australia on the jointly owned EL 4416 license operated by Geostar, the Company sent a letter to Geostar demanding the arbitration of certain disputed issues and interpretations under a Participation and Operating Agreement (“POA”) with Geostar and its subsidiaries. Among other items, the Company presented for resolution in arbitration are: Geostar’s failure to deliver certain documents to the Company and Geostar’s demands for cash calls under the POA while simultaneously asserting that certain provisions of the POA, including overhead reimbursement rates, need to be renegotiated on terms that the Company believes are not reasonable or within industry standards. The Company has also requested that Geostar’s Australian subsidiary provide a record title assignment of the Company’s beneficial interests in EL 4416, the exploration license in the Gippsland Basin property in Victoria, Australia. Geostar contends that the Company is not entitled to the record title assignment. The Company is waiting for the scheduling of the hearing. The Company’s former Chairman of the Board is a major shareholder and President of Geostar.

Disputed Amounts. Various disputes have arisen primarily over the past year, in connection with the POA and general operating and administrative activity between Geostar and the Company, including claims by Geostar that the Company owes Geostar approximately $3.0 million comprised of additional charges for operating and administrative costs not previously billed, 3.9 million common shares of the Company as reimbursement for Company shares issued by Geostar for the Company’s benefit in prior years and approximately $11.0 million in demands for finder fees for funds previously provided by Geostar on behalf of the Company, including the funds borrowed and repaid by the Company under a non-interest bearing convertible debenture agreement. The

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company strongly contends these additional Geostar charges are without merit, as no agreement exists that would obligate the Company to pay these amounts. Excluding the Geostar amounts deemed without merit, Geostar owes the Company approximately $3.6 million at March 31, 2007 while the Company owes Geostar approximately $1.3 million in general accounts payable. The Company also has approximately $6.5 million in cash call receivables outstanding with Geostar at March 31, 2007.

Look-Back Shares. Pursuant to the Geostar Acquisition, Geostar may receive additional common shares based on look-backs at June 30, 2006 and June 30, 2007 on the East Texas assets, based on a required number of drilled wells, and net reserve additions valued at $1.50 per Mcf less attributable development expenditures to Geostar’s acquired interest. The look-back calculations are to be based on a third party engineering report and calculated within 60 days of receipt of the engineering report. Common shares to be issued, if any, are to be based on the five day weighted average trading price on the day preceding the actual payment of shares, discounted by ten percent. Based on Gastar’s look-back analysis at June 30, 2006, no additional shares are due to Geostar at this time.

To date, Geostar has not responded to the June 30, 2006 look-back analysis provided by Gastar showing no additional shares being due Geostar or provided an independent reserve analysis disputing Gastar’s June 30, 2006 look-back analysis, which, as called for in the June 2005 Purchase and Sale Agreement, would be averaged with Gastar’s independent reserve analysis for the purpose of determining how many, if any, shares would be due to Geostar.

Prior to arbitration scheduling hearings in April 2007, Geostar and the Company held discussions regarding the possible settlement of disputed amounts, EL 4416 POA and record title matters and look-back share issues. As a result of these settlement discussions, the Company recorded a litigation settlement expense accrual of $5.0 million at March 31, 2007.

11. Supplemental Disclosure of Cash Flow Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash paid for interest	$2,871	$2,766

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$4,248	$1,870
Asset retirement obligation included in oil and gas properties	$422	$—
Common shares issued under senior secured notes	$606	$606

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Differences between Canadian and U.S. Generally Accepted Accounting Principles

The Condensed Consolidated Financial Statements have been prepared in accordance with US GAAP. US GAAP differ from Canadian GAAP as follows:

Reconciliation of Net Loss under US GAAP to Canadian GAAP

	For the Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Net loss in accordance with US GAAP	$(10,955)	$(42,910)

Impact of Canadian GAAP:
Depreciation, depletion and amortization (1)(4)	(1,910)	(2,714)
Natural gas and oil impairment (4)	—	37,301
Mineral resource properties (3)	13	157
Accretion expense on convertible notes (2)	(14)	(14)
Amortization expense - deferred charges (5)(6)	(804)	(764)
Interest - debt discount (5)(6)	804	764

Net adjustments	(1,911)	34,730

Net loss in accordance with Canadian GAAP	$(12,866)	$(8,180)

Loss per common share in accordance with Canadian GAAP:
Basic and diluted	$(0.07)	$(0.05)

Condensed Consolidated Statements of Operations – Canadian GAAP

	For the Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
REVENUES	$7,515	$6,623

EXPENSES:
Production taxes	294	400
Lease operating expenses	1,695	1,256
Transportation and treating	323	304
Depreciation, depletion and amortization (4)	6,251	7,023
Accretion on asset retirement obligation	66	57
General and administrative expenses	3,185	2,519
Litigation settlement expense	4,972	—
LOSS FROM OPERATIONS	(9,271)	(4,936)

Interest expense (5)(6)	(3,957)	(3,772)
Investment income	363	527
Foreign exchange gain (loss)	(1)	1

LOSS BEFORE INCOME TAX	(12,866)	(8,180)

Provision for income taxes (7)	—	—

NET LOSS	$(12,866)	$(8,180)

NET LOSS PER SHARE:
Basic and diluted	$(0.07)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	195,015,561	164,796,868

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Balance Sheets (US GAAP and Canadian GAAP)

	March 31, 2007		December 31, 2006
	US GAAP	Canadian GAAP	US GAAP	Canadian GAAP
	(in thousands)
ASSETS
Current assets	$34,486	$34,486	$54,482	$54,482
Property and equipment, net (1)(3)(4)	180,607	243,282	160,826	225,398
Deferred charges (5)(6)	3,230	14,873	3,502	15,950
Cash call receivable	8,089	8,089	9,137	9,137
Other assets	196	196	195	195

Total assets	$226,608	$300,926	$228,142	$305,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$38,065	$38,065	$31,173	$31,173
Senior secured notes (6)	61,463	73,000	60,671	73,000
Subordinated, unsecured notes payable (5)	3,144	3,250	3,132	3,250
Convertible senior debentures (2)	30,000	29,852	30,000	29,839
Asset retirement obligation	4,706	4,706	4,218	4,218
Liability to be settled by issuance of common shares	—	—	606	606
Shareholders’ equity (2)	89,230	152,053	98,342	163,076

Total liabilities and shareholders’ equity	$226,608	$300,926	$228,142	$305,162

Reconciliation of Shareholders’ Equity under US GAAP to Canadian GAAP:

	March 31, 2007	December 31, 2006
	(in thousands)
Shareholders’ equity, in accordance with US GAAP	$89,230	$98,342
Convertible notes, beneficial conversion feature (2)	147	161
Mineral resource properties (3)	605	592
Natural gas and oil properties (1)(4)	62,071	63,981

Shareholders’ equity, in accordance with Canadian GAAP	$152,053	$163,076

(1)	In accordance with US GAAP, the Company recognizes revenue and expenses on the statement of operations without regard to levels of commercial production and calculated and reported depletion on the income statement. For Canadian GAAP, since the Company had not reached commercial levels of production, it was considered to be in the pre-production stage. While in the pre-production stage, the Company netted their natural gas and oil revenue and lease operating expenses against natural gas and oil properties on the balance sheet and did not record depletion on their natural gas and oil properties. The Company was in the pre-production stage until June 30, 2002.
(2)	In accordance with US GAAP, the amount of convertible senior debentures is recognized as debt and is offset by the value attributable to the beneficial conversion feature. The value of the warrants attached to debt and the value of the conversion feature of the convertible senior debentures is recognized as paid-in capital in shareholders’ equity. The amortization of the beneficial conversion feature is amortized over the term of the related convertible senior debentures. For Canadian GAAP, the convertible senior debentures are considered to be compound financial instruments and the liability component and the equity component must be presented separately as determined at initial recognition.
(3)	In accordance with US GAAP, expenditures on mineral resource properties are expensed. For Canadian GAAP, the Company capitalizes expenditures on mineral resource properties.
(4)

In accordance with US GAAP, a ceiling test is applied to ensure the unamortized capitalized costs in each cost center do not exceed the sum of the present value, discounted at 10 percent, of the estimated unescalated future net operating revenue from proved reserves plus unimpaired unproved property costs less future development costs, related

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

production costs, abandonment and reclamation costs and applicable taxes, as determined by independent engineers. For Canadian GAAP, the Company adopted the new Canadian guideline AcG-16 in 2003, in which a similar ceiling test calculation is performed with the exception that cash flows from proved reserves are undiscounted and utilize forecast pricing, based on sales prices achievable under existing contracts and posted average reference prices in effect between the end of the year and the finalization of the year end audit and current costs to determine whether impairment exists. Any impairment amount is measured using the fair value of proved and probable reserves. Unproved properties are tested separately for impairment.

In computing its consolidated net loss for US GAAP purposes, the Company recorded a write down of properties in 2000, 2001, 2002, 2003, 2004, 2005 and 2006 as a result of the application of the US GAAP ceiling test. For Canadian GAAP, the Company recorded a write down in 2002 and 2003 only. Therefore, the depletion base of unamortized capitalized costs is less for US GAAP purposes.

Effective January 1, 2004, the Canadian Accounting Standard’s Board amended the Full Cost Accounting Guideline. Under Canadian GAAP, depletion charges are calculated by reference to proved reserves estimated using estimated future prices and costs. Under US GAAP, depletion charges are calculated by reference to proved reserves estimated using constant prices.

(5)	For US GAAP, the value of the warrants is allocated based on relative fair values and is netted against the debt and is amortized as interest expense. For Canadian GAAP, the fair value of the warrants are recorded as a deferred charge and amortized over the life of the note.
(6)	In accordance with US GAAP, debt discount is netted against the debt and not deferred as a financing cost. The debt discount is amortized as interest expense using the interest method. For Canadian GAAP, the fair value of the debt discount is recorded as a deferred charge and amortized over the life of the note.
(7)	There are no income tax effects as the Company currently is not taxable and a valuation allowance has been recorded for the balance of the deferred tax assets.

13. Subsequent Event – Undeveloped Leasehold Sale

On May 9, 2007, the Company completed the sale of all of its right, title and interest in a portion of the Company’s East Texas undeveloped leasehold to Navasota for total consideration, before transaction costs, of $92.2 million, including the purchase of 10 million newly issued Gastar common shares at a price of $2.00 per share. Approximately $88.2 million of the sales price was funded at closing and approximately $4.0 million is to be funded on or before July 9, 2007, assuming certain title curative actions can be completed.

On May 11, 2007 in conjunction with the May 9, 2007 sale of a portion of the Company’s East Texas undeveloped leasehold and 10 million newly issued common shares, Chesapeake exercised it preemptive rights under a Common Stock Purchase Agreement dated November 4, 2005 to acquire an additional 1,757,195 of the Company’s common shares at $2.00 per share. The common share purchase is expected to close in May 2007, subject to execution of definitive agreements and other documents, and will result in Chesapeake owning 16.4% of the Company’s outstanding common shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying condensed consolidated financial statements and related notes included in this Form 10-Q. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, the impact of acquisitions, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006, particularly in “Risk Factors” and “Cautionary Notes Regarding Forward Looking Statements”, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur.

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as coal bed methane, or CBM. We currently are pursuing unconventional natural gas exploration in the deep Bossier play in the Hilltop area in East Texas. Our primary CBM properties are in the United States in the Powder River Basin and in the Gunnedah and Gippsland Basins of Australia.

Recent Activities

Hilltop Area, East Texas

The majority of our activity focus has been in the deep Bossier play in the Hilltop area, located in East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties, Texas, where as of December 31, 2006, we had successfully completed 10 of 11 deep Bossier wells. We have accumulated 51,975 gross (26,374 net) acres in the Bossier play. During the three months ended March 31, 2007, we continued our exploratory drilling program in this area, successfully drilling 3 gross (1.7 net) wells and are currently drilling two wells in East Texas. We currently have plans to drill and complete six gross deep Bossier wells during 2007. For the three months ended March 31, 2007, net production from the Hilltop area averaged 9.5 MMcfd.

During 2006, we participated in a 3-D seismic survey that covered the majority of our acreage position in the Hilltop area. The 3-D processed seismic data became available in March 2007 and is currently being processed.

As a result of the sale of undeveloped leasehold acreage in May 2007, our post-sale acreage in East Texas is 34,475 gross (16,741 net) acres.

Coalbed Methane – Powder River Basin, Wyoming

We own an approximate 40% average working interest in 54,966 gross (21,854 net) acres in the Powder River Basin of Wyoming. During the three months ended March 31, 2007, we participated in the drilling of approximately 18 gross (8.7 net) wells. An active recompletion and drilling program is continuing. For the three months ended March 31, 2007, net production from our Powder River area averaged 4.5 MMcfd.

Coalbed Methane – PEL 238, Gunnedah Basin, New South Wales, Australia

We have a 35% interest in PEL 238, a CBM exploratory property covering approximately 2.0 million gross (700,000 net) acres, located in the Gunnedah Basin of New South Wales, approximately 250 miles northwest of Sydney, Australia, near the town of Narrabri.

During 2006, we participated with our joint venture partners in the drilling of eight new vertical coal seam natural gas wells on approximately 40-acre spacing in close proximity to an existing well within the Bohena Project Area. The early results from the pilot production phase of the program have been positive. If sustained commercial natural gas production rates are achieved, we and our joint venture partners will proceed with development of the CBM resources. Our current pilot program will evaluate the commercialization of the Gunnedah Basin CBM project, with a target to achieve initial certified natural gas reserves by the end of 2007.

In March 2007, we announced that we and our joint venture partner had executed a Memorandum of Understanding with Macquarie Generation, a NSW Government-owned electricity generator, for the potential future supply of natural gas for the expansion of its Bayswater power station. Macquarie Generation is Australia’s largest electricity producer and owns and operates two coal fired power stations in the Hunter Valley – Bayswater and Liddell. A potential long-term natural gas supply and purchase agreement could reach as much as 500 Bcf.

Coalbed Methane – EL 4416, Gippsland Basin, Victoria, Australia

We have a 75% interest in the CBM rights in EL 4416, an approximate 1.0 million gross (750,000 net) acre property covering a substantial part of the onshore portion of the Gippsland Basin of Victoria, Australia, located approximately 130 miles east of Melbourne. During 2006, we began initial long-term testing of the first of two wells completed on EL 4416. We have pre-funded $6.5 million for a 10-well drilling program, of which 2 gross (1.5 net) wells have been drilled during the three months ended March 31, 2007. The program includes the establishment of two “5-spot” pilots, one which incorporates two existing wells plus two wells designed to test for the presence and production potential of the coal at additional locations within the license area.

Results of Operations

The following is a comparative discussion of the results of operations for the three months ended March 31, 2007 and 2006. It should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006.

Net loss. We reported a net loss attributable to common shares for the three months ended March 31, 2007 of $11.0 million, compared to a net loss of $42.9 million for the three months ended March 31, 2006.

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of $7.5 million for the three months ended March 31, 2007, up from $6.6 million for the comparable period in 2006. The 13% increase in revenues was primarily attributable to a 28% increase in production resulting from the commencement of production of natural gas from new wells in East Texas in 2007. The increase in production was partially offset by a 12% decrease in natural gas prices.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
Production:
Natural gas (MMcf)	1,253.1	993.3
Oil (MBbls)	3.2	0.3
Total (MMcfe)	1,272.1	994.9
MMcfe per day	14.1	11.1

Average sales prices:
Natural gas (per Mcf)	$5.86	$6.65
Oil (per Bbl)	$55.05	$62.49

Production taxes. We reported production taxes of $294,000 for the three months ended March 31, 2007, down from $400,000 for the comparable period in 2006. The decrease in production taxes is primarily due to the severance tax refunds on wells in the Hilltop area.

Lease operating expense. We reported lease operating expenses of $1.7 million for the three months ended March 31, 2007, up from $1.3 million for the comparable period in 2006. This increase was attributable to higher production volumes and higher ad valorem taxes. Our lease operating expense per Mcfe increased to $1.33 per Mcfe during the three months ended March 31, 2007 from $1.26 per Mcfe for the comparable period in 2006. The increase in per Mcfe cost was primarily the result of additional ad valorem taxes, partially offset by the fixed costs associated with natural gas treatment plants in East Texas being allocated over higher production volumes.

Transportation and treating. We reported expenses for transportation and treating of $323,000 for the three months ended March 31, 2007, up from $304,000 for the comparable period in 2006. The increase was attributable to higher production volumes in Wyoming.

Depletion, depreciation and amortization. We reported depletion, depreciation and amortization (“DD&A”) of $4.3 million for each of the three months ended March 31, 2007 and 2006. The DD&A rate for the three months ended March 31, 2007 was $3.41 per Mcfe, compared to $4.33 per Mcfe for the three months ended March 31, 2006. The decrease in DD&A rate is primarily due to the impact of the late 2006 ceiling impairment and to higher reserves at March 31, 2007.

Impairment of natural gas and oil properties. We did not record an impairment of natural gas and oil properties for the three months ended March 31, 2007. The weighted average natural gas price utilized for the March 31, 2007 ceiling impairment evaluation was $6.31 per Mcf, held constant, resulting in a ceiling cushion of natural gas and oil properties of $4.6 million. For the three months ended March 31, 2006, we recorded an impairment of $37.3 million, utilizing a weighted average natural gas price of $5.79 per Mcf, held constant for the ceiling impairment evaluation.

General and administrative expenses. We reported general and administrative expenses of $3.2 million for the three months ended March 31, 2007, up from $2.5 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to higher stock-based compensation expense resulting from additional stock options grants in 2006 and 2007. Pursuant to FAS 123R, stock-based compensation expense for the three months ended March 31, 2007 was $1.2 million up from $480,000 for the comparable period in 2006.

Litigation settlement expense. We reported a $5.0 million litigation settlement expense accrual for the three months ended March 31, 2007, related to a proposed settlement with Geostar on certain matters. There was no litigation settlement expense for the three months ended March 31, 2006. (See Footnote 10 “Commitments and Contingencies – Geostar Corporation” for additional information on litigation settlement expense.)

Interest expense. We reported interest expense of $3.9 million for the three months ended March 31, 2007, up from $3.8 million for the comparable period in 2006. The increase was primarily due to additional debt discount amortization and a higher effective interest rate on the senior secured notes.

Investment income and other. We reported $363,000 in investment income and other for the three months ended March 31, 2007, down from $527,000 for the comparable period in 2006. This decrease was primarily due to lower investable cash balances.

Liquidity and Capital Resources

For the three months ended March 31, 2007, we reported positive cash flow from operations of $281,000. Capital expenditures on natural gas and oil properties totaled $24.1 million during the period. At March 31, 2007, approximately $22.6 million remained in available cash and cash equivalents for future capital expenditures as well as other corporate purposes.

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

At March 31, 2007, we were in compliance with the 1P PV(10) to net senior secured debt ratio but were not in compliance with the 2P PV(10) ratio. A payment of $13.2 million payment would result in covenant compliance. In conjunction with the May 9, 2007 sale of a portion of our East Texas undeveloped leasehold and 10 million newly issued common shares, we received a waiver of the covenant default without any principal payment being required.

The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans, particularly our drilling plans in East Texas and Australia, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, sale of assets, the issuance of additional senior secured notes, the issuance of subordinated debt or the issuance of additional equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We cannot be certain that future funds will be available to fully execute our current business plan.

Our capital expenditures in the next 12 months under our current business plan are estimated to total approximately $76.1 million, of which $53.4 million is estimated to be spent on unconventional natural gas and oil exploration and development operations in East Texas, $3.9 million is estimated to be spent on CBM projects in the United States and $18.8 million is estimated to be spent on CBM projects in Australia. On May 9, 2007, we completed the sale of all of our right, title and interest in a portion of our East Texas undeveloped leasehold for total consideration of approximately $92 million, including the sale of 10 million newly issued common shares at a price of $2.00 per share. Based on our current budget, we have sufficient capital to fund our exploration and development activities in East Texas and Australia for at least the next twelve months.

On May 11, 2007 in conjunction with the May 9, 2007 sale of a portion of our East Texas undeveloped leasehold and 10 million newly issued common shares, Chesapeake exercised it preemptive rights under a Common Stock Purchase Agreement dated November 4, 2005 to acquire an additional 1,757,195 Gastar common shares at $2.00 per share. The transaction is expected to close in May 2007, subject to execution of definitive agreements and other documents.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying condensed consolidated financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the three months ended March 31, 2007, a 10% change in the prices received for natural gas production would have had an approximate $752,000 impact on our revenues. To date, we have not entered into hedge transactions to mitigate our commodity pricing risk.

Interest Rate Risk

The carrying value of our debt approximates fair value. At March 31, 2007, we had approximately $106.3 million in principal amount of long-term debt of which $73.0 million of senior secured notes was subject to a floating interest rate of three-month LIBOR plus 6%. Our convertible senior debentures and subordinated unsecured notes payable are fixed rate debt, but the interest rates are not materially different than current prevailing market rates and, as such, their carrying value approximates fair value. A 10% fluctuation in interest rates would have an approximate $390,000 impact on annual interest expense.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in U.S. dollars, thus limiting our exposure to currency translation risk. For the three months ended March 31, 2007, our Australian activities consisted of capital expenditures totaling approximately $1.7 million. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 4.	Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2007 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

All current legal proceedings are set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2007, included herein.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 7, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2007, the eighteen-month anniversary of the September 19, 2005 $10.0 million senior secured notes issuance, the Company issued to the note holders an additional 375,939 common shares valued at CDN$714,286. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 3.	Default Upon Senior Securities

At March 31, 2007, we were in compliance with the 1P PV(10) to net senior secured debt ratio but were not in compliance with the 2P PV(10) ratio. A payment of $13.2 million payment would result in covenant compliance. In connection with the May 9, 2007 sale of a portion of our East Texas undeveloped leasehold and 10 million newly issued common shares, we received a waiver of the covenant default without any principal payment being required.

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

GASTAR EXPLORATION LTD.

Date: May 15, 2007	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 15, 2007	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to exhibit 3.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

3(ii)	Bylaws of Gastar Exploration Ltd. approved at March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Form of placement agent warrant to purchase common shares of Gastar Exploration Ltd. in connection with issuances of 9.75% Convertible Senior Unsecured Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.6	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of senior secured notes (incorporated by reference to exhibit 4.7 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.8	Form of Senior Secured Note dated as of June 17, 2005 (incorporated by reference to exhibit 4.8 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.9	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.10	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.11	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.12	Placement agent warrant to purchase 510,525 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004 (incorporated by reference to exhibit 4.12 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.13	Placement agent warrant to purchase 1,989,475 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004 (incorporated by reference to exhibit 4.13 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.14	Form of 10% subordinated note issued June 2004 (incorporated by reference to exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.15	Form of warrant to purchase common shares of Gastar Exploration Ltd issued in connection with the sale of 10% subordinated notes in June 2004 (incorporated by reference to exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.16	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with a private placement of working interests in 2002 (incorporated by reference to exhibit 4.16 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.17	Agreement between Gastar Exploration Ltd. and Geo Star Corporation dated August 11, 2005 (incorporated by reference to exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.18	First Amendment dated September 6, 2005 to Securities Purchase Agreement dated as of June 17, 2005 by and among Gastar Exploration Ltd and the purchasers named therein for the purchase of $63.0 million in principal amount of senior secured notes (incorporated by reference to exhibit 4.18 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.19	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.20	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.21	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.22	Form of Subscription Agreement for private offering of 25 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as periodically amended (incorporated by reference to exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2006. File No. 001-32714).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.5	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.6	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.7	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.8	Participation and Operating Agreement between Geostar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.9	Promissory Note for $15 million between Geostar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

10.11*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.12	Form of Indemnity Agreement, dated December 13, 2006 for Directors and Certain Executive Officers (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2006. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.14	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.15	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.16	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1	Subsidiaries of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. File No. 001-32714)

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.