Form 10-Q
period 2007-06-30
GASTAR EXPLORATION LTD
filed 2007-08-14
CIK 1170154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	38-3324634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(ZIP Code)

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

Total number of common shares, no par value per share, outstanding as of August 10, 2007 was 207,098,570.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Unless otherwise indicated or required by the context, (i) “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) “Geostar Acquisition” refers to our June 2005 acquisition from GeoStar Corporation (“Geostar”) of additional reserves and working interests in the Powder River Basin and in East Texas, (iii) “senior secured notes” refers to our $73.0 million principal amount of senior secured notes issued in 2005, (iv), “convertible senior debentures” refers to our $30.0 million principal amount of 9.75% convertible senior unsecured debentures, (v)”unsecured notes” refer to our $3.25 million principal amount of 10% subordinated unsecured notes payable, (vi) “warrants” refers to the warrants to purchase common shares issued to investors in connection with certain financing transactions or to our placement agents in connection with the offering of convertible senior debentures and certain other subordinated notes as partial compensation for their services, (vii) all dollar amounts appearing in this Form 10-Q are stated in United States dollars unless specifically noted in Canadian dollars (“CDN$”), and (viii) all financial data included in this Form 10-Q has been prepared in accordance with accounting principles generally accepted in the United States of America.

General information about us can be found on our website at www.gastar.com. The information on our website is neither incorporated into, nor part of, this report. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the United States Securities and Exchange Commission (“SEC”). Information is also available at www.sec.gov for United States filings and on SEDAR at www.sedar.com for Canadian filings.

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,696	$40,733
Revenues receivable	2,884	3,248
Accounts receivable, net	1,237	5,485
Due from related parties	2,086	4,394
Prepaid expenses	912	1,369

Total current assets	99,815	55,229

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	57,515	89,658
Proved properties	226,071	181,362

Total natural gas and oil properties	283,586	271,020
Furniture and equipment	615	600

Total property, plant and equipment	284,201	271,620
Accumulated depreciation, depletion and amortization	(149,092)	(110,794)

Total property, plant and equipment, net	135,109	160,826

OTHER ASSETS:
Deferred charges	2,958	3,502
Drilling advances	6,249	9,137
Other assets	196	195

Total other assets	9,403	12,834

TOTAL ASSETS	$244,327	$228,889

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,995	$15,471
Accrued interest	2,466	2,515
Accrued drilling and operating costs	3,897	5,680
Other accrued liabilities	8,366	6,584
Due to related parties	788	1,670

Total current liabilities	25,512	31,920

LONG-TERM LIABILITIES:
Long-term debt	95,426	93,803
Asset retirement obligation	5,464	4,218
Liability to be settled by issuance of common shares	—	606

Total long-term liabilities	100,890	98,627

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited common shares authorized, 207,098,570 and 194,965,436 common shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	249,973	225,986
Additional paid-in capital	12,585	10,418
Accumulated other comprehensive loss	(30)	(34)
Accumulated deficit	(144,603)	(138,028)

Total shareholders’ equity	117,925	98,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$244,327	$228,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
REVENUES	$7,956	$6,684	$15,471	$13,307

EXPENSES:
Production taxes	220	366	514	766
Lease operating expenses	1,514	1,450	3,209	2,706
Transportation and treating	339	312	662	616
Depreciation, depletion and amortization	5,443	3,565	9,784	7,874
Impairment of natural gas and oil properties	28,514	—	28,514	37,301
Accretion of asset retirement obligation	72	57	138	114
Mineral resource properties	(136)	33	(123)	190
General and administrative expenses	3,519	3,107	6,704	5,626
Litigation settlement expense	—	1,200	4,972	1,200

Total expenses	39,485	10,090	54,374	56,393

LOSS FROM OPERATIONS	(31,529)	(3,406)	(38,903)	(43,086)

OTHER (EXPENSES) INCOME:
Interest expense	(3,738)	(3,816)	(7,681)	(7,575)
Investment income and other	772	492	1,135	1,020
Gain on sale of unproved natural gas and oil properties	38,872	—	38,872	—
Foreign exchange gain	3	3	2	4

INCOME (LOSS) BEFORE INCOME TAXES	4,380	(6,727)	(6,575)	(49,637)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$4,380	$(6,727)	$(6,575)	$(49,637)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.02	$(0.04)	$(0.03)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	201,918,634	166,513,762	198,488,244	165,663,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2006	194,965,436	$225,986	$10,418	$(34)	$(138,028)	$98,342	$—

Issuance of shares, senior secured debt	375,939	606	—	—	—	606	—
Issuance of shares – cash, net of offering costs of $134,000	11,757,195	23,381	—	—	—	23,381	—
Stock based compensation	—	—	2,167	—	—	2,167	—
Foreign currency translation	—	—	—	4	—	4	4
Net loss	—	—	—	—	(6,575)	(6,575)	(6,575)

Balance at June 30, 2007	207,098,570	$249,973	$12,585	$(30)	$(144,603)	$117,925	$(6,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,575)	$(49,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	9,784	7,874
Impairment of natural gas and oil properties	28,514	37,301
Amortization of deferred lease costs	—	200
Stock based compensation	2,167	1,260
Amortization of deferred financing costs and debt discount	2,167	2,077
Accretion of asset retirement obligation	138	114
Gain on sale of unproved natural gas and oil properties	(38,872)	—
Changes in operating assets and liabilities:
Accounts receivable	6,920	(449)
Prepaid expenses	457	456
Accounts payable and accrued liabilities	971	3,553

Net cash provided by operating activities	5,671	2,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling advances	2,888	(4,124)
Development and purchases of natural gas and oil properties	(46,813)	(20,742)
Proceeds from sale of unproved natural gas and oil properties, net of transaction costs	66,849	—
Purchase of furniture and equipment	(15)	(143)
Other	2	—

Net cash provided by (used in) investing activities	22,911	(25,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of share issue costs	23,381	84
Deferred financing charges and other	—	(46)

Net cash provided by financing activities	23,381	38

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,963	(22,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,733	61,144

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,696	$38,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd. (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006. Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent accountants but, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. Drilling Advances

Drilling advances represents the Company’s proportionate share of planned authorized expenditures payable to the operator upon execution of the final drilling authorization of expenditures and an advance payment to a drilling contractor to secure a drilling rig. Pursuant to the contract, the advance payment to a drilling contractor is being amortized over a three-year period commencing November 2006 as a reduction to proved property costs.

Total
(in thousands)
Balance as of December 31, 2006	$9,137
Advances	147
Applied to expenditures	(3,035)

Balance as of June 30, 2007	$6,249

3. Property and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of Texas, Wyoming, West Virginia and Montana and in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to June 30, 2007:
Cost:
Unproved properties, not being amortized	$43,601	$13,914	$57,515
Proved properties	225,467	604	226,071

Total natural gas and oil properties	269,068	14,518	283,586

Furniture and equipment	600	15	615

Total property, plant and equipment	269,668	14,533	284,201

Impairment of proved natural gas and oil properties	(104,205)	(604)	(104,809)
Accumulated depreciation, depletion and amortization	(44,268)	(15)	(44,283)

Total property, plant and equipment, net	$121,195	$13,914	$135,109

As of June 30, 2007, unproved properties not being amortized consisted of drilling in progress costs of $11.8 million and acreage acquisition costs of $45.7 million.

For the six months ended June 30, 2006 and 2007, the results of management’s ceiling test evaluation resulted in an impairment of United States proved properties of $37.3 million and $28.5 million, respectively. Management determined that no impairment was required on Australian properties at June 30, 2007 and 2006.

In May 2007, the Company sold a portion of its undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $68.2 million before transaction costs of approximately $1.4 million, resulting in a gain on sale of $38.9 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Long-Term Debt

The following summarizes the Company’s long-term debt as of the dates indicated:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Senior secured notes	$62,270	$60,671
Subordinated unsecured notes	3,156	3,132
Convertible senior debentures	30,000	30,000

Total net carrying value of long-term debt	95,426	93,803
Debt discount costs to be accreted	10,824	12,447

Total long-term debt at maturity	$106,250	$106,250

Senior Secured Notes

On June 17, 2005, the Company issued $63.0 million in principal amount of senior secured notes. On September 19, 2005, the Company issued to the holders of these notes an additional $10.0 million of senior secured notes on substantially the same terms as the original June 2005 private placement. The senior secured notes are secured by substantially all of our assets, bear interest at the sum of the three-month LIBOR rate plus 6% (11.36% at June 30, 2007), payable quarterly and mature five years and one day from the date of issuance. The senior secured notes are redeemable in whole or in part prior to maturity at our option at any time upon payment of the principal and accrued and unpaid interest plus a premium of 5% until the third anniversary of issuance, 4% from third anniversary to fourth anniversary and 3% from fourth anniversary until day before maturity. Redemption at the Company’s option is not permitted following the public announcement of certain pending, proposed or intended change of control transactions.

In connection with the senior secured notes issuances, the Company agreed to issue to the note holders, for no additional consideration, common shares in increments valued at CDN$4.5 million with respect to the $63.0 million of senior secured notes and additional common shares in increments valued at CDN$714,286 with respect to the $10.0 million of senior secured notes at closing and on each of the six, twelve and eighteen-month anniversaries of the closing date, valued on a five-day weighted average trading price immediately prior to the date of issuance. The Company initially recorded a liability of $17.0 million related to common shares to be issued and a corresponding amount recorded as a debt discount to be accreted to interest expense using the effective interest method. The Company also incurred an estimated $3.0 million of direct financing costs for legal fees and fees paid to an agent as deferred charges and are amortizing these costs over the term of the senior secured notes. As of June 30, 2007, the Company had no obligation to issue additional common shares under the senior secured notes.

Under the senior secured notes, the PV(10) valuation is to be based on a third party independent reserve report utilizing constant pricing based on the lower of current natural gas and oil prices, adjusted for area basis differentials, or $6.00 per Mcf of natural gas and $40.00 per barrel of oil. As of June 30, 2007, proved reserves PV(10) (“1P (PV10)”to net senior secured notes debt must be a minimum of 1.5:1, and it increases to 2.0:1 on the third anniversary date and for all test periods thereafter until maturity. Utilizing the reserve pricing criteria above, the proved plus probable reserves PV(10) (“2P PV10)” to net senior secured notes debt reserve ratio is a minimum of 3.0:1, and it increases to 3.5:1 on the third anniversary and for all test periods thereafter until maturity. We must maintain compliance with the reserve ratio covenants at all future quarterly and annual covenant determination dates or be subject to mandatory principal redemptions under certain conditions. At June 30, 2007, the Company was in compliance with the debt covenant. The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

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

5. Interest Expense

The following table summarizes the Company’s interest expense components for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Cash and accrued	$2,647	$2,774	$5,514	$5,498
Amortization of deferred financing costs and debt discount	1,091	1,042	2,167	2,077

Total	$3,738	$3,816	$7,681	$7,575

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

2006 Gastar Long-Term Stock Incentive Plan. On June 1, 2006, our shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award established by the Committee which is consistent with the Plan’s purposes to directors, officers and employees of the Company and its subsidiaries covering a maximum of 5.0 million common shares. The contractual life and vesting period for a grant will be determined by the Board of Directors at the time grant is awarded. As of June 30, 2007, no grants had been granted under the 2006 Gastar Long-Term Stock Incentive Plan.

Determining Fair Value under SFAS No. 123R

In applying the provisions of SFAS No. 123R, the Company used the following assumptions:

Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes-Merton valuation model. The fair value of all awards is expensed using the “graded-vesting method”, which recognizes compensation costs over the requisite service period for each separately vesting tranche of an award as though the award were, in substance, multiple awards.

Expected Life. The expected life of awards granted represents the period of time that stock options are expected to be outstanding. The Company determined the expected life using the “simplified method” resulting in a 6.25-year expected life in accordance with Staff Accounting Bulletin No. 107 for all stock options issued with a four-year vesting period and a ten-year grant expiration. Using the simplified method, stock options that have been issued with two and three-year vesting periods and having a ten-year expiration have an expected life of 5.75 and 6.0 years, respectively. Prior to October 2005, the Company’s stock options had a five-year expiration and expected life.

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

Expected Forfeitures. In 2006, the Company began using a forfeiture rate of 5% in determining initial compensation expense, based on forfeitures of all unvested stock option as a percentage of all stock option grants calculated at the beginning of the year. The estimated forfeiture rate for 2007 also is 5.0%.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. During the six months ended June 30, 2007 and 2006, we granted 227,000 and 1,195,000 stock options, respectively. A summary of the assumptions for stock options granted during the six months ended June 30, 2007 and 2006 are as follows:

	For the Six Months Ended June 30,
	2007	2006
Expected life (in years)	6.25	6.5
Expected volatility	44.4%	42.0%
Risk-free interest rate	4.6% - 4.8%	5.0%

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-Based Compensation

For the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense for stock options granted using the fair-value method of $931,000 and $772,000, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense for stock options granted using the fair-value method of $2.2 million and $1.3 million, respectively. All stock based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise are reserved and non-assessable.

At June 30, 2007, the Company had unvested stock options to purchase 7,284,000 common shares with a weighted average grant date fair value of $1.17 per common share. As of June 30, 2007, the Company had approximately $3.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be amortized over the following periods:

(in thousands)
Six months ending December 31, 2007	$1,186
2008	1,412
2009	379
2010	49
2011	3

Total	$3,029

Stock Option Activity

The following table summarizes the changes and option exercise prices for stock options under the Company’s Stock Option Plan for the six months ended June 30, 2007:

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2006	10,472,750	$2.86
Stock options granted	227,000	2.14
Stock options exercised	—	—
Stock options cancelled/expired	(502,000)	2.65

Stock options outstanding as of June 30, 2007	10,197,750	$3.06

Stock options exercisable:
June 30, 2007	2,913,750	$3.41

As of June 30, 2007, the aggregate intrinsic value for outstanding stock options and the remaining weighted average contractual life of outstanding stock options was $2,000 and 5.6 years, respectively. As of June 30, 2007, there was no aggregate intrinsic value for exercisable stock options, and the remaining weighted average contractual life of exercisable stock options was 2.8 years. As of June 30, 2007, the total fair value of exercisable stock options was $3.2 million.

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
Total fair value of stock options granted	$245	$2,146
Weighted average fair value per share of stock options granted	$1.08	$1.80
Total intrinsic value of stock options exercised (1)	$—	$1,221

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised. There were no stock options exercised during the six months ended June 30, 2007.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of June 30, 2007:

	Number of Shares Under Stock Options		Exercise Prices (1)
Expiration Date	Outstanding	Exercisable
April 20, 2009	725,000	543,750	$3.49
August 4, 2009	3,803,750	1,898,750	$3.22
April 4, 2010	21,000	10,500	$4.06
June 24, 2010	345,000	86,250	$3.30
June 28, 2010	50,000	12,500	$3.21
September 7, 2010	150,000	37,500	$3.07
September 20, 2010	40,000	10,000	$3.78
October 17, 2015	75,000	18,750	$4.25
January 16, 2016	270,000	67,500	$4.73
April 5, 2016	863,000	215,750	$4.53
May 24, 2016	50,000	12,500	$3.07
July 14, 2016	3,580,000	—	$2.32
January 12, 2017	25,000	—	$1.95
March 30, 2017	200,000	—	$2.17

	10,197,750	2,913,750

(1)	Stock options granted with strike prices denominated in CDN$ have been converted to US$ at 0.94402, the exchange rate at June 30, 2007.

7. Income (Loss) per Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Basic and diluted income (loss) per share and shares outstanding:
Net income (loss)	$4,380	$(6,727)	$(6,575)	$(49,637)
Weighted average common shares outstanding:
Basic and diluted	201,918,634	166,513,762	198,488,244	165,663,086
Income (loss) per share:
Basic and diluted	$0.02	$(0.04)	$(0.03)	$(0.30)

Common shares excluded from the denominator as anti-dilutive:
Stock options	10,197,750	16,131,150	10,197,750	16,131,150
Warrants	2,732,521	2,732,521	2,732,521	2,732,521
Convertible debentures	6,849,315	6,849,315	6,849,315	6,849,315
Liability to be settled by issuance of common shares (1)	—	2,237,197	—	2,237,197

Total	19,779,586	27,950,183	19,779,586	27,950,183

(1)	Assumes conversion of liability to be settled by issuance of common shares for the Senior Secured Notes at a June 30, 2006 closing price of CDN$2.65 per common share.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Income Taxes

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for the 2000-2005 tax years. The Company has also determined that it is subject to examination in various foreign jurisdictions for all prior periods due to the Company’s continued loss position in such jurisdictions. The Company has not filed its income tax returns for the tax year 2006; however, the Company expects that the tax positions taken in 2006 returns will be similar to positions taken in prior year returns. Within each of these jurisdictions, the material tax positions were examined under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the FIN 48 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company’s financial statements. There was no material cumulative effect of adopting FIN 48 on the Company’s financial statements as of January 1, 2007.

9. Common Stock

On May 9, 2007, the Company completed the sale of a portion of the Company’s East Texas undeveloped natural gas and oil acreage to a third party for total consideration before transaction costs, of $88.2 million, including the purchase of 10 million newly issued Gastar common shares at a price of $2.00 per share, or $20 million.

On May 23, 2007 in conjunction with the May 9, 2007 sale of 10 million newly issued common shares, Chesapeake acquired an additional 1,757,195 of the Company’s common shares at $2.00 per share pursuant to its preemptive rights under a Common Stock Purchase Agreement dated November 4, 2005. The common share purchase resulted in Chesapeake owning 16.4% of the Company’s outstanding common shares.

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

Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc. (now Gastar Exploration Texas, Inc.), First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

451) District Court of Leon County, Texas 12th Judicial District. This lawsuit contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. All parties have filed their respective briefs, and the parties are waiting for the appellate court to set a date for oral argument. The Company intends to continue to vigorously defend itself against this claim.

Gastar Exploration Texas LP vs. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is one to quiet title to minerals under an oil and gas lease dated December 4, 2003, covering approximately 2,598 gross acres (“Lease”). John E. McFarlane and certain other family members contend that minerals that were part of the Estate of Fay Watson McFarlane are not subject to the Lease. The Company claims that said minerals are in fact subject to the Lease. The McFarlanes filed a Motion for Partial Summary Judgment, which was denied in December, 2006 by the trial court. In April, 2007, the McFarlanes filed a Motion for Partial Summary Judgment, which the trial court denied in early July 2007. A mediation of this lawsuit has been tentatively set for August 24, 2007. The Company will continue to vigorously pursue this claim.

Burning Rock Energy, LLC, et al (“Burning Rock”) vs. First Sourcenergy Wyoming, Inc. (now Gastar Exploration USA, Inc.), et al. Burning Rock contends in this 2006 lawsuit and other related lawsuits that the Company and the operator of certain Wyoming properties were obligated under a January 1, 2004 Exchange Agreement to make lease maintenance payments on certain leases to be assigned to Burning Rock under the Exchange Agreement. At December 31, 2006, the Company’s present value, discounted at 10%, of the leases in dispute was approximately $742,000. In April 2007, the Company assigned its interest in the disputed leases for a full release from this litigation matter.

Larry McNiell v. Geostar Corporation, First Source Wyoming, Inc. and Gastar Exploration Ltd. (Case No. 2:06cv00911 TS); In the United States District Court for the District of Utah, Central Division. This lawsuit was filed by Larry McNiell, or the Plaintiff, seeking damages arising out of certain agreements entered into with First Source Wyoming, Inc. (“FSW”), a Geostar subsidiary, and Geostar. In the lawsuit, the Plaintiff asserts breaches of contract and conversion against Geostar and FSW for their alleged failures to make required payments, deliver required Company shares without restrictions and cover certain Plaintiff loans. The Plaintiff asserts a cause of action for declaratory judgment against the Company asking the Court to declare that the Company cannot place restrictions on the shares owed by Geostar to Plaintiff. The Company filed a Motion to Dismiss for lack of personal jurisdiction in Utah and for Plaintiff’s failure to state a claim upon which relief can be granted. On May 29, 2007, the federal court granted the Company’s Motion and dismissed McNeill’s claims against the Company for lack of personal jurisdiction.

Roland Spongberg v. Geostar Corporation, First Source Wyoming, Inc. and Gastar Exploration Ltd., and Does 1 through 100 (Case No. VC046736); In the Superior Court of California, Los Angeles County. This lawsuit was filed June 1, 2006 and arises out of Roland Spongberg’s, or the Plaintiff’s, investment in First Source Wyoming, Inc.’s, a Geostar subsidiary (“FSW”), Coalbed Methane Drilling Program. On December 28, 2001, Plaintiff entered a 2001 Coalbed Methane Subscription Agreement with FSW investing cash in exchange for a working interest in wells in the Powder River Basin in Wyoming. Plaintiff alleges that Geostar and the Company used FSW to offer investment securities to the general public in the form of oil, gas and coalbed methane working interests. Plaintiff alleges he entered into such agreement based on representations made at a meeting with certain Geostar and former Company officers. At the same time, Plaintiff entered into a Conversion Agreement with Geostar by which Plaintiff had the right to exchange his working interests for common shares of the Company held by Geostar. Plaintiff alleges he notified Geostar of his desire to convert his interest at a time when the Company stock was priced at $1.10 per share. Plaintiff alleges further that in September 2004, Geostar informed him that he did not properly exercise his conversion rights, and therefore did not have claim to any Company shares. Plaintiff alleges that between the date of his election and September 2004, the Company’s stock price

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

tripled. Plaintiff asserts claims against all defendants for fraud, negligent misrepresentation, breach of contract, breach of fiduciary duty, violations of Securities Exchange Act §10(b), and conspiracy to defraud, and seeks an accounting of the value of the Company’s stock, compensatory, special and punitive damages, interest and attorney’s fees. The Company has filed a Motion to Dismiss for lack of personal jurisdiction in California and for Plaintiff’s failure to state a claim upon which relief can be granted. The Court has entered an order permitting the Plaintiff a limited time period to conduct discovery on the jurisdictional issues, and the Motion has not been ruled on by the Court and remains pending. This claim is primarily related to Geostar actions and Company common shares claimed to be owed to the Plaintiff by Geostar. In June 2007, the parties completed limited discovery relating to the Company’s jurisdictional contacts with the state of California, and as a result of said discovery, Spongberg dismissed his claims against the Company with prejudice.

Spencer D. Plummer, III v. GeoStar Corporation, Classic Star LLC, Gastar Exploration, Ltd., Thom Robinson, Tony Ferguson, and John W. Parrott; In the United States District Court of Utah, Central Division (Case No. 2:07-CV-00409). This lawsuit was filed on May 24, 2007 initially in Utah state court by Spencer Plummer, or the Plaintiff, in which he asserts breaches of his Employment Agreement and subsequent Termination Agreement (the “Agreements”) with his employer, Classic Star. The Plaintiff claims that he has not received benefits promised under such Agreements, including 699,249 shares of Company stock. The Company is not a party to the Agreements on which Plaintiff’s claims are expressly based; however, the Company and Plaintiff are parties to a Stock Option Agreement on which Plaintiff claim to Company stock is partially based. The Defendants removed the case to federal court based on diversity jurisdiction. The Company filed an Answer and Motion to Dismiss for lack of personal jurisdiction in Utah and for Plaintiff’s failure to state a claim upon which relief can be granted. Plaintiff filed a Motion to Remand to state court, and the parties are waiting for the federal court to set said motions for hearing.

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

Arbitration and Litigation with Geostar Corporation and Affiliates

Arbitration against Geostar and Affiliates. On October 18, 2006, in connection with 10 wells to be drilled in Victoria, Australia on the jointly owned EL 4416 license operated by Geostar, the Company sent a letter to Geostar demanding the arbitration of certain disputed issues and interpretations under a Participation and Operating Agreement (“POA”) with Geostar and its subsidiaries. Among other items, the claims the Company presented for resolution in arbitration include claims relating to Geostar’s demands for cash calls under the POA while simultaneously asserting that certain provisions of the POA, including overhead reimbursement rates, need to be renegotiated on terms that the Company believes are not reasonable or within industry standards. The Company has also requested that Geostar’s Australian subsidiary provide a record title assignment of the Company’s beneficial interests in EL 4416, the exploration license in the Gippsland Basin property in Victoria, Australia. Geostar contends that the Company is not entitled to the record title assignment. The Company’s former Chairman of the Board is a major shareholder and President of Geostar. The arbitrators have not yet been appointed, though that process is currently underway. No hearing date for the arbitration has been scheduled. As discussed below, Geostar denies that the disputes raised in the arbitration proceeding are subject to arbitration and has recently filed a lawsuit in Michigan federal court, seeking, among other things, to enjoin the arbitration.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Geostar Corporation and West Virginia Gas Corporation v. Gastar Exploration Ltd. and J. Russell Porter. On July 27, 2007, the Company was served with a lawsuit filed by Geostar and one of its affiliates, West Virginia Gas Corporation, in federal court in Saginaw, Michigan. The lawsuit relates to the arbitration referenced above and issues raised in that arbitration, as well as other issues. Geostar is asserting a broad range of claims against the Company and its current chief executive officer, J. Russell Porter. The Company disputes the allegations in the Michigan lawsuit and intends to challenge the jurisdiction of the Michigan court to hear the claims and the propriety of a Michigan forum for the resolution of the claims. Subject to its jurisdiction and forum challenges, the Company also intends to vigorously defend against the plaintiffs’ claims on the merits.

Specifically, Geostar claims in the Michigan lawsuit that the POA was cancelled effective January 1, 2005, and that the parties have operated under oral contracts since that date. Geostar alleges that the issues in the Company’s arbitration proceeding arose under the alleged oral contracts, not the POA, and that the Company’s claims asserted in the arbitration therefore are not subject to arbitration under the arbitration provision in the POA. Geostar seeks an order from the court enjoining the arbitration from going forward.

Geostar also claims that the Company has breached the alleged oral contracts by allegedly failing to pay joint interest billings, authorizations for expenditures, and cash calls relating to EL 4416 in Australia and West Virginia properties, in an unspecified amount exceeding $75,000. Geostar also claims that the Company has breached alleged agreements to reimburse Geostar for various payments and services allegedly performed by Geostar and its personnel and paid on behalf of the Company by Geostar. Geostar claims that the amounts of the payments and the value of the services exceed $10 million. Geostar alternatively alleges that if there was no contract covering those payments and services, it allegedly is entitled to reimbursement on equitable principles. Geostar also seeks a declaration that the Company does not own rights in EL 4416.

Geostar also asserts claims in the Michigan lawsuit relating to Texas properties that were the subject of Purchase and Sale Agreements entered into in 2005, under which the Company acquired the interests of Geostar-affiliated entities in properties in Texas. Specifically, Geostar claims that the Company breached the Purchase and Sale Agreements by failing to provide information in connection with “Look-Back Payments” under provisions of the Purchase and Sale Agreements, and by failing to make payments allegedly due to Geostar under the Look-Back provisions, arising out of alleged changes in reserves following the sale of the Texas properties in June 2005. Geostar is seeking an amount in excess of not less than 10 million shares or $10 million under the Look Back. Geostar also claims that the Company failed to timely comply with provisions of the Purchase and Sale Agreements relating to the drilling of 20 wells on the properties conveyed under the Purchase and Sale Agreements and by failing to drill and test at least two wells in the Travis Peak formation in Texas, allegedly entitling Geostar to unspecified damages and a farm-in interest allegedly giving Geostar the right to drill, complete, and operate wells in the Travis Peak formation on certain acreage. The Company asserts that it has not breached the Purchase and Sale Agreements and that it has satisfied its drilling and testing obligations with respect to the Travis Peak wells. Further, the Company assets that it has timely furnished all Look-Back information and that no 2006 Look-Back payments are owed to Geostar.

Geostar and West Virginia Gas Corporation, an affiliate of Geostar, also assert claims against the Company and its current chief executive officer, alleging that the Company and its current chief executive officer tortiously interfered with an alleged contract between Geostar and with certain West Virginia individuals and entities. According to the lawsuit, these individuals and entities allegedly promised to give their oil, gas, and coalbed methane opportunities in West Virginia and Pennsylvania to Geostar. Geostar and West Virginia Gas Corporation alleged that Gastar and its chief executive officer caused those individuals and entities to establish and use new business entities to allegedly conceal opportunities from West Virginia Gas Corporation and to funnel them to the Company, the Company’s chief executive officer and the West Virginia individuals and entities.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Gastar Exploration, Ltd., Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. Geostar Corporation, First Source Texas, Inc., First Source Bossier, LLC, and First Texas Gas, LP. In July 2007, the Company filed a lawsuit against Geostar and affiliates seeking relief in connection with the failure by Geostar and its affiliates to execute formal assignments of certain leases that were omitted from the schedule of leases attached to the assignments executed by Geostar affiliates in June 2005 pursuant to Purchase and Sale Agreements covering Texas properties of Geostar and its affiliates. The lawsuit asks the court to decree that in the transaction evidenced by the Purchase and Sale Agreements, affiliates of the Company acquired title to all properties in Texas in which Geostar and its affiliates owned an interest and that Geostar and its affiliates are obligated to execute formal assignments with regard to all such leases. The lawsuit has been served on Geostar and its affiliates, and the case is in its early stages.

Gastar Exploration Ltd., Gastar Exploration USA, Inc. f/k/a First Sourcenergy Wyoming Inc., Gastar Exploration New South Wales, Inc., f/k/a First Sourcenergy Group, Inc., Gastar Exploration Victoria, Inc. f/k/a First Sourcenergy Victoria, Inc.,, Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. Geostar Corporation. In July 2007, the Company and affiliates filed a lawsuit in the District Court of Harris County, Texas against Geostar in connection with Geostar’s failure to deliver to the Company and its affiliates corporate records of the Company and its affiliates that have been retained by Geostar. Representatives of the Company and its affiliates have previously demanded return of the corporate records retained by Geostar, but Geostar has failed to return the records. The lawsuit asks the court to decree that the Company and its affiliates are entitled to possession of the corporate records and order their return to the Company and its affiliates. The lawsuit also seeks recovery of actual and punitive damages, costs, and attorney’s fees.

11. Supplemental Disclosure of Cash Flow Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash paid for interest	$5,562	$5,512

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$7,379	$5,699
Asset retirement obligation included in oil and natural gas properties	$1,109	$94
Common shares issued under senior secured notes	$606	$4,249

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Activities

Hilltop Area, East Texas

The majority of our activity focus has been in the deep Bossier play in the Hilltop area, located in East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties, Texas. During the six months ended June 30, 2007, we continued our exploratory drilling program in this area, successfully drilling five gross (2.8 net) wells, resulting in successful completions of 15 out of 16 deep Bossier wells drilled to date. Drilling activities are continuing in the area. In May 2007, we sold a portion of our undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $68.2 million, net of transaction costs of approximately $1.4 million, resulting in a gain on sale of $38.9 million. As a result of the sale of undeveloped acreage, our post-sale acreage in East Texas is approximately 34,500 gross (16,350 net) acres. For the six months ended June 30, 2007, net production from the Hilltop area averaged 10.0 MMcfd.

During 2006, we participated in a 3-D seismic survey that covered all of our retained undeveloped acreage position in the Hilltop area. The 3-D processed seismic data has been processed and is currently being evaluated.

Coalbed Methane – Powder River Basin, Wyoming

We own an approximate 40% average working interest in 54,966 gross (21,854 net) acres in the Powder River Basin of Wyoming. During the six months ended June 30, 2007, we participated in the drilling of approximately 23 gross (10.5 net) wells. An active recompletion and drilling program is continuing. For the six months ended June 30, 2007, our net production from Powder River area averaged 4.4 MMcfd.

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

Coalbed Methane – PEL 433-434, Gunnedah Basin, New South Wales, Australia

In July 2007, we entered into a Farm-In Agreement with our PEL 238 joint venture partners under which we will earn a 35% working interest in the PEL 433 and adjoining PEL 434 properties, located in New South Wales. Under the terms of the Farm-In Agreement, we will pay the costs of a two core-hole program and the related costs of the evaluation of the coal reservoirs intersected by the core-holes.

PEL 433 is located south of PEL 238 where we and our joint venture partners are developing our Gunnedah Basin Gas Project (Coal Seam Gas Joint Venture) targeting independent certification of proved and probable (2P) gas reserves by year end 2007. The two core-hole drilling program commenced during July on PEL 433 to evaluate coal seam gas potential. The core-holes will evaluate the coal seam gas potential of the Hoskissons Coal Seam within the Late Permian Black Jack Coal Measures.

Coal evaluation core hole drilling completed during the 1970s and 1980s by the New South Wales Government has already identified the distribution and thickness of the coal measures within PEL 433. The Hoskissons Coal Seam is believed to be approximately 6 meters thick and widely distributed within the eastern part of PEL 433. There has been no previous coal seam gas exploration and evaluation work in the area, and there is no information on gas content, gas composition or coal permeability. The purpose of the PEL 433 core-hole program is to gather this additional information to evaluate the potential coal seam gas resource in the area.

The most prospective coal seam gas area within PEL 433 underlies the Central Ranges Natural Gas Pipeline that links Dubbo with Tamworth and joins with the larger Moomba-Sydney Gas Pipeline. This gas pipeline would enable gas sales within the region and potentially to Sydney and surrounding markets.

Coalbed Methane – EL 4416, Gippsland Basin, Victoria, Australia

We have a 75% interest in the CBM rights in EL 4416, an approximate 1.0 million gross (750,000 net) acre property covering a substantial part of the onshore portion of the Gippsland Basin of Victoria, Australia, located approximately 130 miles east of Melbourne. During 2006, we began initial long-term testing of the first of two wells completed on EL 4416. We have pre-funded $6.5 million for a 10-well drilling program, of which 2 gross (1.5 net) wells have been drilled during the six months ended June 30, 2007. The program includes the establishment of two “5-spot” pilots, one which incorporates two existing wells plus two wells designed to test for the presence and production potential of the coal at additional locations within the license area.

Results of Operations

The following is a comparative discussion of the results of operations for the three and six months ended June 30, 2007 and 2006. It should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006.

Net income. We reported net income attributable to common shares for the three months ended June 30, 2007 of $4.4 million, compared to a net loss of $6.7 million for the three months ended June 30, 2006. Net income for the three months ended June 30, 2007 includes a gain of $38.9 million on the sale of a portion of our undeveloped natural gas an oil acreage in the Hilltop area of East Texas, which was partially offset by an impairment of natural gas and oil properties of $28.5 million. The net loss for the three months ended June 30, 2006 included a litigation settlement expense of $1.2 million.

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of approximately $8.0 million for the three months ended June 30, 2007, up from $6.7 million for the comparable period in 2006. Of the 19% increase in revenues, 76% was attributable to increases in production resulting from the commencement of production of natural gas from new wells in East Texas in 2007, and 24% was attributable to increases in natural gas prices.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Three Months Ended June 30,
	2007	2006
Production:
Natural gas (MMcf)	1,357.7	1,182.8
Oil (MBbls)	2.4	2.8
Total (MMcfe)	1,372.2	1,199.3
MMcfe per day	15.1	13.2

Average sales prices:
Natural gas (per Mcf)	$5.75	$5.49
Oil (per Bbl)	$63.06	$67.29

Production taxes. We reported production taxes of $220,000 for the three months ended June 30, 2007, down from $366,000 for the comparable period in 2006. The decrease in production taxes is primarily due to severance tax refunds on the Hilltop area wells.

Lease operating expense. We reported lease operating expenses of $1.5 million for the three months ended June 30, 2007 and 2006. Our lease operating expense per Mcfe decreased to $1.10 per Mcfe during the three months ended June 30, 2007 from $1.21 per Mcfe for the comparable period in 2006. The decrease in per Mcfe lease operating expense was primarily the result of a reduction in ad valorem taxes and the fixed costs associated with natural gas treatment plants in East Texas and higher production volumes.

Transportation and treating. We reported expenses for transportation and treating of $339,000 for the three months ended June 30, 2007, up from $312,000 for the comparable period in 2006. The increase was attributable to slightly higher production values and increased cost per Mcfe in Wyoming.

Depletion, depreciation and amortization. We reported depletion, depreciation and amortization (“DD&A”) of $5.4 million for the three months ended June 30, 2007, up from $3.6 million for the comparable period in 2006. The DD&A rate for the three months ended June 30, 2007 was $3.97 per Mcfe, compared to $2.97 per Mcfe for the three months ended June 30, 2006. The increase in DD&A rate is primarily due to additional Hilltop area capital expenditures.

Impairment of natural gas and oil properties. We recorded a $28.5 million impairment of natural gas and oil properties for the three months ended June 30, 2007. The weighted average natural gas price utilized for the June 30, 2007 ceiling impairment evaluation was $5.75 per Mcf, held constant, as compared to $6.31 for the March 31, 2007 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the three months ended June 30, 2006.

General and administrative expenses. We reported general and administrative expenses of $3.5 million for the three months ended June 30, 2007, up from $3.1 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to increased stock based compensation, increased personnel costs and initial Sarbanes-Oxley compliance costs. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $931,000 for the three months ended June 30, 2007, up from $772,000 for the comparable period in 2006.

Litigation settlement expense. We reported a $1.2 million litigation settlement expense accrual for the three months ended June 30, 2006, which represented the 2006 settlement cost incurred in conjunction with the Western Gas Resources, et. al., litigation matter.

Interest expense. We reported interest expense of $3.7 million for the three months ended June 30, 2007, down from $3.8 million for the comparable period in 2006. For the three months ended June 30, 2007, our interest rate was 14.3% (10.1% excluding amortization and accretion charges) and 14.6% (10.6% excluding amortization and accretion charges), respectively.

Investment income and other. We reported $772,000 in investment income and other for the three months ended June 30, 2007, up from $492,000 for the comparable period in 2006. This increase was due to higher investable cash balances resulting from the sale of undeveloped acreage in the Hilltop area of East Texas in May 2007 and the related issuance of common shares.

Gain on sales of natural gas and oil properties . In May 2007, we sold a portion of our undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $68.2 million before transaction costs of approximately $1.4 million, resulting in a gain on sale of $38.9 million.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Net loss. We reported a net loss attributable to common shares for the six months ended June 30, 2007 of $6.6 million, compared to a net loss of $49.6 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 includes a gain of $38.9 million on the sale of a portion of our undeveloped acreage in the Hilltop area of East Texas, which was partially offset by an impairment of natural gas and oil properties of $28.5 million and a litigation settlement expense related to a proposed settlement with Geostar on certain matters The net loss for the three months ended June 30, 2006 included an impairment of natural gas and oil properties of $37.3 million and a litigation settlement expense of $1.2 million.

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. We reported revenues of $15.5 million for the six months ended June 30, 2007, up from $13.3 million for the comparable period in 2006. The 17% increase in revenues was attributable to a 21% increase in production resulting from the commencement of production of natural gas from new wells in East Texas in 2007. The increase in production was partially offset by a 4% decrease in natural gas prices.

Natural Gas and Oil Production and Average Sales Prices. Natural gas represents substantially all of our production. The table below sets forth production and sales information for the periods indicated:

	For the Six Months Ended June 30,
	2007	2006
Production:
Natural gas (MMcf)	2,610.8	2,176.2
Oil (MBbls)	5.6	3.0
Total (MMcfe)	2,644.3	2,194.2
MMcfe per day	14.6	12.1

Average sales prices:
Natural gas (per Mcf)	$5.80	$6.02
Oil (per Bbl)	$58.49	$66.87

Production taxes. We reported production taxes of $514,000 for the six months ended June 30, 2007, down from $766,000 for the comparable period in 2006. The decrease in production taxes is primarily due to the severance tax refunds on wells in the Hilltop area.

Lease operating expense. We reported lease operating expenses of $3.2 million for the six months ended June 30, 2007, up from $2.7 million for the comparable period in 2006. This increase was attributable to higher production volumes and higher workover costs. Our lease operating expense per Mcfe decreased to $1.21 per Mcfe during the six months ended June 30, 2007 from $1.23 per Mcfe for the comparable period in 2006. The decrease in per Mcfe lease operating expense was primarily the result of lower ad valorem taxes and the fixed costs associated with natural gas treatment plants in East Texas being allocated over higher production volumes.

Transportation and treating. We reported expenses for transportation and treating of $662,000 for the six months ended June 30, 2007, up from $616,000 for the comparable period in 2006. The increase was attributable to higher costs per Mcf of natural gas produced in Wyoming.

Depletion, depreciation and amortization. We reported depletion, depreciation and amortization (“DD&A”) of $9.8 million for the six months ended June 30, 2007, up from $7.9 million for the comparable period in 2006. The DD&A rate for the six months ended June 30, 2007 was $3.70, compared to $3.59 per Mcfe for the six months ended June 30, 2006. The increase in DD&A rate is primarily due additional Hilltop area capital expenditures.

Impairment of natural gas and oil properties. We recorded a $28.5 million impairment of natural gas and oil properties for the six months ended June 30, 2007. The weighted average natural gas price utilized for the June 30, 2007 ceiling impairment evaluation was $5.75 per Mcf, held constant. For the six months ended June 30, 2006, we recorded an impairment of $37.3 million, utilizing a weighted average natural gas price of $5.79 per Mcf, held constant.

General and administrative expenses. We reported general and administrative expenses of $6.7 million for the six months ended June 30, 2007, up from $5.6 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to increased stock based compensation expense and increased personnel costs. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $2.2 million for the three months ended June 30, 2007, up from $1.3 million for the comparable period in 2006.

Litigation settlement expense. We reported a $5.0 million litigation settlement expense accrual for the six months ended June 30, 2007 related to a proposed settlement with Geostar on certain matters. (See Footnote 10, “Commitments and Contingencies – Geostar Corporation” for additional information on litigation settlement expense.) We reported a $1.2 million litigation settlement expense accrual for the six months ended June 30, 2006, which represented the 2006 settlement cost incurred in conjunction with the Western Gas Resources, et. al., litigation matter.

Interest expense. We reported interest expense of $7.7 million for the six months ended June 30, 2007, up from $7.6 million for the comparable period in 2006. For the six months ended June 30, 2007, our interest rate was 14.6% (10.5% excluding amortization and accretion charges) and 14.4% (10.4% excluding amortization and accretion charges), respectively.

Investment income and other. We reported $1.1 million in investment income and other for the six months ended June 30, 2007, up from $1.0 million for the comparable period in 2006. This increase was due to higher investable cash balances resulting from the sale of undeveloped acreage in the Hilltop area of East Texas in May 2007 and the related issuance of common shares.

Gain on sales of natural gas and oil properties. In May 2007, we sold a portion of our undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $68.2 million before of transaction costs of approximately $1.4 million, resulting in a gain on sale of $38.9 million.

Liquidity and Capital Resources

For the six months ended June 30, 2007, we reported positive cash flow from operations of $5.7 million. Capital expenditures on natural gas and oil properties totaled $46.8 million during the period. We received proceeds from the sale of unproved natural gas and oil properties of $66.8 million, after transaction costs, and net proceeds of $23.4 million from the issuance of common shares. At June 30, 2007, we had approximately $92.7 million in available cash and cash equivalents for future capital expenditures and general corporate purposes.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans, particularly our drilling plans in East Texas and Australia, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, sale of assets, the issuance of subordinated debt or the issuance of additional equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We cannot be certain that future funds will be available to fully execute our current business plan. The senior secured notes prohibit us from issuing any debt senior or pari passu to the senior secured notes and may limit our ability to borrow subordinated funds and payment of dividends.

Our capital expenditures in the next 12 months under our current business plan are estimated to total approximately $82.0 million, of which $47.1 million is estimated to be spent on unconventional natural gas and oil exploration and development operations in East Texas, $4.1 million is estimated to be spent on CBM projects in the United States, $14.3 million on additional projects in the U.S. and $16.5 million is estimated to be spent on CBM projects in Australia. Based on our current budget, we have sufficient capital to fund our exploration and development activities in East Texas and Australia for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the three and six months ended June 30, 2007, a 10% change in the prices received for natural gas production would have had an approximate $796,000 and $1.5 million impact on our revenues, respectively. To date, we have not entered into hedge transactions to mitigate our commodity pricing risk.

Interest Rate Risk

The carrying value of our debt approximates fair value. At June 30, 2007, we had approximately $106.3 million in principal amount of long-term debt of which $73.0 million of senior secured notes was subject to a floating interest rate of three-month LIBOR plus 6%. Our convertible senior debentures and subordinated unsecured notes payable are fixed rate debt, but the interest rates are not materially different than current prevailing market rates and, as such, their carrying value approximates fair value. A 10% fluctuation in interest rates would have an approximate $391,000 impact on annual interest expense.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in U.S. dollars, thus limiting our exposure to currency translation risk. For the six months ended June 30, 2007, our Australian activities consisted of capital expenditures totaling approximately $5.8 million. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 4.	Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements, included herein.

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

On May 9, 2007, the Company completed the sale of a portion of the Company’s East Texas undeveloped natural gas and oil acreage to a third party for total consideration, transaction costs, of $88.2 million, including the purchase of 10 million newly issued Gastar common shares at a price of $2.00 per share, or $20 million. The issuance of the common shares was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

On May 23, 2007 in conjunction with the May 9, 2007 sale of 10 million newly issued common shares, Chesapeake acquired an additional 1,757,195 of the Company’s common shares at $2.00 per share pursuant to its preemptive rights under a Common Stock Purchase Agreement dated November 4, 2005. The issuance of the common shares was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 1, 2007, we held our annual meeting of shareholders. At the annual meeting, there were 131,368,312 common shares entitled to vote attending by person or by proxy. As a result, the total common shares represented at the meeting were 67.25% of the total 195,341,375 of common shares outstanding as of the record date and entitled to vote. The following matters were voted upon and passed:

1.	To fix the board of directors of the Company at five (5) members: VOTES FOR 130,930,495, WITHHELD 437,817.

2.	To elect a board of directors of the Company for the ensuing year:

	For	Withheld
Abby Badwi	130,983,209	385,104
Thomas Crow	130,970,810	397,504
Richard Kapuscinski	130,278,546	1,089,769
J. Russell Porter	129,779,445	1,588,871
John M. Selser, Sr.	130,978,113	390,204

3.	To approve the reappointment of BDO Seidman, LLP, as the independent registered public accounting firm of the Company for the ensuing year and to authorize the board of directors to fix the auditors’ remuneration: VOTES FOR 131,181,352, VOTES WITHHELD 186,966.

4.	To approve amendments to Bylaws. VOTES FOR 71,293,944, VOTES WITHHELD 623,164.

5.	To approve amendments to Articles. VOTES FOR 49,803,734, WITHHELD 22,112,375.

Item 5.	Other Information

None

Item 6.	Exhibits

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

GASTAR EXPLORATION LTD.

Date: August 14, 2007	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Appendix B to the Company’s Proxy Statement for the Annual and Special Meeting of Shareholders dated April 30, 2007 to be held June 1, 2007.

3(ii)	Bylaws of Gastar Exploration Ltd. approved at March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Form of placement agent warrant to purchase common shares of Gastar Exploration Ltd. in connection with issuances of 9.75% Convertible Senior Unsecured Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.6	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Securities Purchase Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein for the purchase of $63.0 million in principal amount of senior secured notes (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.8	Form of Senior Secured Note dated as of June 17, 2005 (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.9	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.10	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.11	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.12	Placement agent warrant to purchase 510,525 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004 (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.13	Placement agent warrant to purchase 1,989,475 common shares of Gastar Exploration Ltd. in connection with the sale of $15.0 million in principal amount of 15% subordinated notes in October 2004 (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.14	Form of 10% subordinated note issued June 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.15	Form of warrant to purchase common shares of Gastar Exploration Ltd issued in connection with the sale of 10% subordinated notes in June 2004 (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.16	Form of warrant to purchase common shares of Gastar Exploration Ltd. issued in connection with a private placement of working interests in 2002 (incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.17	Agreement between Gastar Exploration Ltd. and Geo Star Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.18	First Amendment dated September 6, 2005 to Securities Purchase Agreement dated as of June 17, 2005 by and among Gastar Exploration Ltd and the purchasers named therein for the purchase of $63.0 million in principal amount of senior secured notes (incorporated by reference to Exhibit 4.18 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.19	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.20	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.21	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.22	Form of Subscription Agreement for private offering of 25 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as periodically amended (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 15, 2006. File No. 001-32714).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.5	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.6	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.7	Purchase and Sale Agreement between Geostar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.8	Participation and Operating Agreement between Geostar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.9	Promissory Note for $15 million between Geostar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001- 32714).

10.11*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.12	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.14	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.15	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.16	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1	Subsidiaries of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. File No. 001-32714).

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.