Form 10-K
period 2007-12-31
GASTAR EXPLORATION LTD
filed 2008-03-17
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0570897
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(Zip Code)

(713) 739-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of $2.05 per common share on the American Stock Exchange at the close of business on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $347,739,705.

As of March 13, 2008, there were 208,194,570 common shares outstanding.

Documents incorporated by reference. None

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

i

Cautionary Statement about Forward-Looking Statements

Some of the information included in this Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the use of forward-looking words, including “may”, “expect”, “anticipate”, “plan”, “project”, “believe”, “estimate”, “intend”, “will”, “should” or other similar words. Forward-looking statements may include statements that relate to, among other things our:

•	Financial position;

•	Business strategy and budgets;

•	Anticipated capital expenditures;

•	Drilling of wells;

•	Natural gas and oil reserves;

•	Timing and amount of future production of natural gas and oil;

•	Operating costs and other expenses;

•	Cash flow and anticipated liquidity;

•	Prospect development; and

•	Property acquisitions and sales.

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for natural gas and oil;

•	Demand for natural gas and oil;

•	Natural gas and oil price volatility;

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes;

•	Ability to raise capital to fund capital expenditures;

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Operating hazards inherent to the natural gas and oil business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	Adverse weather conditions;

•	Availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	The number of well locations to be drilled and the time frame in which they will be drilled;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Potential defects in title to our properties;

•	Federal and state regulatory developments and approvals;

•	Losses possible from pending or future litigation;

•	Environmental risks;

•	Worldwide political and economic conditions; and

•	Operational and financial risks associated with foreign exploration and production.

You should not unduly rely on these forward-looking statements in this Form 10-K, as they speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K or to reflect the occurrence of unanticipated events. See the information under the heading “Item 1A—Risk Factors” for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

Unless otherwise indicated or required by the context, (i) “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Form 10-K are stated in United States (“U.S.”) dollars unless specifically noted in Canadian dollars (“CDN$”) or Australian dollars (“AUD$”), and (iii) all financial data included in this Form 10-K has been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

PART I

Item 1.	Business

Overview

We are a Houston, Texas-based independent natural gas and oil company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our domestic drilling activities are focused on exploiting our multi-year inventory of drilling locations in the deep Bossier sands and Knowles Limestone plays in the Hilltop area of East Texas and continuing exploitation of our coal bed methane, or “CBM”, assets in the Powder River Basin of Wyoming and Montana. Our operations in Australia are focused on the development of over 7.0 million gross (2.9 million net) acres of CBM rights in New South Wales and Victoria, Australia. We believe that our dual focus enables us to generate high initial production and long-lived producing wells with strong cash flow dynamics from our East Texas activities, while also providing us with significant reserve upside through the development of our Australian resource plays. We are a Canadian corporation incorporated in Alberta in 1987. We are publicly traded on the American Stock Exchange under the ticker symbol “GST” and on the Toronto Stock Exchange, or TSX, under the ticker symbol “YGA”.

Our Strategy

Continue Exploitation of Existing East Texas Assets.    Our East Texas portfolio includes 18 producing wells, which we anticipate will grow to 25 wells over the next 12 months. We have identified numerous Bossier and Knowles Limestone potential drilling opportunities on our current acreage position. These assets represent opportunities with strong return characteristics supportive of significant near-term production and cash flow growth.

Actively Manage Our Domestic Drilling Program.    We believe operating our core East Texas properties enables us to control the timing and cost of our drilling budget, as well as control operating costs and the marketing of our production. We have assembled an experienced team of operating professionals with specialized skills necessary to plan and execute the drilling and completion of the deep, high-temperature and high-pressure wells targeting the deep Bossier formation.

Exploit CBM Asset Base.    Our asset positions in southeastern Australia represent opportunities for significant reserve growth through our CBM drilling programs. Due to our pilot production success and the anticipated build up in the energy infrastructure in New South Wales, we anticipate continued participation with our operating partners in further pilot production, core-hole and other exploratory CBM activities. Initial commercial production from the Petroleum Exploration License “PEL” No. 238, or “PEL 238”, is anticipated in late 2008. We continue to evaluate our other CBM assets in the Powder River Basin in Wyoming and Montana for continued development drilling and re-completion activities that provide a source of stable production and cash flow.

Manage and Utilize Technological Expertise.    We believe that 3-D seismic analysis, enhanced natural gas recovery processes, horizontal drilling, and other advanced drilling technologies and production techniques are useful tools that improve drilling results and ultimately enhance production and returns. We believe that utilizing these technologies and production techniques in exploring for, developing and exploiting natural gas and oil properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of natural gas and oil from our properties.

Pursue Opportunistic Acquisitions.    We review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are located in our core operating areas. We are seeking to acquire properties that provide a strategic fit with our existing activities or that represent new strategic areas that have a proved reserve base coupled with significant exploration or exploitation potential.

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

Hilltop Area, East Texas

Hilltop Area, East Texas.    The majority of our activities has been in the deep Bossier play in the Hilltop area, located in East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties. This exploration play has attracted some of the largest and most active operators in the U.S. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production, significant decline rates and long-lived reserves.

Our first successful operated well was spudded in 2003 and placed on production in September 2004. As of December 31, 2007, we had successfully completed 14 out of 15 deep Bossier wells and four out of four Knowles Limestone wells. During 2007, we drilled and successfully completed a total of five gross (3.0 net) Bossier wells and three gross (1.5 net) Knowles Limestone wells.

In May 2007, we sold a portion of our undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $66.5 million, net of transaction costs of approximately $1.2 million, resulting in a gain on sale of $38.5 million. We currently have a total of approximately 35,400 gross (16,300 net) acres in the Bossier play. In July 2007, we completed the processing of a 3-D seismic survey purchased earlier in the year. This survey covered all of our retained undeveloped acreage position and is being interpreted and used in the selection of our drilling locations. For 2008, we plan to drill up to three deep Bossier wells and four Knowles Limestone wells.

For the year ended December 31, 2007, net production from the Hilltop area averaged 13.0 MMcf per day. In January 2008, net production from the Hilltop area averaged approximately 20.2 MMcf per day.

Coalbed Methane—Powder River Basin, Wyoming and Montana

We own an approximate 40% average working interest in approximately 55,000 gross (21,900 net) acres in the Powder River Basin of Wyoming and Montana. The Powder River Basin has been an important natural gas producing area for nearly 100 years. Generally, CBM wells are shallow and less costly than conventional natural gas wells. Our primary areas of activity in the Powder River Basin are the Squaw Creek, Ring of Fire and adjacent fields, all of which are located north of Gillette, Wyoming in an active drilling area.

During 2006, we participated in the drilling of approximately 27 (12.5 net) CBM wells. As of December 31, 2007, we had an interest in 283 gross (125.2 net) productive CBM wells producing in the Basin. For the year ended December 31, 2007, our average net production from our CBM properties in the Powder River Basin was approximately 5.1 MMcf per day. We anticipate continuing our recompletion and drilling program in 2008. Our activity level will be influenced by regional natural gas prices, which remained lower than its historic prices relative to Gulf Coast Henry Hub natural gas prices during late 2007. Regional prices in early 2008 have rebounded to, or above, historic price levels.

Coalbed Methane—PEL 238, Gunnedah Basin, New South Wales, Australia

We have a 35% interest in PEL 238, a CBM exploratory property covering approximately 2.2 million gross (786,000 net) acres, located in the Gunnedah Basin of New South Wales, approximately 250 miles northwest of Sydney, Australia, near the town of Narrabri. We believe that the strategic location of the properties and potential CBM reserves near the large natural gas markets in the Sydney-Newcastle-Wollongong area and the concession’s location relative to other developing gas markets should create a competitive marketing advantage for the natural gas reserves that may be developed on PEL 238.

Extensive coring of the coal on PEL 238 by the Australian government has provided a thorough understanding of the coal resources and potential CBM resource in place on our license. Two primary coal seams are found on the PEL 238 license, the Late Permian aged Hoskisson coal formation and the Early Permian aged Maules Creek coal formation.

During 2006, we participated with our joint venture partner and license operator, Eastern Star Gas Limited, in the drilling of eight new vertical coal seam natural gas wells on approximately 40-acre spacing in close proximity to an existing well within the Bohena Project Area of PEL 238 and one additional monitoring well. The results from the pilot production phase of the program have been positive, with the results confirming the high measured permeability of the coal and the presence of natural gas in the coal.

During 2007, we and our joint venture partner were approached by potential buyers with an interest in potentially contracting for up to 1 Tcf of natural gas from PEL 238. In March 2007, we announced that we and our joint venture partner had executed a Memorandum of Understanding (“MOU”) with Macquarie Generation, a New South Wales government-owned electricity generator, for the potential future supply of natural gas for its Bayswater power station. Macquarie Generation is Australia’s largest electricity producer and owns and operates two coal fired power stations in the Hunter Valley-Bayswater and Liddell. A long-term natural gas supply and purchase agreement with Macquarie Generation could include up to 500 Bcf to be delivered over a 15 to 20 year period commencing in late 2010, though there is no assurance that such an agreement will ultimately be reached or that such volumes will ultimately be produced from PEL 238. In addition, a potential gas supply and purchase agreement with Macquarie Generation would serve to underpin the development of the approximately 300 kilometers of pipeline infrastructure necessary to transport gas from the PEL 238 concession to Bayswater. An additional 150 kilometers of pipeline infrastructure would be required to access the natural gas markets of Sydney-Newcastle-Wollongong area.

In November 2007, we announced that we and our joint venture partner had entered into a second MOU with Babcock & Brown (“Babcock & Brown MOU”) to supply gas from the PEL 238 and PEL 433 concessions for use in the generation of electricity. The Babcock & Brown MOU envisions the supply of up to 30 Bcf per year of natural gas from the Gunnedah Gas Project to be delivered over multiple years for use in a gas fueled power station to be developed by Babcock & Brown in northern New South Wales, Australia commencing in late 2010. Natural gas sales under the anticipated agreements could be expanded to meet requirements for power station developments at other locations, though there is no assurance that such an agreement will ultimately be reached or that such volumes will ultimately be produced from the PEL 238 and PEL 433 concessions.

In September 2007, our independent petroleum engineers, Netherland Sewell & Associates, Inc. (“NSAI”), certified a quantity of proved and probable reserves under guidelines established by the Society of Petroleum Engineers (“SPE”), as a result of the success of one of our pilot production projects on PEL 238. These reserves, however, are not yet established as proved reserves under Securities and Exchange Commission, or SEC, guidelines nor can we assure that other unevaluated acreage will contain similar reserves.

Petroleum Assessment Lease 2, or PAL 2, was issued by the New South Wales Department of Primary Industries on October 30, 2007. PAL 2, in which Gastar holds a 35% interest, lies within PEL 238 and covers the existing Bohena Project Area of approximately 65,000 gross acres including the Bibblewindi and Bohena Production Pilots, with umbilical areas connecting to the Wilga Park Power Station. The assessment lease, which is intended for the area to be assessed for an eventual production lease, allows gas production from the two production pilots to ultimately be transported by a dedicated gas gathering system to the power station for electricity production and sale. We and our joint venture partner are in the permitting phase for the construction of the gathering system and pipeline, which is anticipated to be completed by late 2008.

During 2008, we, together with our joint venture partner intend to expand our pilot production drilling program on the PEL 238 concession. Through a planned development program in PEL 238 consisting of additional production pilot projects and core hole drilling, we are aiming to convert a portion of the substantial gross resource potential into additional certifiable proved and probable reserves as we move towards large-scale commercial production. We anticipate the certification of proved reserves and the growth of our probable reserves as necessary to support the development of infrastructure to service growing natural gas demand in New South Wales. Contracts and capital commitments for the construction of such infrastructure as well as gas sales or use contracts on PEL 238, will be necessary before we can recognize proved reserves under SEC guidelines.

The area on which PEL 238 is located is subject to a native title claim lodged in March 2007 by the Gomeroi Narrabri People (NSD437/07). See “Governmental Regulation-Australian Governmental Regulation-Native Title”.

Coal Bed Methane—PEL 433-434, Gunnedah Basin, New South Wales, Australia

PEL 433 is located south of PEL 238 where Gastar and our joint venture partner, Eastern Star Gas Limited, are developing the Gunnedah Basin Gas Project (Coal Seam Gas Joint Venture). Coal evaluation core-hole drilling completed during the 1970s and 1980s by the New South Wales government identified the distribution and thickness of the coal measures within a portion of PEL 433. The Hoskissons Coal Seam is believed to be approximately 4 to 6 meters thick and widely distributed within the eastern part of PEL 433. There has been no previous coal seam gas exploration and evaluation work in the area, and there is no information on gas content, gas composition or coal permeability.

In July 2007, we entered into a Farm-In Agreement with Eastern Star Gas Limited under which we have earned a 35% working interest in the PEL 433 and adjoining PEL 434 properties. Under the terms of the Farm-In Agreement, we paid the costs of a two core-hole program and the related costs of the evaluation of the coal reservoirs intersected by the core-holes.

The two corehole drilling program commenced during July 2007 and evaluated the coal seam gas potential of the Hoskissons Coal Seam within the Late Permian Black Jack Coal Measures. Additional coring may be undertaken on PEL 433 to provide additional data on coal depth, thickness, permeability, gas contents and composition.

The area believed to be the most prospective for coal seam gas within PEL 433 underlies and is in close proximity to the Central Ranges Natural Gas Pipeline that links Dubbo with Tamworth and joins with the larger Moomba-Sydney Gas Pipeline. This gas pipeline would enable gas sales within the region and potentially in Sydney and surrounding markets.

The area on which PEL 433 is located is subject to a native title claim lodged in June 2002 by the Tubba-Gah People (NSD6010/02). See “Governmental Regulation—Australian Governmental Regulation—Native Title”.

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

During 2006, we began initial long-term testing of the first of two wells completed on EL 4416. Before a pump failure, early water production had been significant, indicating permeability in the targeted coal seam. In late 2006, we pre-funded $6.5 million for a 10-well drilling program, which commenced drilling operations in late 2006. The program included the establishment of two “five-spot” pilots, one incorporating two existing wells and two wells designed to test for the presence and production potential of the coal at additional locations within the license area. In one of the two previously drilled wells, we have installed larger capacity pumps to facilitate de-watering operations.

Prior to the completion of the 10-well program mentioned above, Gastar and the operator of EL 4416, a subsidiary of GeoStar Corporation (“GeoStar”), became involved in a number of disputes concerning Gastar’s right to an assignment of its interest in EL 4416 and other jointly-owned properties. As a result, the operator has not provided Gastar with information concerning the results of the 10-well drilling program nor an accounting for the use of the funds provided for the drilling of the 10 CBM wells. While we believe we have good beneficial title to our interest in EL 4416, the subsidiary of GeoStar has not delivered to us a title assignment of our interest in a form to be recorded with Australian government officials. We have sent a letter to GeoStar demanding the arbitration of these issues. See Item 3, “Legal Proceedings—Arbitration and Litigation with GeoStar Corporation and Affiliates”.

No native title claims have been lodged at this time in relation to the area on which EL 4416 is located. See “Governmental Regulation—Australian Governmental Regulation—Native Title”.

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

Australian natural gas markets and infrastructure exist and are viable markets; however, they are not as developed as the markets and infrastructure in the United States. Specifically, the PEL 238 concession is currently not served by any natural gas infrastructure. The initial gas market for PEL 238 natural gas is anticipated to be an electricity generation facility owned and operated by Eastern Star Gas Ltd. and located near the town of Narrabri, New South Wales, Australia. Although there currently is no pipeline from the existing and planned CBM project areas, we and our joint venture partner are in the permitting phase for the construction of the gathering system and pipeline, which is anticipated to be completed by late 2008.

The longer term market for PEL 238 natural gas is considered to be future gas-fired power generation facilities in New South Wales and the industrial and residential markets in the Sydney-Newcastle-Wollongong areas of New South Wales. Recent announcements of planned LNG facilities in southern Queensland are to be sourced from coalbed methane projects, which could potentially lead to the possibility of a portion of future PEL 238 production being sold to LNG export facilities. In March 2007, we announced that we had executed, along with our joint venture partner, a MOU with Macquarie Generation, a government-owned electricity generator in the state of New South Wales, Australia. The MOU sets the framework for negotiation of a potential long-term agreement to supply natural gas for Macquarie Generation’s Bayswater power station. In November 2007, we announced that we and our Joint venture partner had entered into a second MOU with Babcock & Brown (“Babcock & Brown MOU”) to supply gas from the PEL 238 and PEL 433 concessions for use in the generation of electricity. The Babcock & Brown MOU envisions the supply of up to 38 Bcf per year of natural gas from the Gunnedah Gas Project over multiple years for use in a gas fueled power station to be developed by Babcock & Brown in northern New South Wales, Australia commencing in late 2010. Natural gas sales under the anticipated agreements could be expanded to meet requirements for power station developments at other locations, though there is no assurance that such an agreement will ultimately be reached or that such volumes will ultimately be produced from the PEL 238 and PEL 433 concessions. In addition, a potential gas supply and purchase agreement with Macquarie Generation would serve to underpin the development of the approximately 300 kilometers of pipeline infrastructure necessary to transport gas from the PEL 238 concession to Bayswater. An additional 150 kilometers of pipeline infrastructure would be required to access the natural gas markets of Sydney-Newcastle-Wollongong area.

The area on which PEL 433 is located is subject to a native title claim lodged in June 2002 by the Tubba-Gah People (NSD6010/02). See “Governmental Regulation – Australian Governmental Regulation-Native Title”.

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

Our very limited oil production in Texas and the Appalachian Basin in West Virginia is sold under spot sales transactions at market prices. The availability and price responsiveness of the multiple oil purchasers provides for a highly competitive and liquid market for oil sales.

In March 2008, we entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of our natural gas production from the Hilltop area of East Texas. These agreements are effective September 1, 2007 and have a term of 10 years. ETC currently provides us 50 MMcfd of treating capacity and 120 MMcfd of gathering capacity. We have the right to request ETC build, at their cost, up to 150 MMcfd of treating and gathering capacity during the term of the agreement, provided that our production equals 85% of the then existing treating and gathering capacity for a 30 day period. We may at any time elect to have our treating and gathering capacity increased subject to cost indemnifications to ETC. Additional treating and gathering capacity requests must be in at least 25 MMcfd and 5 MMcfd increments, respectively. In addition, we must furnish to ETC information that reasonably demonstrates that our projected production for the five years after expansion is sufficient to warrant the costs to create the expanded treating and gathering capacity. The incremental volume increases in treating and gathering capacity shall be subject to marginal increases in treating fees. Pursuant to the agreements, we have access up to 150 MMcfd of firm transportation on ETC’s system or the pipelines of its affiliates or subsidiaries from the tailgate of the treating facility to Katy Hub. We have the option to sell and ETC has the obligation to buy, up to 150 MMcfd of our Hilltop production at delivery points upstream of ETC’s gathering and treating facilities. We do not have an obligation to deliver to ETC volumes in excess of 150 MMcfd, but should ETC elect to purchase such excess volumes, purchases will be subject to the treating and gathering expansion terms set forth in the agreements.

During 2007, ETC and Enserco Energy, Inc. (“Enserco”) accounted for 78% and 20% of our natural gas and oil revenues, respectively. During 2006, sales to ETC and Enserco accounted for 63% and 25% of our natural gas and oil revenues, respectively. During 2005, ETC and Enserco accounted for 65% and 26%, respectively, of our natural gas and oil revenues. Although ETC is the major natural gas purchaser and transporter in the area of our deep Bossier play and only limited natural gas purchaser and transporter alternatives are currently available in this area, management believes that other natural gas purchasers and transporters could ultimately be located and would minimize any long-term material adverse impact on our financial condition or results of operations. Management believes that the loss of Enserco in the Powder River Basin would not have a long-term material adverse impact on our financial position or results of operations, as there are numerous other purchasers operating in the Powder River Basin.

Competition

The natural gas and oil industry is intensely competitive and speculative in all of its phases. We encounter competition from other natural gas and oil companies in all areas of our operations. In seeking suitable natural gas and oil properties for acquisition, we compete with other companies operating in our areas of interest, including large natural gas and oil companies and other independent operators, many of whom have greater financial resources and in many instances, have been engaged in the exploration and production business for a much longer time than we have. Many of our competitors also have substantially larger operating staffs than we do. Many of these competitors not only explore for and produce natural gas and oil but also market natural gas and oil and other products on a regional, national or worldwide basis. These competitors may be able to pay more for productive natural gas and oil properties and exploratory prospects and define, evaluate, bid for and purchase a greater number of properties and prospects than us. In addition, these competitors may have a greater ability to continue exploration activities during periods of low market prices. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Prices of our natural gas and oil production are controlled by market forces. However, competition in the natural gas and oil exploration industry also exists in the form of competition to acquire leases and obtain favorable transportation prices. We are smaller and have a more limited operating history than most of our competitors and may have difficulty acquiring additional acreage and/or projects and may have difficulty arranging for the transportation of our production. We also face competition in obtaining natural gas and oil drilling rigs and in providing the manpower to operate them and provide related services.

Governmental Regulation

In addition to the environmental regulations discussed below, our natural gas and oil exploration, production and related operations are subject to extensive rules and regulations promulgated in the United States and Australia. These laws and regulations, all of which are subject to change from time to time, include matters relating to land tenure; drilling and production practices, such as discharge permits and the spacing of wells; the disposal of water resulting from operations and the processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials; bonding requirements; ongoing obligations for licensing; reporting requirements; marketing and pricing policies; royalties; taxation; and foreign trade and investment.

Failure to comply with these rules and regulations can result in substantial penalties. Furthermore, we could be liable for personal injuries, property damage, spills, discharge of hazardous materials, reclamation costs, remediation, clean-up costs and other environmental damages as a consequence of acquiring a natural gas or oil prospect or acreage.

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

U.S. Governmental Regulation

Transportation and Sale of Natural Gas.    Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the regulations promulgated thereunder by the Federal Energy Regulatory Commission, or FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act of 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act of 1938 and Natural Gas Policy Act of 1978 price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, re-enact price controls in the future.

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

Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their effect, if any, on our operations. The natural gas industry historically has been closely regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue indefinitely into the future. We do not believe that we will be affected by any action taken in a materially different way than other natural gas producers, gatherers and marketers with which we compete.

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

Regulation of Production.    The production of natural gas and oil is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of the natural gas and oil properties; the establishment of maximum rates of production from natural gas and oil wells; the spacing of wells; and the plugging and abandonment of wells and removal of related production equipment. These regulations can limit the amount of the natural gas and oil we can produce from our wells, limit the number of wells, or limit the locations at which we can conduct drilling operations. Moreover, each state generally imposes a production or severance tax with respect to production and sale of natural gas, natural gas liquids and crude oil within its jurisdiction.

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

Foreign Investment Regulation.    Foreign investment in Australia is regulated by the commonwealth through its foreign investment legislation and policy. In some circumstances, Australian foreign investment regulation and policy requires foreign interests to obtain prior approval from the Treasurer before investing in specific industry sectors. The Foreign Investment Review Board administers the regulation of foreign investment on behalf of the commonwealth. Its functions include analyzing proposals by foreign interests for investment in Australia and making recommendations to the government on the compatibility of those proposals with government policy and the relevant legislation. In some circumstances, the acquisition of, investment in or formation of a new business, or acquisition of urban land will require review and approval under the commonwealth foreign investment policy and regulations.

Native Title.    In a landmark Australian High Court decision in 1992, it was recognized that the native title to land of Indigenous Australians survived the acquisition of sovereignty by the British Crown. However native title to any particular area will only survive to the present if it has not been extinguished subsequently. Native title may be extinguished by the action of government, such as the creation of an interest that is inconsistent with native title. In particular, the grant of the right to exclusive possession through freehold title or a lease will wholly extinguish native title. Native title may also be extinguished if the connection between the land and the group of Aboriginal people claiming native title has been lost. The Native Title Act 1993 (Cth) was enacted in 1993 in order to provide a statutory framework for deciding questions such as where native title exists, who holds native title and how dealings affecting native title can be conducted in the future. Native title claims by Aboriginal groups can cover existing and potential natural gas and oil exploration and development areas. If we apply to the relevant state or territory for an onshore exploration permit or production license over Crown land or “Aboriginal” land which has a registered native title claimant or a registered native title holder, we will have to go through a mandatory negotiation process, followed by an arbitration conducted by the National Native Title Tribunal if no agreement can be reached through negotiation. The results of the negotiation may impose significant financial obligations on us. Each application for an exploration permit, production license or a pipeline license must be examined individually in order to determine the existence of native title claims or determinations. To validly affect native title, permits and licenses must be granted in compliance with the Native Title Act 1993 (Cth).

Australian Petroleum Regulation and Gas Markets.    All petroleum tenements in which we hold an interest are subject to specific licensing regulation in the relevant states. Each exploration permit or production license will (depending on the nature of the license and the state in which the project is located) be issued subject to various obligations. These may include obligations as to expenditure, payment of rent, consultation with occupiers and rehabilitation. These obligations must be met to maintain the good standing of the tenement. Licenses may be cancelled or revoked for non compliance. In Australia, the ownership of minerals (including petroleum) is vested in the government and ownership only passes to the license holder once the relevant mineral is extracted. We are required to pay Government royalties of 10% of the wellhead value of petroleum extracted. Several statutory mechanisms regulate access rights to a range of infrastructure in Australia including gas transmission pipelines. These involve generic access regulations contained in the Trade Practices Act 1974 (Cth) and industry specific schemes contained in specific legislative instruments, industry codes and schemes. Objectives of this regulatory regime include providing a process for establishing third party access to natural gas pipelines, facilitating the development and operation of a national natural gas market, promoting a competitive market for natural gas in which customers are able to choose their supplier, and providing a right of access to transmission and distribution networks on fair and reasonable terms and conditions. We cannot currently ascertain the impact of the regime objectives on our operations but believe it could benefit us.

Environmental Regulation

Our U.S. natural gas and oil exploration and production operations and similar operations that we do not operate but in which we own a working interest are subject to significant federal, state and local environmental laws and regulations governing environmental protection as well as the discharge of substances into the environment. These laws and regulations may restrict the types, quantities and concentrations of various substances that can be released into the environment as a result of natural gas and oil drilling, production and processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells; and restrict injection of liquids into subsurface strata that may contaminate groundwater. Governmental authorities have the power to enforce compliance with their laws, regulations and permits, and violations may result in the issuance of injunctions limiting or prohibiting operations, as well as administrative, civil and even criminal penalties. The effects of these laws and regulations, as well as the assessment of other laws or regulations that are adopted in the future, could have a material adverse impact on our operations and other operations in which we own an interest. As discussed below, our Australian operations are similarly subject to regulation by Australian authorities.

We believe that we are in substantial compliance with existing applicable environmental laws and regulations. However, it is possible that new environmental laws and regulations or the modification or more stringent enforcement of existing laws and regulations could have a material adverse effect on our operations and other operations in which we own an interest. As a general matter, the recent trend in environmental legislation and regulation is toward stricter standards, and this trend will likely continue. To date, we have not been required to expend significant resources in order to satisfy existing applicable environmental laws and regulations. However, there is no assurance that costs to comply with existing, and any new environmental laws and regulations in the future will not be material. In addition, if substantial liabilities to third parties or governmental entities are incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Moreover, a serious incident of pollution may result in the suspension or cessation of operations in the affected area. Although we maintain insurance coverage against costs of clean-up operations, no assurance can be given that we are fully insured against all such potential risks. The imposition of any of these liabilities or compliance obligations on us may have a material adverse effect on our financial condition and results of operations.

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

Comprehensive Environmental Response, Compensation and Liability Act.    The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes strict, joint and several liability without regard to fault or legality of conduct on persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that transported, disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although CERCLA currently excludes “petroleum” and “natural gas, natural gas liquids, liquefied natural gas or synthetic gas useable for fuel,” from the definition of “hazardous substance”, our operations as well as other operations in which we own an interest may generate materials that are subject to regulation as hazardous substances under CERCLA.

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

Resource Conservation and Recovery Act.    The Resource Conservation and Recovery Act, or RCRA, and comparable state programs regulate the management, treatment, storage and disposal of hazardous and non-hazardous solid wastes. Our operations and other operations in which we own an interest generate wastes, including hazardous wastes that are subject to RCRA and comparable state laws. We believe that these operations are currently complying in all material respects with applicable RCRA requirements. Although RCRA currently exempts certain natural gas and oil exploration and production wastes from the definition of hazardous waste, we cannot assure you that this exemption will be preserved in the future. In the past, proposals have been made to amend RCRA to rescind this exemption. Repeal or modification of the exception or similar exemptions in state law could increase the amount of hazardous waste we are required to manage and dispose of and could cause us to incur increased operating cost, which could have a significant impact on us as well as the natural gas and oil industry in general.

We currently own, lease, own a working interest in, or operate numerous properties that for many years have been used by third parties for the exploration and production of natural gas and oil. Although we abide by standard industry operating and disposal practices, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us or in which we own an interest, or on or under other locations, including off-site locations, where such substances have been taken for disposal or recycling. In addition, many of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators), remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

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

Our natural gas and oil exploration and production operations and other operations in which we own an interest generate produced water as a waste material, which is subject to the disposal requirements of the CWA, Safe Drinking Water Act, or SDWA, or an equivalent state regulatory program. Naturally occurring groundwater is also typically produced by CBM production in our operations or in other operations in which we own an interest. This produced water is disposed of by re-injection into the subsurface through disposal wells, discharge to the surface, or in evaporation ponds. Whichever disposal method is used, produced water must be disposed of in compliance with permits issued by regulatory agencies and in compliance with applicable environmental regulations. This water can sometimes be disposed of by discharging it under discharge permits issued pursuant to the CWA or an equivalent state program. Another common method of produced water disposal is subsurface injection in disposal wells. Such disposal wells are permitted under the SDWA or an equivalent state regulatory program. To date, we believe that all necessary surface discharge or disposal well permits have been obtained and that the produced water has been discharged into the produced water disposal wells in substantial compliance with such obtained permits and applicable laws. Nonetheless, in connection with CBM production in the Powder River Basin, a concern common to many operators in the Basin is the potential for opposition by individuals or groups to the issuance of a permit for the discharge or disposal of water generated by production activities. Such opposition could result in delays, limitations or denials with respect to environmental or other approvals necessary to develop our acreage in the Powder River Basin, which could adversely affect our financial condition or results of operations.

Air Emissions.    The Clean Air Act, or CAA, and comparable state laws and regulations govern emissions of various air pollutants through the issuance of permits and the imposition of other requirements. Air emissions from some equipment found at our operations or other operations in which we own an interest, such as gas compressors, are potentially subject to regulations under the CAA or equivalent state and local regulatory programs, although many small air emission sources are expressly exempt from such regulations. To the extent that these air emissions are regulated, they are generally regulated by permits issued by state regulatory agencies. To date, we believe that no unusual difficulties have been encountered in obtaining air permits. However, there is no assurance in the future, we will not be required to incur capital expenditures in connection with maintaining or obtaining operating permits and approvals addressing air emission-related issues.

Our CBM production operations involve the use of gas-fired compressors to produce or transport gas that is produced. Emissions of combustible by-products from compressors at one location may be large enough to subject the compressors to CAA and comparable state air quality regulation requirements for pre-construction and operating permits. To date, we believe that such gas-fired compressors that have been operated by us or at other operations in which we own a working interest have been operated in substantial compliance with obtained permits and the applicable federal, state and local laws and regulations without undue cost to or burden on our business activities. Another air emission associated with the CBM operations that may be subject to regulation and permitting requirements is particulate matter resulting from construction activities and vehicle traffic. To date, we do not believe there has been any unusual difficulty in complying with requirements related to particulate matter.

Other Laws and Regulations.    Our operations and other operations in which we own a working interest are also impacted by regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials. Furthermore, owners, lessees and operators of natural gas and oil properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived therefrom and are often based on negligence, trespass, nuisance, strict liability or fraud.

In response to recent studies suggesting that emissions of certain gases including carbon dioxide, may be contributing to warming of the Earth’s atmosphere, many foreign nations have agreed to limit emissions of these gases, generally referred to as “greenhouse gases”, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol”. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. The Lieberman-Warner bill proposes a “cap and trade” scheme of regulation of greenhouse gas emissions or a ban on emissions above a defined reducing annual cap. Covered parties will be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market. A vote on this bill by the full Senate is expected to occur before mid-year 2008. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs require either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year until the overall greenhouse gas emission reduction goal is achieved. Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of fuels (such as natural gas or oil) we produce. Although we would not be impacted to a greater degree than other similarly situated producers of natural gas and oil, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the natural gas and oil we produce.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources, such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has indicated that it will issue a rulemaking notice to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels, although the date for issuance of this notice has not been finalized. The Supreme Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New federal or state restrictions on emissions of carbon dioxide that may be imposed in areas of the United States in which we conduct business could also adversely affect our cost of doing business and demand for the natural gas and oil we produce.

Finally, legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security, or DHS, and other agencies concerning the security of industrial facilities, including natural gas and oil facilities. Our operations and the operations of the natural gas and oil industry in general may be subject to such laws and regulations. The federal Department of Homeland Security Appropriations Act of 2007 required the DHS to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including natural gas and oil facilities that are deemed to present “high levels of security risk”. The DHS issued an interim final rule, known as the Chemical Facility Anti-Terrorism Standards Interim Final Rule, in April 2007 regarding risk-based performance standards to be attained pursuant to the Act and, on November 20, 2007, further issued an Appendix A to the interim rule that establish chemicals of interest and their respective threshold quantities that trigger compliance with this rule. Facilities that possess the threshold quantities of chemicals of interest must submit to an initial screening process for DHS to determine if they present a high level of security risk. Facilities that are deemed to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans and comply with other regulatory requirements including those regarding inspections, audits, recordkeeping and protection of Chemical-terrorism Vulnerability Information. We have not yet determined the extent to which our facilities are subject to the interim rules or the associated costs to comply, but it is possible that such costs could be substantial.

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

Australia ratified the Kyoto Protocol on December 3, 2007, and officially committed to meeting its Kyoto Protocol target. Australia set a target to reduce greenhouse gas emissions by 60% on 2000 levels by 2050 and committed to actively participate in negotiations working towards a post 2012 agreement involving developed and developing countries. Australia has introduced a National Greenhouse and Energy Reporting Act 2007, which establishes a single national system for reporting greenhouse gas emissions, abatement actions and energy consumption and production by corporations from July 1, 2008. Data reported through the system will underpin the Australian Emissions Trading Scheme, or AETS, which is to be introduced by 2010. The consultation stage and detailed design of the AETS is to be finalized by the end of 2008. The government has made it clear that it plans to introduce a “cap and trade scheme” in which total emissions are capped, permits allocated up to the cap and trading allowed to let the market find the cheapest way to meet any necessary emission reductions. As the details of the AETS are not yet finalized, we are unable at this stage to assess the likely impact of the AETS on our operations in Australia.

The legislation regulating environmental assessment at a commonwealth level is the Environmental Protection and Biodiversity Conservation Act 1999 (Cth.). This Commonwealth Act establishes a regime for protecting the environment, flora and fauna biodiversity and Australian national heritage. It requires any person taking an action which could have a significant impact on one of these values to refer it to the commonwealth Minister for the Environment for consideration and potential assessment. The Act only applies to matters of national environmental or heritage significance. These are matters which impact on a world heritage site, Ramsar wetlands, species which are listed as threatened under the Act, migratory species, nuclear actions and commonwealth marine areas or places listed on the commonwealth heritage list. Operators are required to assess their projects to determine whether an action is likely to have a significant impact on matters of national environmental significance and make a decision respecting submission of that assessment to a public referral process. The referral is expected to add time to the existing approval process but its effect on a project will depend on the significance of the impact identified. In addition, see the discussion in “Business-Gunnedah Basin, New South Wales, Australia” for a discussion of the New South Wales government’s bioregion study involving PEL 238.

Environmental protection and planning issues are also regulated in each state and territory by specific legislation enacted by each state or territory. The governments of New South Wales and Victoria both have a suite of legislation regulating environmental matters in their states. Generally speaking, onshore natural gas and oil projects in New South Wales and Victoria require an environmental approval from the state (and sometimes commonwealth) government, land use planning approval from local government and an approval under the relevant petroleum regime (as referred to above). Legislation provides for the integrated assessment of these issues. The environmental regulators in both New South Wales and Victoria have the ability to require a project operator to prepare and implement a plan to improve the environmental performance of a project and may also amend the conditions on an existing environmental approval. As such, the environmental regulation of a project may not be assumed to remain static following approval and may become more onerous over time. The legislation imposes a licensing approval and contamination management scheme which may impact on our operations and impose a liability which may extend beyond the time period during which properties are operated, occupied or owned. The laws and regulations also restrict emissions to air, land and water and may control or regulate substances which can be released into the environment and the manner in which they are transported and disposed of. Approvals will usually include terms which require remediation and reinstatement obligations for the site during the course of operations and following closure of the project.

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

Industry Segment and Geographic Information

We operate in one industry segment, which is the exploration, development and production of natural gas and oil. Our operational activities are conducted in the United States and Australia with only the United States currently having revenue generating operating results.

Employees

As of March 10, 2008, we had 23 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, regulatory reporting, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our natural gas and oil. Our employees do not belong to a union or have a collective bargaining organization. Management considers its relationship with employees to be good.

Corporate Offices

We lease our corporate offices at 1331 Lamar Street, Suite 1080, Houston, Texas 77010. Our office space covers 9,332 square feet at a monthly rental of $17,100 through October 2010. We maintained an office in Miami, Florida (our Chief Executive Officer’s city of residence) through April 2007 at a monthly rental of $2,700 per month.

Internet Website Access

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange are made available free of charge on our internet website at www.gastar.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that site is www.sec.gov. Information is also available at www.sedar.com for our filings required by Canadian securities regulators and the Toronto Stock Exchange. None of the information on our internet website or filed by us on www.sedar.com should be considered incorporated into, or considered a part of, this report.

We also make available free of charge on our internet website at www.gastar.com our:

•	Code of Ethics;

•	Terms of Reference of our Audit Committee;

•	Terms of Reference of our Governance Committee:

•	Terms of Reference of our Remuneration Committee;

•	Terms of Reference of our Nominating Committee; and

•	Whistleblower Procedure.

Item 1A.	Risk Factors

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

The success of our business greatly depends on market prices of natural gas and oil. The higher market prices are, the more likely it is that we will be financially successful. On the other hand, declines in natural gas or oil prices may have a material adverse affect our financial condition, profitability and liquidity. Lower prices also may reduce the amount of natural gas or oil that we can produce economically. Natural gas and oil are commodities whose prices are set by broad market forces. Historically, the natural gas and oil markets have been volatile. Natural gas and oil prices will likely continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas or oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	The domestic and foreign supply of natural gas and oil;

•	Overall economic conditions;

•	Weather conditions;

•	Political conditions in the Middle East and other oil producing regions, such as Venezuela;

•	Domestic and foreign governmental regulations;

•	The level of consumer product demand; and

•	The price and availability of alternative fuels.

Our success is influenced by natural gas prices in the specific areas where we operate, and these prices may be lower than prices at major markets.

Even though overall natural gas prices at major markets, such as Henry Hub in Louisiana, may be high, regional natural gas prices may move independent of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional natural gas prices regardless of Henry Hub or other major market pricing. As of December 31, 2007, approximately 72% of our production is priced based on the Katy Hub (“Katy”) basis point, and the remainder is priced on the CIG basis point. Recently, natural gas prices on CIG have been extremely volatile, and spot sales of natural gas in the region traded at prices substantially below historic levels, when compared to prices in other primary natural gas sales points in the country. This has been attributed primarily to limitations in available pipeline capacity for natural gas deliveries out of the Rocky Mountain area. In 2007, spot prices for CIG Rocky Mountains on occasion dipped to less than $1.00 per MMBtu. While this volatility currently has been alleviated by completion of a major pipeline system in January 2008, this relief may be offset over time by the expected increase in supply of natural gas available in the Rocky Mountains. At December 31, 2007, the Katy hub basis traded at approximately par to Henry Hub, and CIG hub basis traded at approximately 11% less then Henry Hub. Low natural gas prices in any or all of the areas where we operate would negatively impact our financial condition and results of operations.

In Victoria and New South Wales the wholesale price for gas is determined by contract negotiations and is not related to a “hub” or “spot market” price. Prospective natural gas sales related to our pilot CBM project in New South Wales will be dependent on electricity prices in the area since the natural gas is being dedicated initially as fuel for an electric generation facility.

Natural gas and oil reserves are depleting assets, and the failure to replace our reserves would adversely affect our production and cash flows.

Our future natural gas and oil production depends on our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct successful exploration and development activities and/or acquire properties containing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves, which could have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

We have not been profitable since we started our business. We incurred net losses of $30.5 million, $84.8 million and $25.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our capital has been employed in an increasingly expanding natural gas and oil exploration and development program with the focus on finding significant natural gas and oil reserves and producing from them over the long-term rather than focusing on achieving immediate net income. The uncertainties described in this section may impede our ability to ultimately find, develop and exploit natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We have a substantial amount of debt, which may adversely affect our cash flow and our ability to operate our business, to remain in compliance with debt covenants and make payments on our debt.

As December 31, 2007, we have had total debt of $133.3 million of which $100.0 million consisted of the 12 3/4% senior secured notes due 2012 (“12 3/4% Senior Secured Notes”), $30.0 million consisted of convertible senior debentures due 2009 and $3.3 million consisted of subordinated unsecured notes due 2009. Our level of indebtedness affects our operations in several ways, including the following:

•	We may have difficulty borrowing money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•

We will need to use a substantial portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	We have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms;

•	We may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in natural gas and oil prices; and

•	The covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments; and

•	Our debt covenants may affect our flexibility in planning for and reacting to changes in the economy or in our industry.

We may incur substantially more debt, which may intensify the risks described above, including our ability to service our indebtedness.

We may to incur substantially more debt in the future. Although the indenture governing the 12 3/4% Senior Secured Notes and our Revolving Credit Facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial.

Disputes have arisen between GeoStar and us in connection with the POA, general operating and administrative activity, and purchase price adjustments relating to certain Texas properties.

Over the past six years, we entered into various transactions or agreements with GeoStar, one of our former majority shareholders and an affiliate of our former Chairman of the Board. In 2001, we entered into a Participation and Operating Agreement (the “POA”) with GeoStar that governed certain property acquisition, exploration and development activities of GeoStar and us. Various disputes have arisen, primarily over the past year, in connection with the POA and general operating and administrative activity between GeoStar and us. GeoStar claims that we have breached alleged agreements to reimburse it for various payments and services allegedly performed by GeoStar and its personnel and paid on our behalf by GeoStar. GeoStar claims that the amounts of the payments and the value of the services exceed $17.0 million. GeoStar alternatively alleges that if there was no contract covering those payments and services, it allegedly is entitled to reimbursement on equitable principles. We have also requested that GeoStar’s Australian subsidiary provide a record title assignment of our 75% beneficial interests in EL 4416, the exploration license in the Gippsland Basin property in Victoria, Australia. GeoStar seeks a declaration that we do not own rights in EL 4416. Although we strongly contend that these additional GeoStar charges are without merit and that GeoStar owes us approximately $3.7 million at December 31, 2007, we may not prevail. Payment to GeoStar of the amounts asserted would have a material adverse effect on our financial condition, future cash flows and the result of operations.

In addition, a dispute has arisen regarding the Purchase and Sale Agreements (the “PSAs”) between GeoStar and the Company relating to certain East Texas properties acquired by us in 2005. The PSAs contain a provision whereby a “Look Back Payment” is calculated based in part on changes in proved and probable reserves attributable to certain of our East Texas leasehold interests over certain periods of time. Payments to GeoStar under the PSAs, if any, are to be effected through the issuance of our common shares. On November 7, 2007, GeoStar submitted a reserve report to us that reports substantially greater reserve estimates than the estimates we have obtained. GeoStar has also asserted that the Look Back analysis should be based on changes in reserves attributable to the entirety, or 8/8ths, of the leasehold interests with respect to the East Texas properties, rather than on changes in reserves attributable to GeoStar’s net revenue interest in those properties as of the effectiveness of the PSAs, as we believe. We vigorously dispute that GeoStar’s reserves report complies with the requirements of the PSAs and vigorously dispute GeoStar’s contention as to the portion of reserves subject to the Look Back analysis. However, if GeoStar were to present both of these current assertions in litigation and obtain an outcome adverse to the Company on both issues, we could be required to issue a number of shares to GeoStar sufficient to cause a change in control of the ownership of Gastar.

In 2007, the Company recorded a $1.4 million litigation settlement expense accrual related to a proposed settlement with GeoStar regarding the various GeoStar arbitration and litigation matters. The settlement proposal was never finalized. Information about our legal proceedings is set forth in Note 16—Commitments and Contingencies—Litigation to our consolidated financial statements, which begin on Page F-1.

Deficiencies of title to our leased interests could significantly affect our financial condition.

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers and others to perform the field work in examining records in the appropriate governmental or county clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to drilling an exploration well, the operator of the well will typically obtain a preliminary title review of the drillsite lease or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. It does happen, from time to time, that the examination made by the title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect, which could affect our financial condition and results of operations. Information about our legal proceedings is set forth in Note 16—Commitments and Contingencies—Litigation to our consolidated financial statements, which begin on page F-1.

A dispute between third parties affecting the ownership of undivided interests in certain East Texas oil and gas leases that we sold in 2005 may make it difficult for us, as operator of those leases, to obtain funds for some of our planned joint drilling operations until the dispute is resolved.

In 2005, we sold Chesapeake Energy Corporation a one-third undivided interest in various oil and gas leases, located in Leon and Robertson Counties, Texas together with shares of our common stock. Navasota Resources, L.P. filed a lawsuit against us and Chesapeake asserting a preferential right to purchase the undivided leasehold interest under an operating agreement. While this issue was resolved by the trial court in favor of Chesapeake, an appeals court has recently reversed and rendered judgment favoring Navasota’s right to acquire the undivided interest. Chesapeake and the Company filed a motion for rehearing and, if unsuccessful, may consider an appeal to the Texas Supreme Court. While ownership of this undivided leasehold interest remains unresolved, Chesapeake and Navasota are disputing responsibility for paying the proportionate share of joint capital and operating costs relating to this interest or approving authorizations for future joint drilling expenditures. Delays in determining ultimate ownership of this interest could lead to the Company paying a disproportionate share of costs at its own risk or result in a delay in drilling of wells planned on this acreage in East Texas, which could have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

You should not consider the present values of estimated future net cash flows referred to in this Form 10-K to be the current market value of the estimated reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are generally based on prices and costs in effect when the estimate is made. However, actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

•	The amount and timing of actual production;

•	Supply and demand for natural gas or oil;

•	Actual prices received for natural gas in the future being different than those used in the estimate;

•	Curtailments or increases in consumption of natural gas or oil;

•	Changes in governmental regulations or taxation; and

•	The timing of both production and expenses in connection with the development and production of natural gas or oil properties.

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

At December 31, 2007, approximately 60% of our total proved reserves were classified as proved developed non-producing and proved undeveloped. It will take substantial capital to recomplete or drill our non-producing and undeveloped locations. Our estimate of proved reserves at December 31, 2007 assumes that we will spend significant development capital expenditures to develop these reserves, including an estimated $39.1 million and $9.5 million in 2008 and 2009, respectively. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and the results of operations.

We may experience shortages of equipment and personnel, which could significantly disrupt or delay our operations.

From time to time, there has been a general shortage of drilling rigs, equipment, supplies and oilfield services in North America and Australia, which could intensify with increased industry activity. In addition, the costs and delivery times of rigs, equipment and supplies have risen. Shortages of drilling rigs, equipment, supplies or trained personnel could delay and adversely affect our operations and drilling plans, which could have an adverse effect on our results of operations. While we entered into contracts for the services of drilling rigs in North America and Australia, we may not be successful in doing so in the future. The demand for, and wage rates of, qualified rig crews have begun to rise in the drilling industry due to the increasing number of active rigs in service. Personnel shortages have occurred in the past during times of increasing demand for drilling services. If the number of active drilling rigs increases, we may experience shortages of qualified personnel to operate our drilling rigs, which could delay our drilling operations and have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

Failure to comply with environmental and other laws and regulations applicable to our interests and operations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of orders enjoining or limiting future operations, any of which could have a material adverse affect on our financial condition. Legal requirements are sometimes unclear or subject to reinterpretation and may be frequently changed in response to economic or political conditions. As a result, it is hard to predict the ultimate cost of compliance with these requirements or their affect on our interests and operations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations may have a material adverse effect on our financial condition, future cash flows and the results of operations.

The production, handling, storage, transportation and disposal of natural gas and oil, by-products of natural gas and oil and other substances produced or used in connection with natural gas and oil production operations are regulated by laws and regulations focused on the protection of human health and the environment. Joint and several, strict liability may be incurred without regard to fault or the legality of the original conduct under certain of these laws and regulations for the remediation of contaminated areas. Private parties, including the owners of properties located near our storage facilities or through which our pipeline systems pass, also may have the right to pursue legal actions to enforce compliance, as well as seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Consequently, the discharge or release of natural gas, oil or other substances into the air, soil or water, even by predecessor operators, could subject us to liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, property and natural resource damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance.

Our Australian operations are subject to unique risks relating to Aboriginal land claims and government licenses.

Native title, which is based on the traditional laws of Aboriginal groups, was recognized in Australia in 1992. Since 1994 there has been a process under the Native Title Act 1993 (Cth) through which indigenous groups claiming to hold native title can have their title formally recognized. Because native title, by definition, has existed uninterrupted since white settlement of Australia, claims with a reasonable prospect of success are “registered” and registered claimants have certain rights to participate in government land use decisions affecting land to which they may hold native title. Through the claims process, there are some areas in Australia where native title is now formally recognized. However, in New South Wales and Victoria, where we have our Australian operations, most native title claims are yet to be resolved.

Native title can and has been extinguished across much of Australia and cannot be revived. Native title may be wholly extinguished in relation to particular areas of land by a grant of an inconsistent title, such as freehold or a lease conferring exclusive possession. Where this has occurred it is possible to determine that native title has been extinguished irrespective of the formal resolution of a claim. Native title has no effect in relation to land use in such areas. Native title is also extinguished where the traditional Aboriginal owners have lost their traditional links to the land. This can usually only be determined through the claim resolution process.

Native title can impact our Australian operations in two important ways:

•

Validity of interests: Where we are seeking to obtain an authority to prospect, develop resources or construct a pipeline over land subject to a registered native title claim or determination, in respect of which prior extinguishment cannot be demonstrated, it is necessary to follow the processes contained in the Commonwealth native title the Native Title Act 1993 (Cth) to ensure validity of the authority insofar as it affects native title.

•

Costs and delays associated with procedural rights of registered native title claimants/holders when seeking government authorities: Under the Native Title Act 1993 (Cth), registered native title claimants or holders (native title parties) have certain procedural rights in relation to the grant of authorities by the state government in respect of land to which they may or do hold native title. We may be required to attempt to reach agreement with any native title parties as to the terms on which they will agree to the grant of the authority we seek. Such an agreement may include immediate payments, revenue sharing, or both. Payments are likely to apply even before the claim is formally resolved. An agreement may also restrict the area where prospecting or development can occur in order to ensure that areas of cultural heritage significance are preserved. Reaching agreement with a native title party can be costly and cause delay. Generally, the costs associated with the grant of pipeline licenses are less than those for production approvals. It is possible to request the National Native Title Tribunal to arbitrate a dispute regarding the terms on which a prospecting or production authority can be granted, if there has been no resolution after six months. Other processes are available for resolution of disputes regarding pipeline licensing approvals according to state laws.

There are registered native title claims in the Gunnedah Basin in New South Wales affecting PEL 238 and 433. EL 4416 in the Gippsland Basin in Victoria is not presently subject to a native title claim. However, a claim may be lodged which affects this property in the future.

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

Approximately 79% of our revenues for the year ended December 31, 2007 was from the production of wells located in our deep Bossier play in East Texas. Any disruption in production or our ability to process and sell our natural gas production from this area would have a material adverse effect on our results of operations.

Production of the natural gas in East Texas could unexpectedly be disrupted or curtailed due to reservoir or mechanical problems. Our natural gas produced from this area contains levels of carbon dioxide and hydrogen sulfide that are above levels accepted by gas purchasers. This production must be treated by the purchaser. A majority of our East Texas production is processed by the purchaser. If the purchaser’s facilities ceased to operate, were destroyed or otherwise needed replacement, it could require 60 to 90 days to replace or repair these facilities. A 60 to 90 day curtailment of our East Texas production could reduce current revenues by an estimated $5.0 to $7.5 million, with a corresponding reduction in our cash flow.

The CBM which we produce in the Powder River Basin may be drained by offsetting production wells.

Our drilling locations in the Powder River Basin are spaced primarily using 80-acre spacing. Producing wells located on the 80-acre spacing units contiguous with our drilling locations may drain the acreage underlying our wells. If a substantial number of productive wells are drilled on spacing units adjacent to our properties, they may decrease our revenue and could have an adverse impact on the economically recoverable reserves of our properties that are susceptible to such drainage.

Our Powder River Basin CBM wells typically have a shorter reserve life and lower rates of production than conventional natural gas wells, which may adversely affect our profitability during periods of low natural gas prices.

The shallow coals from which we produce CBM in the Powder River Basin typically have a two to six year reserve life and have lower total reserves and produce at lower rates than most conventional natural gas wells. We depend on drilling a large number of wells each year to replace production and reserves in the Powder River Basin and to distribute operational expenses over a larger number of wells. A decline in natural gas prices could make certain wells uneconomical because production rates are lower on an individual well basis and may be insufficient to cover operational costs.

There are a limited number of natural gas purchasers and transporters in the Hilltop area of our deep Bossier play in East Texas. The loss of our current purchaser and transporter and an inability to locate another purchaser and transporter would have a material adverse effect on our financial condition and results of operations.

There are a limited number of natural gas transporters in the Hilltop area in East Texas. For the year ended December 31, 2007, ETC accounted for substantially all of our revenues from this area. If ETC were to cease purchasing and transporting our natural gas and we were unable to contract with another transporter, it would have a material adverse effect on our financial condition, future cash flows and the results of operations.

Our ability to market our natural gas and oil may be impaired by capacity constraints on the gathering systems and pipelines that transport our natural gas and oil.

The availability of a ready market for our natural gas production depends on the proximity of our reserves to and the capacity of natural gas gathering systems, pipelines and trucking or terminal facilities. We enter into agreements with companies that own pipelines used to transport natural gas from the wellhead to contract destination. Those pipelines are limited in size and volume of natural gas flow. Should production begin, other outstanding contracts with other producers and developers could interfere with our access to a natural gas line to deliver natural gas to the market. We do not own or operate any natural gas lines or distribution facilities. Further, interstate transportation and distribution of natural gas is regulated by the federal government through the FERC. FERC sets rules and carries out administratively the oversight of interstate markets for natural gas and other energy policy. Among FERC’s powers is the ability to dictate sale and delivery of natural gas to any markets it oversees.

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

In recent years pipeline capacity for natural gas deliveries out of the Rocky Mountain area has been, at times, significantly constrained resulting in an oversupply and creating substantial discounts on spot natural gas prices received for regional production. This has had a substantial impact on the prices received for natural gas production from Wyoming and Montana, as compared to Gulf Coast natural gas prices. While a recently completed interstate pipeline currently has alleviated the problem by providing access to the Midwest interstate pipelines and markets, the relief may be offset over time by the expected increase in supply of natural gas available in the Rocky Mountains.

Australian natural gas markets and transmission infrastructure exists but they are not as developed or interconnected as the markets and infrastructure in the United States. Specifically, the PEL 238 concession is currently not served by natural gas transmission infrastructure. The initial gas market for PEL 238 natural gas is anticipated to be an electricity generation facility located near the town of Narrabri, New South Wales. A short transmission pipeline is required to be built to serve this initial market. Access to a larger electricity facility will require construction of a pipeline of approximately 300 kilometers to reach PEL 238 with an additional 150 kilometers of pipeline infrastructure required to access the natural gas markets in the Sydney-Newcastle-Wollongong markets. The capital costs for these projects, if deemed feasible, would be substantial in order to realize the value of any identified reserves and construction would require significant amounts of time.

The EL 4416 license in the Gippsland Basin of Victoria, the site of recent pilot CBM drilling and planned production testing, is served by three existing natural gas transmission pipelines. At the time production commences, the existing pipelines may have constraints in the capacity available to transport natural gas from the EL 4416 license to markets in the area of Sydney, Melbourne and Tasmania.

Our exploration rights in Australia are subject to renewal at the discretion of the government.

Coal bed methane exploration in Victoria is conducted under an exploration license granted under the Mineral Resources (Sustainable Development) Act 1990 (Victoria) which is granted at the discretion of the Minister for Primary Industries. Each exploration license requires the expenditure of a set amount of exploration costs and is generally subject to renewal for five years after the initial term of five years. On renewal of an exploration license, the Minister may require reduction of the area to which the exploration license applies.

Coal bed methane exploration in New South Wales is conducted under a Petroleum Exploration License (“PEL”) granted under the Petroleum (Onshore) Act 1991 (NSW), which is granted at the discretion of the Minister. Each PEL requires the expenditure of a set amount of exploration costs and is generally subject to renewal a term of up to six years after the initial term of up to six years. On renewal of a PEL, the Minister may require reduction of the area to which the PEL applies.

We cannot assure that our exploration licenses or PELs will be renewed. Non-renewal or loss of an exploration licenses or PELs could adversely affect our exploration and development plans, results of operations, financial condition or cash flows.

Competition in the natural gas and oil industry is intense. We are smaller and have less operating history than many of our competitors, and increased competitive pressure could adversely affect our results of operations.

We operate in a highly competitive environment. We compete with other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated natural gas and oil companies, numerous independent natural gas and oil companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have substantially larger operating staffs and greater capital resources than we do and that, in many instances, have been engaged in the natural gas and oil business for a much longer time than we have. These companies may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase more properties and prospects than our financial and human resources permit. In addition, these companies may be able to spend more on the existing and changing technologies that we believe are and will be increasingly important to the current and future success of natural gas and oil companies. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. Increased competitive pressure could have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial costs. In addition, many other natural gas and oil companies have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may be unable to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. If one or more of the technologies that we currently use or may implement in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, it could have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

Our 2008 capital expenditures under our current business plan are estimated to total approximately $65.4 million, of which $43.4 million is estimated to be spent on unconventional natural gas and oil exploration and development operations in East Texas, $7.4 million is estimated to be spent on CBM projects and additional projects in the United States and $14.6 million is estimated to be spent on CBM projects in Australia. Our business plan, which includes participation in 3-D seismic shoots, the drilling of exploration prospects and development projects and producing property acquisitions, has required and will continue to require substantial capital expenditures. We will require additional financing to fund our planned growth and scheduled debt maturities beyond the next 12 months. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In particular, the terms of our credit agreements will limit our ability to incur additional indebtedness. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

Disputes with GeoStar may make it difficult for us to raise capital through the sale of equity.

The 2005 Purchase and Sale Agreements, or 2005 PSAs, between GeoStar and the Company relating to certain East Texas properties acquired by the Company contain a “look back” contingent payment provision that is the subject of claims in certain litigation matters with GeoStar. The 2005 PSAs sets forth a formula by which the amount of the look back payment is based in large part upon estimates of proved and probable reserves attributable to the East Texas properties as of June 30 of 2006 and 2007. Under the 2005 PSAs, the look back payment is to be settled by the issuance of our common shares. GeoStar asserts that, under its calculations, it is entitled to a look back payment of approximately 1.7 billion shares of our common stock, which if issued would constitute approximately 89% of our outstanding common equity. The Company strongly disputes GeoStar’s assertions. While these litigation matters remain pending, it will be difficult for us to raise equity capital through the sale of our common stock to fund future operations and capital needs. Information about our legal proceedings with GeoStar is set forth under the caption “Litigation—Arbitration and Litigation with GeoStar and its Affiliates” in Note 16—Commitments and Contingencies to our consolidated financial statements, which begin on page F-1.

Hedging of our production may result in losses or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil.

In September 2007, we commenced hedging our natural gas production utilizing costless collars. Although these hedges may partially protect us from by declines in natural gas prices, the use of these arrangements may limit our ability to benefit from significant increases in the prices of natural gas.

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

We depend to a large extent on the services of a limited number of senior management personnel and directors. Particularly, the loss of the services of our chief executive officer, chief financial officer and chief operating officer could negatively impact our future operations. We have employment agreements with these key members of our senior management team; although, we do not maintain key-man life insurance on any of our senior management. We believe that our success is also dependent on our ability to continue to retain the services of skilled technical personnel. Our inability to retain skilled technical personnel could have a material adverse effect on our financial condition, future cash flows and the results of operations.

Our major shareholder may influence the activities and operations of certain jointly owned properties, which also could result in conflicts of interest.

As of December 31, 2007, Chesapeake Energy Corporation owned approximately 16.3% of our outstanding common shares. As a result, Chesapeake is in a position to heavily influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of or amendment to provisions in our Amended and Restated Articles of Incorporation, Bylaws and the approval of mergers and other significant corporate transactions. Their high level of ownership may also delay, defer or prevent a change in control of us and may adversely affect the voting and other rights of other shareholders. Chesapeake has the right to have an observer present at our board of directors meetings.

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

Two of our directors reside in Canada. As a result, it may be difficult or impossible to effect service of process within the United States upon those directors, to bring suit against them in the United States or to enforce in the United States courts any judgment obtained there against them predicated upon any civil liability provisions of the United States federal securities laws. Investors should not assume that Canadian courts will enforce judgments of United States courts obtained in actions against those directors predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or will enforce, in original actions, liabilities against those directors upon the United States federal securities laws or any such state securities or blue sky laws.

A change of control of the Company could have a material adverse effect on us, and if GeoStar prevails in its “look back” claim, it could result in a change of control of the Company.

Under the terms or agreements for our 12 3/4% Senior Secured Notes, the Revolving Credit Facility and the convertible senior debentures, which collectively constitute substantially all of our indebtedness, upon the occurrence of specific types of changes of control in the Company, we will be required to either repay or make an offer to repurchase all outstanding debt under these agreements. If such a change of control were to occur, including as a result of payment of a disputed look back payment if GeoStar were to prevail in its assertion discussed elsewhere in this report, we may not have sufficient funds available to repay debt becoming due or repurchase debt tendered to us. In that event, we would need to seek waivers from lenders and debtholders, which may not be obtainable, or a refinancing, which may not be available or on terms as favorable as the refinanced debt. Such a required repayment, repurchase or refinancing could have a material adverse effect on our financial condition, future cash flows and the results of operations.

Risk Factors Related to Our Common Shares

Our common share price has been and is likely to continue to be highly volatile.

The trading price of our common shares are subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of drilling and rig activity, economic conditions in the natural gas and oil industry, general economic conditions or other events or factors that are beyond our control. Information about the market price of our common shares since trading commenced on the American Stock Exchange on January 5, 2006 is set forth in Item 5. “Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities—Market Information”.

In addition, the stock market in general and the market for natural gas and oil exploration companies in particular have experienced large price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance. In the past, following periods of volatility in the overall market and in the market price of a company’s securities, securities class action litigation has been instituted against these companies. If this type of litigation were instituted against us following a period of volatility in our common shares trading price, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

Unlike most corporations formed in the United States, our Amended and Restated Articles of Incorporation chartered under the laws of the Province of Alberta, Canada permit the board of directors to issue an unlimited number of new common shares without shareholder approval, subject only to the rules of the American Stock Exchange and the Toronto Stock Exchange or any future exchange on which our common shares might trade. The issuance of a large number of common shares could be effected by our directors to thwart a takeover attempt or offer for us by a third party, even if doing so would not benefit our shareholders, which could result in the common shares being valued less in the market. The issuance, or the threat of issuance, of a large number of common shares, at prices that are dilutive to the outstanding common shares could also result in the common shares being valued less in the market.

Failure to register our 12 3/4 % Senior Secured Notes that were sold in a November 2007 private placement could result in us being required to pay additional interest, which could be significant.

On November 29, 2007, we sold $100.0 million of our 12 3/4% Senior Secured Notes. We are obligated to prepare and file with the SEC within 150 days of the issue date of the 12 3/4% Senior Secured Notes, or April 27, 2008, a registration statement to exchange the 12 3/4% Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the 12 3/4% Senior Secured Notes. We are to use our best efforts to cause the registration statement to be declared effective within 240 day of the issue date of the 12 3/4% Senior Secured Notes, or July 24, 2008. In the event we fail to meet our registration obligations we will be required to pay additional cash interest on the 12 3/4% Senior Secured Notes equal to 0.25% per annum for the first 90-day period, increasing an additional 0.25% the next 90-day period, to a maximum of 0.50% per annum.

Issuance of the common shares upon conversion of our convertible debenture will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common shares.

We are obligated to issue a substantial number of common shares upon conversion of our convertible debentures. These issuances will dilute the ownership interest of existing shareholders. Any sales in the public market of the common shares issuable upon conversion of additional common shares could adversely affect prevailing market prices of our common shares. In addition, the existence of these convertible debentures may encourage short selling by market participants.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist primarily of natural gas, oil and mineral lease and concession interests in the following areas:

•	Hilltop area of East Texas;

•	Powder River Basin in Wyoming and Montana;

•	Gunnedah Basin in New South Wales, Australia; and

•	Gippsland Basin in Victoria, Australia.

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

	For the Years Ended December 31,
	2007	2006
Production:
Natural gas (MMcf)	6,576	4,646
Oil (MBbl)	8	12
Total (MMcfe)	6,621	4,716
Natural gas (MMcfd)	18.0	12.7
Oil (MBod)	0.1	0.2
Total (MMcfed)	18.1	12.9
Average sales prices:
Natural gas (per Mcf)	$5.18	$5.60
Oil (per Bbl)	$66.17	$64.66
Selected data per Mcfe:
Lease operating, transportation and selling expenses	$1.32	$1.82
General and administrative expenses	$2.13	$2.87
Depreciation, depletion and amortization of natural gas and oil properties	$3.24	$3.46

Drilling Activity

The following table shows our drilling activity for the periods indicated. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells. “Undecided” wells are CBM wells for which permanent equipment was installed for the production of natural gas or oil but that as of each respective period end were in the process of de-watering.

	For the Years Ended December 31,
	2007		2006
	Gross	Net	Gross	Net
Exploratory wells:
Productive	4	2.2	4	2.3
Non-productive	1	0.3	1	0.3
Under evaluation	10	7.5	9	3.2

Total	15	10.0	14	5.8

Development wells:
Productive	31	14.8	43	19.5
Non-productive	—	—	—	—

Total	31	14.8	43	19.5

Exploration and Development Acreage

The following table sets forth our ownership interest in undeveloped and developed acreage in the areas indicated where we own a working interest as of December 31, 2007. Gross represents the total number of acres in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross acres.

	Undeveloped Acreage		Developed Acreage
	Gross	Net	Gross	Net
Hilltop area, East Texas	28,494	12,144	6,942	4,106
Powder River Basin, Wyoming and Montana	33,917	11,992	21,049	9,862
Other	7,017	5,782	—	—

Total United States	69,428	29,918	27,991	13,968

Gunnedah Basin, New South Wales	6,047,150	2,116,503	2,200	770
Gippsland Basin, Victoria	1,000,000	750,000	—	—

Total Australia	7,047,150	2,866,503	2,200	770

Productive Wells

The following table sets forth our working interest ownership in productive economic wells in the areas indicated as of December 31, 2007, based on our third party reservoir engineering report. Gross represents the total number of wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross wells. Productive wells are wells that are capable of producing natural gas or oil in economic quantities. Wells that are completed in more than one producing horizon are counted as one well.

	Productive Wells
	Natural Gas		Oil		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Hilltop area, East Texas	17	12.0	—	—	17	12.0
Powder River Basin, Wyoming and Montana	283	125.2	—	—	283	125.2

Total United States	300	137.2	—	—	300	137.2

As of December 31, 2007, we had no commercially productive wells in Australia.

Natural Gas and Oil Reserves

Our estimated total net proved reserves of natural gas and oil as of December 31, 2007 and the present values of estimated future net revenues attributable to those reserves as of those dates are presented in the following table. These estimates were prepared by NSAI and are part of their reserve reports on our natural gas and oil properties. The estimates of NSAI were based on a review of geologic, economic, ownership and engineering data that we provided.

In accordance with SEC regulations, estimates of our proved reserves and future net revenues are made using sales prices in effect as of the date of the reserve estimates and are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated significantly in recent years. Our estimated proved reserves have not been filed with or included in reports to any U.S. federal agency.

	Total Proved Reserves as of December 31, 2007
	Producing	Non-producing	Undeveloped	Total
Natural gas (MMcf)	21,778	12,280	20,764	54,822
Oil (MBbls)	9	—	—	9
Total proved reserves (MMcfe)	21,831	12,280	20,764	54,875
Standardized measure of discounted future net cash flow (000)	$70,374	$40,160	$21,698	$132,232

Pricing Assumptions

SEC regulations require that the natural gas and oil prices used in the NSAI reserve reports are the period-end prices for natural gas and oil at December 31, 2007. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease for energy content, quality, transportation, compression and gathering fees, and regional price differentials. The pricing assumptions are listed below:

	As of December 31, 2007
	Gas ($/MMBtu)	Oil ($/Bbl)
Production:
Hilltop Area, East Texas	$6.795	$92.50
Powder River Basin, Wyoming and Montana	$6.040	$—

The weighted average natural gas and oil prices after basis adjustments used in our reserve valuation as of December 31, 2007 were $6.08 per Mcf and $93.88 per barrel.

The prices used in calculating the estimated future net revenue attributable to proved reserves do not reflect market prices for natural gas and oil production sold subsequent to December 31, 2007. There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices. Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

For additional information concerning our estimated proved reserves, the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2007, 2006 and 2005 and the changes in quantities and standardized measure of such reserves for each of the three years then ended, see Note 21—Supplemental Oil & Gas Disclosures—Unaudited to our consolidated financial statements, which begin on page F-1.

Item 3.	Legal Proceedings

Information about our legal proceedings is set forth in Note 16.—Commitments and Contingencies—Litigation to our consolidated financial statements, which begin on page F-1.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2007, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the American Stock Exchange under the symbol “GST” and the Toronto Stock Exchange under the symbol “YGA”.

The following table sets forth the high and low sale prices of our common shares as reported on the American Stock Exchange, and as reported on the Toronto Stock Exchange for the periods presented. The prices in the table below have been adjusted for stock splits.

	American Stock Exchange		Toronto Stock Exchange
	High	Low	High		Low
2007
Fourth quarter	$1.87	$0.90	CDN$	1.71	CDN$	0.90
Third quarter	$2.25	$1.40	CDN$	2.49	CDN$	1.40
Second quarter	$2.35	$1.94	CDN$	2.70	CDN$	2.00
First quarter	$2.41	$1.50	CDN$	2.78	CDN$	1.81
2006
Fourth quarter	$2.56	$2.03	CDN$	2.91	CDN$	2.20
Third quarter	$3.14	$2.00	CDN$	3.70	CDN$	2.24
Second quarter	$4.37	$2.10	CDN$	5.12	CDN$	2.27
First quarter	$5.98	$3.60	CDN$	6.73	CDN$	4.05

The last reported sale prices of our common shares on the American Stock Exchange and the Toronto Stock Exchange on March 13, 2008 were $1.38 and CDN$1.40, respectively.

Shareholders

As of March 10, 2008, there were 370 shareholders of record who owned our common shares.

Dividends

We have never declared or paid any cash dividends on our common shares. We anticipate that we will retain future earnings, if any, to satisfy our operational and other cash needs and do not anticipate paying any cash dividends on our common shares in the foreseeable future. In addition, our 12 3/4% Senior Secured Notes and revolving credit facility contain covenants that prohibit us from paying cash dividends as long as such debt remains outstanding. Pursuant to the provisions of the Business Corporations Act (Alberta), we are prohibited from declaring or paying a dividend if there are reasonable grounds for believing that (1) we are, or would after the payment be, unable to pay our liabilities as they become due or (2) the realizable value of our assets would thereby be less than the aggregate of our liabilities and stated capital of all classes.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2007, we sold the following securities without registration under the Securities Act:

On March 19, 2007, the eighteen-month anniversary of the September 19, 2005 $10.0 million senior secured notes issuance, the Company issued to the note holders an additional 375,939 common shares valued at CDN$714,286. The issuance of the common shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On May 9, 2007, the Company completed the sale of a portion of the Company’s East Texas undeveloped natural gas and oil acreage to a third party for total consideration, transaction costs, of $88.2 million, including the purchase of 10.0 million newly issued Gastar common shares at a price of $2.00 per share, or $20 million. The issuance of the common shares was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act.

On May 23, 2007 in conjunction with the May 9, 2007 sale of 10.0 million newly issued common shares, Chesapeake acquired an additional 1,757,195 of the Company’s common shares at $2.00 per share pursuant to its preemptive rights under a Common Stock Purchase Agreement dated November 4, 2005. The issuance of the common shares was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act.

Item 6.	Selected Financial Data

The following table presents selected historical financial data as of and for the periods indicated. The selected consolidated financial data are derived from our audited consolidated financial statements.

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Loss:
Revenues	$34,565	$26,765	$27,442	$6,059	$1,461
Loss from operations	$(42,514)	$(71,070)	$(10,963)	$(9,587)	$(2,368)
Net loss	$(30,540)	$(84,839)	$(25,692)	$(12,776)	$(4,947)
Basic and diluted loss per share	$(0.15)	$(0.50)	$(0.20)	$(0.12)	$(0.05)
Shares used in the calculation of basic and diluted loss per share	202,829	170,015	129,399	111,374	104,958

Consolidated Balance Sheet:
Property plant and equipment, net	$157,120	$160,826	$165,347	$56,564	$37,725
Total assets	$261,750	$228,889	$240,128	$84,442	$38,757
Long-term liabilities	$137,076	$98,627	$105,410	$60,668	$10,554
Total shareholders’ equity	$95,269	$98,342	$120,776	$21,976	$23,669

Additional pro forma information about the 2005 GeoStar Acquisition is set forth in Note 5—GeoStar Acquisition to our consolidated financial statements, which begin on page F-1.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”, which begin on page F-1. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, the impact of acquisitions, changes due to the adoption of FASB No. 123R, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and “Cautionary Notes Regarding Forward Looking Statements”, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur.

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as CBM. We are also pursuing unconventional natural gas exploration in the deep Bossier play in the Hilltop area in East Texas. Our primary CBM properties are in the United States in the Powder River Basin in Wyoming and Montana and in the Gunnedah and Gippsland Basins of Australia.

Our major domestic asset is approximately 35,400 gross (16,300 net) acres in the Bossier play in the Hilltop area of East Texas. During the past three years, we spent approximately $196.6 million in acreage, seismic and reserve acquisition and exploratory and development drilling on this acreage. While we have not attained positive net income from operations in the past three years, and there can be no assurance that operating income and net earnings will be achieved in future periods, our recent efforts have resulted in significant growth in production over the past three-year period. As we continue the exploitation and development drilling in the Hilltop area, we expect to show further improvement in our operations.

Our international activities are focused on CBM development in Australia on over 6.0 million gross (2.1 million net) acres in New South Wales. We are in the early stages of development of this potentially significant asset, which could have a material and positive long-term impact on our financial results. Although we currently have no commercial production, we and our joint venture partner have been approached by potential buyers with an interest in potentially contracting for future deliveries of natural gas from PEL 238 for use in the generation of electricity. In September 2007, NSAI certified a quantity of proved and probable reserves under guidelines established by the Society of Petroleum Engineers (“SPE”), as a result of the success of one of our pilot production projects on PEL 238. These reserves, however, are not yet established as proved reserves under SEC guidelines nor can we assure that other unevaluated acreage will contain similar reserves.

Our financial results depend upon many factors which significantly affect our results of operations including the following:

•	The level and success of exploration and development activity;

•	The sales prices of natural gas and crude oil;

•	The level of total sales volumes of natural gas and crude oil; and

•	The availability of and our ability to raise the capital necessary to meet our cash flow and liquidity needs.

We plan our activities and budget based on conservative sales price assumptions, given the inherent volatility of natural gas and oil prices that are influenced by many factors beyond our control. We focus our efforts on increasing natural gas and oil reserves and production and strive to control costs at an appropriate level. Our future earnings and cash flows are dependent on our ability to manage our overall cost structure to a level that allows for profitable production. Our future earnings will also be impacted by the changes in the fair market value of hedges we executed to mitigate the volatility in the changes of natural gas and oil prices in future periods. These instruments meet the criteria to be accounted for as cash flow hedges, and until settlement, the changes in fair market value of our hedges will be included as a component of stockholder’s equity to the extent effective in periods of rising prices, these transactions will mitigate future earnings and in periods of declining prices will increase future earnings in the respective period the positions are settled.

Like other natural gas and oil exploration and production companies, we face the fact of natural production declines. As initial reservoir pressures are depleted, natural gas and oil production from a given well will decrease. Thus, a natural gas and oil exploration and production company depletes part of its asset base with each unit of natural gas and oil it produces. We attempt to overcome this natural decline by adding reserves in excess of what we produce through successful drilling or acquisition. Our future growth will depend on our ability to continue to add reserves in excess of our production. We will maintain our focus on adding reserves through drilling and acquisitions, while placing a clear priority on lowering our cost of replacing reserves. Consistent with our stated strategies, we will emphasize maintaining a high-quality inventory of drilling locations, while also focusing on improving our capital and cost efficiency.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying consolidated financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that are uncertain at the time the estimate is made; and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

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

Natural Gas and Oil Reserves

Nature of Critical Estimate Item.    Our estimate of proved reserves is based on the quantities of natural gas and oil which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our proved reserve volumes and values are used to calculate depletion and impairment provisions.

“Ceiling” Limitation Test—The full cost method of accounting for natural gas and oil properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of natural gas and oil properties is not reversible at a later date even if natural gas and oil prices increase. Impairments were required at December 31, 2006 and at June 30, 2007. The calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely, but subsequent period end prices may be used if such prices would reduce the ceiling impairment. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on prices and costs in effect at the time of evaluation. The weighted average natural gas after basis adjustments used in the reserve valuations as of December 31, 2006 and June 30,2007 were $6.12 per Mcf and $5.72 per Mcf, respectively.

The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full cost ceiling impairment. At December 31, 2007, we had a ceiling impairment cushion of $45.2 million. A 10% decrease in prices would have resulted in a decrease in the cushion of approximately $24.1 million. A 10% increase in prices used would have resulted in an increase in the cushion approximately $20.7 million.

Assumptions/Approach Used.    Units-of-production method is used to amortize our natural gas and oil properties. A change in the quantity of reserves could significantly impact our depletion expense. A reduction in proved reserves, without a corresponding reduction in capitalized costs, will increase our depletion rate.

Effect if different assumptions used.    A 10% increase in reserves would have decreased our depletion expense for the year ended December 31, 2007 by approximately 2%, while a 10% decrease in reserves would have increased our depletion expense by approximately 3%.

Unproved Property Impairment

Nature of Critical Estimate Item.    We have elected to use the full cost method to account for our natural gas and oil activities. Investments in unproved properties are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. Unproved properties are evaluated quarterly for impairment on a field basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved natural gas and oil property costs to be amortized.

Assumptions/Approach Used.    At December 31, 2007, we had $46.5 million allocated to unproved United States property costs which was comprised primarily of unevaluated acreage costs. The unproven property costs are evaluated by the technical team and management of whether the property has potential attributable reserves. Therefore, the assessment made by our technical team and management of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if different assumptions used.    A 10% increase or decrease in the unproved property balance would have decreased or increased our depletion expense by approximately 1% for the year ended December 31, 2007.

Asset Retirement Obligation

Nature of Critical Estimate Item.    We have certain obligations to remove tangible equipment and restore land at the end of natural gas and oil production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Under Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, as discussed in Note 2 to our consolidated financial statements, we estimate asset retirement costs for all of our assets, inflation adjust those costs to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an asset retirement obligation, or ARO, liability in that amount with a corresponding addition to our capitalized cost. We then accrete the liability quarterly using the period-end effective credit-adjusted-risk-free rate. As new wells are drilled or purchased, their initial asset retirement cost and liability is calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When wells are sold the related liability and asset costs are removed from the balance sheet.

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

Effect if different assumptions used.    Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent petroleum engineers, who have consented to the use of their name and reports in this Form 10-K, to evaluate our properties annually. We primarily use the remaining estimated useful life from the year end reserve reports by our independent reserve engineer in estimating when abandonment could be expected for each property as an estimate based on field or industry practices. We expect to see our calculations impacted significantly if interest rates move from their current levels, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. Our technical team developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make an accurate estimate.

Capitalized Interest

We capitalize interest for two purposes:    (1) capitalized interest on funds borrowed for specific projects, such as our long-term development of our CBM assets in New South Wales and Victoria, Australia and (2) capitalized interest on borrowed funds used to invest in unproven natural gas and oil properties not being amortized. The methodology for capitalizing interest on general funds, consistent with SFAS No. 34, “Capitalization of Interest Cost,” begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off other debt. We use our best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. The primary debt instruments included in the rate calculation of interest incurred on the funds is our 12 3/4% Senior Secured Notes. The interest to be capitalized for any period is derived by multiplying this fixed rate of interest times the average qualifying assets during the period. To qualify for interest capitalization, we must continue to make progress on the development of the assets.

Stock-Based Compensation

Nature of Critical Estimate Item.    Effective January 1, 2003, we adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), using the prospective application method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This statement required us to record compensation costs for options granted under our stock option plan in accordance with the fair value method prescribed in SFAS No. 123.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”, using the modified-prospective method. Under that method, compensation cost for 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company reports compensation expense for stock options and restricted common shares granted to officers, directors and employees using the fair value method in accordance with SFAS 123R. Stock-based compensation costs are recorded over the requisite service period, which approximates the vesting period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. The fair value of all awards is expensed using the “graded-vesting method”, which recognizes compensation costs over the requisite service period for each separately vesting tranche of an award as though the award were, in substance, multiple awards.

Assumption/Approach Used.    The Black-Scholes-Mertron model requires various highly judgmental assumptions including volatility, expected option life and forfeiture rate. If any of the assumptions used in the Black-Scholes-Mertron model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The table below summarizes the key assumptions for the stock options granted for the periods indicated:

	For the Years Ended December 31,
	2007	2006
Expected volatility	44.4-44.7%	45.7%
Expected life (in years)	6.25	6.5
Expected forfeitures	5.0%	5.0%

Effect if different assumptions used.    A 10% increase or decrease in the volatility rate would increase or decrease our stock based compensation for the year ended December 31, 2007 by approximately 6.4% and 6.6%, respectively. A 10% increase or decrease in expected life would increase or decrease our stock based compensation expense for the year ended December 31, 2007 by approximately 4.6% and 4.9%, respectively. A 10% increase or decrease in forfeiture rate would have a corresponding impact on our stock based compensation expense for the year ended December 31, 2007.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements, which begin on page F-1.

The following table gives information about production volumes and prices of natural gas and oil for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
Production:
Natural gas (MMcf)	6,577	4,646	3,810
Oil (MBbl)	7	12	2
Total (MMcfe)	6,621	4,716	3,822

Natural gas (MMcfd)	18.0	12.7	10.5
Oil (MBod)	0.1	0.2	0.0
Total (MMcfed)	18.1	12.9	10.5

Average sales prices:
Natural gas (per Mcf)	$5.18	$5.60	$7.18
Oil (per Bbl)	$66.17	$64.66	$50.85

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenues.    Substantially all of our revenues are derived from the production of natural gas in the United States. Revenues were $34.6 million for the year ended December 31, 2007, up 29% from $26.8 million for the year ended December 31, 2006. The increase in revenues was the result of a 42% increase in natural gas production primarily in East Texas, which was partially offset by an 8% decrease in natural gas prices.

Production taxes.    We reported production taxes of $765,000 for the year ended December 31, 2007, down from $1.5 million for the year ended December 31, 2006. This decrease was the result of tight sand credit refunds on our Texas natural gas sales and lower Wyoming taxes due to gas price declines.

Lease operating expenses.    We reported lease operating expenses of $6.3 million for the year ended December 31, 2007, up from $5.5 million for the year ended December 31, 2006. This increase was due to an increased number of producing wells and increased production. Our lease operating expenses were $0.95 per Mcfe for the year ended December 31, 2007, compared to $1.18 per Mcfe for the comparable period in 2006.

Transportation and treating.    We reported transportation expenses of $1.6 million for the years ended December 31, 2007 and 2006. Transportation and treating expense was constant as it relates to our Powder River Basin CBM production, which did not change significantly from 2006.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization was $21.5 million for the year ended December 31, 2007, up from $16.3 million for the year ended December 31, 2006. The increase in DD&A expense was the result of a 40% increase in production, primarily attributable to new East Texas wells drilled during 2007. The DD&A rate for the year ended December 31, 2007 was $3.22 per Mcfe, as compared to $3.44 for the comparable period in 2006.

Impairment of natural gas and oil properties.    Impairment of U.S. natural gas and oil properties was $28.5 million for the year ended December 31, 2007, compared to $56.3 million for the comparable period ended December 31, 2006. The 2007 impairment is the result of net natural gas and oil property costs, as adjusted for related deferred income taxes, if any, and other adjustments, exceeding the sum of estimated future net revenues using weighted average after basis adjustment prices in effect at June 30, 2007, the date of the impairment, held constant at $5.72 per Mcf for natural gas, discounted at 10%, and unproven properties at historical costs of $43.6 million. The 2006 impairment was the result of net natural gas and oil property costs, as adjusted for related deferred income taxes and other adjustments, exceeding the sum of estimated future net revenues using post end of period weighted average after basis adjustment prices held constant of $6.11 per Mcf for natural gas, discounted at 10%, and unproven property at historical cost of $81.5 million, as adjusted for related income taxes and other adjustments.

General and administrative.    We reported general and administrative expenses of $16.9 million for the year ended December 31, 2007, up from $13.5 million for the year ended December 31, 2006. This increase in general and administrative expenses was primarily due to an increase in allowance for doubtful accounts and professional service charges, including Sarbanes-Oxley compliance costs, partially offset by a decline in contract personnel costs. The allowance for doubtful accounts was increased by $3.7 million to fully reserve the GeoStar receivable due to current litigation. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $3.9 million for both years ended December 31, 2007 and 2006.

Litigation settlement expense.    The $1.4 million litigation settlement expense incurred in 2007 was primarily the result of an accrual of a settlement payment related to a proposed settlement with GeoStar on certain matters. The settlement proposal was never finalized (Note 16—Commitments and Contingencies —Litigation—Arbitration and Litigation with GeoStar Corporation and Affiliates). The $2.4 million litigation settlement expense incurred in 2006 was primarily the result of a settlement payment regarding Western Gas Resources, Inc., et. al. litigation involving a gas gathering agreement and its applicability to properties we exchanged in 2002 and settlement of the Burning Rock Energy LLC, et. al. litigation by assigning our interest in certain disputed properties.

Interest expense.    We reported interest expense of $14.1 million for the year ended December 31, 2006, compared to $15.6 million for the year ended December 31, 2006. The decrease in interest expense was primarily the result of $1.9 million of capitalized interest in 2007, resulting from capital activity expansion in Texas and Australia. Interest expense includes deferred cost and debt discount amortization of $4.2 million for 2007, a decrease of $100,000 from the comparable 2006 period. There was no capitalized interest in 2006

Debt extinguishment expense.    We reported debt extinguishment expense of $15.7 million for the year ended December 31, 2007. This resulted from the expensing of a prepayment penalty of $3.7 million and deferred financing and debt discount costs of $12.0 million incurred related to $73.0 million of senior secured notes. The senior secured notes were repaid prior to maturity with the proceeds from the sale of $100.0 million of 12 3/ 4% Senior Secured Notes in November 2007. There was no debt extinguishment expense in 2006.

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

Production taxes.    We reported production taxes of $1.5 million for the year ended December 31, 2006, up from $1.1 million for the year ended December 31, 2005. This increase was the result of increased production from new wells and a $350,000 tight sands gas tax refund in 2005.

Lease operating expenses.    We reported lease operating expenses of $5.5 million for the year ended December 31, 2006, up from $3.9 million for the year ended December 31, 2005. This increase was due to an increase in the number of producing wells. Our lease operating expenses were $1.18 per Mcfe for the year ended December 31, 2006, compared to $1.01 per Mcfe for the comparable period in 2005.

Transportation and treating.    We reported transportation expenses of $1.6 million for the year ended December 31, 2006, down from $2.0 million for the year ended December 31, 2005. The decrease in expense was primarily the result of lower Powder River Basin transportation costs. This decrease was the result of a decrease in per Mcf cost from $1.43 per Mcf in 2005 to $0.88 per Mcf in 2006.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization was $16.3 million for the year ended December 31, 2006, up from $13.9 million for the year ended December 31, 2005. This increase primarily was attributable to new East Texas wells drilled and placed into production during 2006 and additional production from new CBM wells drilled in the Powder River Basin. The increase in DD&A expense was the result of a 23% increase in production, which was partially offset by a 5% decrease in the DD&A rate per unit of production. The DD&A rate for the year ended December 31, 2006 was $3.44 per Mcfe, as compared to $3.63 for the comparable period in 2005.

Impairment of natural gas and oil properties.    Impairment of U.S. natural gas and oil properties was $56.3 million for the year ended December 31, 2006, compared to $8.7 million for the comparable period ended 2005. The 2006 impairment was the result of net natural gas and oil property costs, as adjusted for related deferred income taxes and other adjustments, exceeding the sum of estimated future net revenues using post end of period weighted average after basis adjustment prices held constant of $6.11 per Mcf for natural gas, discounted at 10%, and unproven property at historical cost of $81.5 million, which was lower than the estimated fair market value, as adjusted for related income taxes and other adjustments. The 2005 impairment was the result of net natural gas and oil property costs, as adjusted for related deferred income taxes, if any, and other adjustments, exceeding the sum of estimated future net revenues using prices in effect at June 30, 2005, the date of the impairment, held constant at $5.32 per Mcf for natural gas, discounted at 10%, and unproven properties at historical costs of $93.3 million, as adjusted for related deferred income taxes and other adjustments.

General and administrative.    We reported general and administrative expenses of $13.5 million for the year ended December 31, 2006, up from $8.7 million for the year ended December 31, 2005. This increase in general and administrative expenses was primarily due to increases in staff, contract personnel and professional service charges, and the recording of non-cash compensation expense due to the granting of stock options. Non-cash stock-based compensation expense for 2006 pursuant to the SFAS 123R, which is included in general and administrative expenses, was $3.9 million, up from $2.3 million in 2005.

Litigation settlement expense.    The $2.4 million litigation settlement expense incurred in 2006 was primarily the result of a settlement payment regarding Western Gas Resources, Inc., et. al., of a lawsuit involving a gas gathering agreement and its applicability to properties we exchanged in 2002 and settlement of the Burning Rock Energy LLC, et. al. litigation by assigning our interest in certain disputed properties. There was no litigation settlement expense in 2005.

Interest expense.    We reported interest expense of $15.6 million for the year ended December 31, 2006, compared to $13.9 million for the year ended December 31, 2005. The increase in interest expense was the result of higher average debt outstanding and higher interest rates. Interest expense includes deferred financing cost and debt discount amortization of $4.3 million for 2006, a decrease of $500,000 from 2005.

Debt extinguishment expense.    In June 2005, in conjunction with the issuance of the senior secured notes, the Company retired certain senior notes, resulting in a debt extinguishment expense of $1.4 million, comprised of $662,000 of early prepayment penalty and $694,000 of unamortized deferred financing costs.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $85.9 million. For the year ended December 31, 2007, we reported cash flow from operations of $7.4 million. Capital expenditures on natural gas and oil properties totaled $74.2 million, excluding property divestments, during the period for the year ended December 31, 2007.

On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% Senior Secured Notes at an issue price of 99.50%. Approximately $76.7 million of the $92.5 million net proceeds from the offering was used to repay the $73.0 million of our outstanding senior secured notes, with the remaining net proceeds used for general corporate purposes. The 12 3/4% Senior Secured Notes mature on December 1, 2012. The 12 3/4% Senior Secured Notes contain certain covenants that among other things limit Gastar USA’s and the guarantors’ ability to: (i) incur additional indebtedness; (ii) pay distributions on, or repurchase or redeem equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into certain transactions with affiliates; and (vi) sell assets or consolidate or merge into other companies. Notwithstanding the above, we may incur other indebtedness, which would be subordinate to the 12 3/4% Senior Secured Notes, up to an aggregate $25.0 million of indebtedness under the Revolving Credit Facility or such additional amounts of 12 3/4% Senior Secured Notes; provided, that Gastar USA’s consolidated cash flow to fixed charges for the most recent four quarters giving the effect of the incurrence at the beginning of such four-quarter-period is at least 2.0 to 1.0.

On November 29, 2007, concurrent with the closing of the 12 3/4% Senior Secured Notes, Gastar USA entered into a Revolving Credit Facility, which provides for an initial first priority lien borrowing base of $19.4 million. At December 31, 2007, there were no amounts outstanding under the Revolving Credit Facility.

Covenants in our 12¾% Senior Secured Notes Indenture, our indenture governing our 9.75% convertible senior unsecured subordinated debentures and our Revolving Credit Facility agreement require us to make an offer to repurchase or repay all of the outstanding indebtedness thereunder in the event of a change of control of the Company, as defined in the respective agreements. Each of the indentures provides that if there is a change of control of the Company, as defined in the respective indenture, we are required to make an offer to each holder to repurchase all or any part of the 12¾% Senior Secured Notes or the 9.75% convertible senior unsecured subordinated debentures, as the case may be, at 101% of the aggregate principal amount of the notes or debentures tendered for repurchase, plus accrued and unpaid interest. In the event of a change of control, as defined under the Revolving Credit Facility Agreement, all obligations under the Revolving Credit Facility will become immediately due and payable. If the change of control event occurs in one or more of these agreements, we may not have adequate financing available to meet the resulting payment obligations.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans, particularly our drilling plans in East Texas and Australia, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, sales of assets and the issuance of additional debt or equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We cannot be certain that future funds will be available to fully execute our current business plan.

Our 2008 capital expenditures under our current business plan are estimated to total approximately $65.4 million, of which $43.4 million is estimated to be spent on unconventional natural gas and oil exploration and development operations in East Texas, $7.4 million is estimated to be spent on CBM projects and additional projects in the United States and $14.6 million is estimated to be spent on CBM projects in Australia. Based on our current budget, we have sufficient capital, together with internally generated cash flow, to fund our exploration and development activities in East Texas and Australia for 2008 and a significant portion of 2009’s projected capital needs in excess of the next 12 months.

Our cash flow and ability to raise capital are highly dependent upon natural gas pricing. A material decrease in current and projected natural gas prices could impact our ability to fund future activities, impair our ability to raise additional capital on acceptable terms and result in a financial covenant default under the 12 3/4% Senior Secured Notes, resulting in mandatory principal reduction under certain conditions.

In the third and fourth quarters of 2007, we entered into two costless collar transactions with counterparties. The first transaction covers a notional volume of 2,000 MMBtu per day or approximately 0.8 Bcf of natural gas production for the year 2008 with a $5.50 per MMBtu floor and a $7.50 MMBtu ceiling price that represent hedge prices at Inside FERC Colorado Interstate Gas Rocky Mountains (“CIG”). The second transaction covers a notional volume of 5,000 MMBtu per day or approximately 1.8 Bcf for the year 2008 with a $6.75 per MMBtu floor and a $8.00 MMBtu ceiling price that represent hedge prices at East-Houston-Katy—Houston Ship Channel (“HSC”). The volume hedged as of December 31, 2007 represents approximately 43% of 2008 projected production, as estimated by our third party reservoir engineer at December 31, 2007.

In January 2008, we hedged an additional 5,000 MMBtu per day of our Texas production at HSC prices between $7.00 per MMBtu and $8.88 per MMBtu for February 2008 through December 2008 and hedged 800 MMBtu per day of natural gas of our Powder River Basin production at CIG prices between $6.00 per MMBtu and $7.90 per MMBtu for February 2008 through December 2008. Additionally in February 2008, we hedged 5,000 MMBtu per day of our Texas production at HSC prices between $8.00 per MMBtu and $9.30 per MMBtu for January 2009 through December 2009. All 2008 hedges were costless collars.

Covenants in our 12 3/4% Senior Secured Notes Indenture and our Revolving Credit Facility Agreement restrict us from hedging more than 75% of the projected production from proved developed producing reserves.

At December 31, 2007, we were in compliance with all debt covenants.

Off Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations under these arrangements as of December 31, 2007:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Maturities on long-term debt, including related current portion (1)	$133,250	$—	$33,250	$100,000	$—
Interest on long-term debt	67,934	16,008	28,540	23,386	—
Office lease (2)	582	205	377	—	—
Drilling contract (3)	12,060	6,300	5,760	—	—
Operating leases and other (4)	25	8	17	—	—

Total	$213,851	$22,521	$67,944	$123,386	$—

(1)	These amounts represent the principal balances that will become due on our 12 3/4% Senior Secured Notes, subordinated unsecured notes payable and convertible senior debenture.
(2)	Office lease obligation expires October 31, 2010.
(3)	Represents minimum rates under a three year drilling contract commitment requiring minimum fees per year, net of advance payments.
(4)	Represents operating lease payments for various office equipment.

We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At December 31, 2007, our reserve for these obligations totaled $4.4 million for which no contractual commitment exists. Information about this reserve is set forth in Note 2—Summary of Significant Accounting Policies—Asset Retirement Obligation to our consolidated financial statements, which begin on page F-1.

We have employment agreements with our Chief Executive Officer, Chief Financial Officer and Chief operating Officer, which obligate us to pay a specified level of salary, target bonus and certain other payments and reimbursements to them during their employment and in the event of termination or change of control. Information about such payments is set forth in Item 11, “Executive Compensation”.

Commitments

During 2006, we entered into an agreement with a drilling contractor to provide contracted drilling services in the Hilltop area of East Texas for a three-year period at agreed upon day rates. The Company made advance payments totaling $2.0 million prior to drilling rig delivery in November 2006. The advance payments are being amortized over the three-year term of the agreement. The Company is required to pay the drilling contractor a minimum of $6.3 million per year in drilling day rate fees, net of the amortization of the advance payments, during the three-year term of the agreement commencing November 2006.

In March 2008, we entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of our natural gas production from Hilltop area of East Texas. These agreements are effective September 1, 2007 and have a term of 10 years. ETC currently provides us 50 MMcfd of treating capacity and 120 MMcfd of gathering capacity. We have the right to request ETC build, at their cost, up to 150 MMcfd of treating and gathering capacity during the term of the agreement, provided that our production equals 85% of the then existing treating and gathering capacity for a 30 day period. We may at any time elect to have our treating and gathering capacity increased subject to cost indemnifications to ETC. Additional treating and gathering capacity requests must be in at least 25 MMcfd and 5 MMcfd increments, respectively. In addition, we must furnish to ETC information that reasonably demonstrates that our projected production for the five years after expansion is sufficient to warrant the costs to create the expanded treating and gathering capacity. The incremental volume increases in treating and gathering capacity shall be subject to marginal increases in treating fees. Pursuant to the agreements, we have access up to 150 MMcfd of firm transportation on ETC’s system or the pipelines of its affiliates or subsidiaries from the tailgate of the treating facility to Katy Hub. We have the option to sell and ETC has the obligation to buy, up to 150 MMcfd of our Hilltop production at delivery points upstream of ETC’s gathering and treating facilities. We do not have an obligation to deliver to ETC volumes in excess of 150 MMcfd, but should ETC elect to purchase such excess volumes, purchases will be subject to the treating and gathering expansion terms set forth in the agreements.

Registration Obligation and Penalties

On November 29, 2007, Gastar USA, a wholly owned subsidiary of Gastar Exploration Ltd., sold $100 million aggregate principal amount of 12 3/4% Senior Secured Notes at an issue price of 99.50%. Gastar USA is obligated to prepare and file with the SEC within 150 days of the issue date of the 12 3/4% Senior Secured Notes, or April 27, 2008, a registration statement to exchange the 12 3/4 % Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the 12 3/4% Senior Secured Notes. Gastar USA is to use its best efforts to cause the registration statement to be declared effective within 240 day of the issue date of the 12 3/4% Senior Secured Notes, or July 24, 2008. Gastar USA has agreed to offer exchange notes in exchange for the 12 3/ 4% Senior Secured Notes as soon as is practicable after the registration statement has become effective, unless prohibited by law or SEC policy, and to file a shelf registration statement for the resale of the 12 3/4% Senior Secured Notes if Gastar USA cannot consummate the exchange offer within 290 days of the date of the issuance of the 12 3/4% Senior Secured Notes, or September 12, 2008, and in certain other circumstances. In the event Gastar USA fails to meet its registration obligations as set forth above, Gastar USA has agreed to pay liquidated damages to the holders of the 12 3/4% Senior Secured Notes in the form of additional cash interest payments on the 12 3/4% Senior Secured Notes equal to 0.25% per annum for the first 90-day period, increasing to a maximum of 0.50% per annum for each subsequent 90-day period.

New Accounting Pronouncements

Fair Value Measurements.    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under US GAAP. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout US GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The FASB also has issued Staff Position FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 or FSP No. 157-2 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Non-controlling Interests in Consolidated Financial Statements.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations.    In December 2007, FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141R”), which creates greater consistency in the accounting and financial reporting of business combinations. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities.    In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No 159”), which permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the year ended December 31, 2007, a 10% change in the prices received for natural gas production would have had an approximate $3.4 million impact on our revenues. We have entered into hedge transactions to mitigate our commodity pricing risk. See Note 9—Commodity Hedging Contracts to our consolidated financial statements, beginning on page F-1, for additional information on our hedging activities.

Interest Rate Risk

The carrying value of our debt approximates fair value. At December 31, 2007, we had approximately $133.3 million in principal amount of long-term debt, all of which was at a fixed interest rate. A 10% fluctuation in interest rates would have no impact on annual interest expense.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in U.S. dollars, thus limiting our exposure to currency translation risk. In 2007, our Australian activities consisted of capital expenditures totaling approximately $15.2 million. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 8.	Financial Statements and Supplementary Data

The reports of our independent registered public accounting firms and our consolidated financial statements, related notes and supplementary information are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.

Our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ J. RUSSELL PORTER	/s/ MICHAEL A. GERLICH
J. Russell Porter	Michael A. Gerlich
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer
March 17, 2008	March 17, 2008

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Gastar Exploration Ltd.

Houston, Texas

We have audited Gastar Exploration Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the effectiveness of internal control over financial reporting of the Company based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Gastar Exploration Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gastar Exploration Ltd. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 14, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Certain Other Officers

Our directors, executive officers, who are also referred to as “named executive officers”, and certain other significant employees and their ages as of March 10, 2007 are as follows:

Name	Age	Position
J. Russell Porter*	46	Chairman, President, Chief Executive Officer and Director
Michael A. Gerlich*	53	Vice President and Chief Financial Officer
Jeffery C. Pettit*	50	Vice President and Chief Operating Officer
Henry J. Hansen	52	Vice President of Land
Frederick E. Beck, PhD	48	Vice President of Drilling
R. David Rhodes	49	Vice President of Completion and Production
Sara-Lane Sirey	39	General Corporate Canadian Counsel and Corporate Secretary
Abby F. Badwi	61	Director
Robert D. Penner	63	Director
John M. Selser Sr.	49	Director

*	Named executive officer.

J. Russell Porter has been a member of our Board of Directors and has served as our President and Chief Executive Officer since February 2004 and was appointed Chairman of the Board in August 2006. From September 2000 to February 2004, he served as Chief Operating Officer and as an officer of GeoStar Corporation. Mr. Porter has an energy focused background, with approximately 17 years of natural gas and oil exploration and production experience and five years of banking and investment experience specializing in the energy sector. From April 1994 to September 2000, Mr. Porter served as an Executive Vice President of Forcenergy, Inc., a publicly traded exploration and production company, where he was responsible for the acquisition and financing of the majority of its assets across the United States and Australia. He currently is a director of Caza Oil & Gas, Inc., a publicly traded exploration and development company listed on the Toronto Stock Exchange and the London AIM exchange. Mr. Porter holds a Bachelor of Science degree in Petroleum Land Management from Louisiana State University and a MBA from the Kenan-Flagler School of Business at the University of North Carolina at Chapel Hill.

Michael A. Gerlich joined us in May 2005, as Vice President and Chief Financial Officer. Mr. Gerlich has over 27 years of natural gas and oil accounting and finance experience. From 1994 until joining us, Mr. Gerlich served as Senior Vice President—Accounting and Finance for Calpine Natural Gas L.P., formerly known as Sheridan Energy, Inc., where he served as Vice President and Chief Financial Officer. Over a 10-year period prior to joining Sheridan Energy, Mr. Gerlich held various accounting and finance positions with Trinity Resources, Ltd., with his last position being Executive Vice President and Chief Financial Officer. Mr. Gerlich was also with a Big Four accounting firm, where the focus of his practice was with energy related clients. Mr. Gerlich is a Certified Public Accountant and graduated with honors from Texas A&M University with a Bachelor of Business Administration degree in Accounting.

Jeffery C. Pettit joined us in August 2007, as Vice President and Chief Operating Officer. Mr. Pettit has over 28 years of natural gas and oil operational experience. Prior to joining us, Mr. Pettit was General Manager-Gulf Coast Operations and Engineering with Dominion E&P. He joined Dominion in 2001 and held positions as Joint Interest Manager and General Manager—Coalbed Methane. Previous to his service at Dominion, Mr. Pettit worked as a private engineering consultant for several independent oil and gas companies. During the twenty year period from 1979 until 1999, his employment included various operations, acquisitions, and reservoir engineering management positions with Burlington Resources, LL&E, Inexco Oil Company and Pennzoil. Mr. Pettit holds a Bachelor of Science degree in Petroleum Engineering from Mississippi State University.

Henry J. Hansen joined us in September 2005, as Vice President of Land. Mr. Hansen has over 28 years of land management experience. Prior to joining us, Mr. Hansen was Rocky Mountain Land Manager with El Paso Corporation from 1999 until January 2003. He returned to El Paso Corporation in June 2004, where he was senior landman until joining Gastar in September 2005. Mr. Hansen graduated from the University of Texas at Austin, Texas with a Bachelor of Business Administration in Petroleum Management.

Frederick E. Beck, PhD joined us in April 2002, as Vice President of Drilling. Dr. Beck has over 25 years of diversified experience in the natural gas and oil business. He has held positions with a major operator as a drilling engineer, drilling supervisor and as an assistant professor of petroleum engineering at the New Mexico School of Mines. From 1996 and prior to joining us as Vice President of Operations, Dr. Beck was Vice President of the turnkey drilling division of Nabors Drilling USA LP. Dr. Beck holds a Bachelor of Science degree in Geology, Master of Science degree in Petroleum Engineering and Doctor of Philosophy Degree in Petroleum Engineering, all from Louisiana State University in Baton Rouge, Louisiana.

R. David Rhodes joined Gastar in March 2006, as Vice President of Completion and Production. Mr. Rhodes has over 25 years of petroleum engineering experience, focused primarily in the supervision and management of completion and production operations. Prior to joining Gastar, he managed Oil & Gas Operations and Consulting, Inc., an independent consulting firm he established in May 2001, where he worked as a petroleum engineering consultant for numerous natural gas and oil operators including Gastar. Mr. Rhodes continues to maintain his relationship with Oil & Gas Operations and Consulting, Inc. From 1981 to 2001, Mr. Rhodes held various engineering and management/supervisory positions at Getty Oil Company and Marathon Oil Company (formerly Texas Oil & Gas Company). His last position was Operations Manager for East Texas and Northern Louisiana. Mr. Rhodes holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University.

Sara-Lane Sirey, LLB is an attorney in private practice, who has served as the Corporate Secretary of Gastar and General Corporate Canadian Counsel since May 2000. From July 1993 to April 2001, she served as an attorney at the law firm of Armstrong Perkins Hudson LLP (formerly Ogilvie and Company) in Calgary, Alberta, Canada, becoming a partner in 1999. Specializing in corporate/securities law, she has acted for issuers, in all industry segments, in Canada, the United States and internationally, focusing on corporate reorganizations, commercial transactions and initial public offerings of junior emerging companies as well as equity and debt financings, mergers and acquisitions and commercial transactions of senior established companies. Ms. Sirey obtained her Bachelor of Laws degree at the University of Saskatchewan.

Abby F. Badwi has been a member of our Board of Directors since February 2004. Mr. Badwi is an international energy executive with more than 30 years of experience in the exploration, development and production of natural gas and oil fields in North America, South America, Asia, Europe and the Middle East. He currently is Chief Executive and Director of Bankers Petroleum, a Canadian public exploration and production company listed on the TSX and London AIM Exchange with operations in Europe and the USA. From July 2005 to September 2007, he was President, Chief Executive Officer and director of Rally Energy Corp., a public Canadian natural gas and oil company listed on the TSX and the Frankfurt Stock Exchange with operations in Egypt, Pakistan and Canada. Prior to joining Rally Energy, he was the President of Corrundum Energy Ltd, a private natural gas and oil investment and advisory firm from 2003 until 2005. From 2000 until 2003, he was President and CEO of Geodyne Energy Inc., a natural gas and oil venture publicly traded on Canada’s TSX Venture Exchange. Mr. Badwi has been an officer of several Canadian public and private companies, including President and Chief Operating Officer of Carmanah Resources Ltd., a Calgary, Alberta-based company with oil holdings in Canada, Indonesia and Venezuela, and Vice President International Exploration of Sceptre Resources Limited, an natural gas and oil exploration and production company. He is currently a director of Sustainable Energy Technologies Ltd. and Fairmount Energy Inc., both listed on Canada’s TSX Venture Exchange. Mr. Badwi holds a Bachelor of Science degree in petroleum geology from the University of Alexandria, Egypt.

Robert D. Penner became a member of our Board of Directors effective July 16, 2007. Mr. Penner retired from his position as a senior partner with KPMG in 2004, after a career of advising public and private clients on tax and accounting matters for almost 40 years. He currently serves on the Board of Directors for Corridor Resources Ltd, Storm Cat Energy Corporation, Sustainable Energy Technologies Ltd., Terra Energy Corp. and Unbridled Energy Corporation as well as serving on the Board of Directors or as Executor/Trustee for several private companies and family trusts.

John M. Selser Sr. became a member of our Board of Directors effective March 30, 2007. He has been a partner at Maple Leaf Partners, a Baton Rouge, Louisiana based hedge fund since 2003. From 1992 to 2003, Mr. Selser was an energy equity analyst for several sell-side firms. From 1984 to 1991, Mr. Selser was a petroleum engineer for major oil companies in various domestic drilling, production and reservoir engineering assignments. Mr. Selser holds a Bachelor of Science in both Civil Engineering and Petroleum Engineering from Louisiana State University, Baton Rouge, Louisiana and a Masters of Business Administration from Tulane University, New Orleans, Louisiana.

Each of our directors holds office until the next annual meeting of shareholders or until the director resigns or is removed by actions of the board. Of our directors, Messrs. Porter and Selser are citizens of the United States, while Messrs. Badwi and Penner are citizens of Canada. There are no family relationships between any of our directors or executive officers.

Section 16 Reporting

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of information furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers, and greater than 10% beneficial owners were complied with during the year ended December 31, 2007.

Code of Ethics

We adopted a Code of Ethics on December 15, 2005. A copy of our Code of Ethics for all employees was filed as an exhibit to our Registration Statement on Form S-1/A on December 22, 2005 and is available on our website at www.gastar.com. A copy of our Code of Ethics will be provided to any person without charge, upon request. Such requests should be directed to J. Russell Porter, President and Chief Executive Officer, 1331 Lamar Street, Suite 1080, Houston, Texas 77010.

Shareholders or other interested parties may send communications to the Board of Directors by writing through the Secretary of the Company at 1331 Lamar Street, Suite 1080, Houston, Texas 77010. The Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Comments or complaints relating to our accounting, internal accounting controls or auditing matters will also be referred to members of the Audit Committee. The Audit Committee has procedures for (a) receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The “Whistleblower” procedure adopted by the Audit Committee is available on our website at www.gastar.com.

Audit Committee

We have a separately-designated standing Audit Committee, which currently is comprised of Messrs. Badwi, Penner (chairman and financial expert) and Selser. After reviewing the qualifications of the current members of the Audit Committee, the Board of Directors has determined that all current Audit Committee members are “independent”, as that concept is defined in Section 10A of the Exchange Act, and the applicable rules of the American Stock Exchange. The Board of Directors also determined that all current Audit Committee members are financially literate and that Mr. Penner is a “financial expert” under the applicable rules of the Exchange Act. In accordance with its Terms of Reference, the Audit Committee examines and reviews on behalf of the Board of Directors, internal financial controls, financial and accounting policies and practices, related party transactions and the form and content of financial reports and statements. The Audit Committee is responsible for the hiring, overseeing and terminating the independent accountants engaged to prepare any audit or issue any audit report, and the work of the external auditors. The Chief Financial Officer attends the meetings of the Audit Committee by invitation.

On March 15, 2007, we notified the American Stock Exchange that we were not in compliance with the American Stock Exchange Company Guide Rule 121(B)(2)(a), which requires that each listed company must have, and certify that it has and will continue to have, an audit committee of at least three independent members. As a result of an independent member of our Audit Committee not standing for reelection at our 2006 annual meeting of shareholders, the Audit Committee was left with two independent members, one of whom remains designated as its “financial expert”. On July 16, 2007, we announced that Mr. Robert D. Penner had been appointed a director and a member of the Audit Committee, bringing us into compliance with the American Stock Exchange Company Guide Rule.

Notwithstanding our temporary non-compliance with the American Stock Exchange rule regarding the number of independent directors serving on the Audit Committee, at all times since January 4, 2006, the date we first became listed and subject to the reporting requirements of the Exchange Act, as amended, our Audit Committee has consisted solely of directors meeting the independence requirements of the American Stock Exchange and Section 10A of the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis explains our compensation objectives, philosophy and practices with respect to our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, who are referred to as named executive officers. These individuals are our only executive officers.

Compensation Philosophy

Our compensation programs for our named executive officers are designed to achieve the following objectives:

•	Attract and retain highly talented individuals who will engage in behavior essential to our success;

•	Motivate and reward employee performance that is critical to our success;

•

Align the interests of our named executive officers and our shareholders by motivating our named executive officers to increase shareholder value and rewarding them based on operational and financial success and when shareholder value increases; and

•	Balance annual cash payments and longer term equity compensation.

Our executive compensation is structured to achieve these goals through our mix of short-term cash payments and long-term equity compensation.

Elements of Executive Compensation and Rationale

There are three key elements to our compensation: base salary, annual cash bonus awards and stock-based compensation. We believe that a combination of these three elements balances rewards for current performance and longer term corporate objectives as measured, among other things, by operational successes, common share performance and creation of shareholder value. The terms of the named executive officers’ employment, including their compensation and other benefits, are set forth in employment agreements, described below.

Role of the Remuneration Committee, its Consultant and Management

Executive compensation is the responsibility of the Remuneration Committee (for purposes of this analysis, the “Committee”). The Committee operates under a written charter, or the “Terms of Reference”, adopted by the Board of Directors. Abby F. Badwi, Robert D. Penner and John M. Selser Sr. are members of the Board of Directors and members of the Committee. Mr. Badwi is the Committee Chairman. Each member of the Committee qualifies as an independent director under the American Stock Exchange listing standards and under the Exchange Act.

The aim of the Committee is to award and compensate officers and employees in a manner which provides incentives for the enhancement of shareholder value, for the successful implementation of the Company’s business plan and for continuous improvement in corporate and personal performance. The compensation program is based on a pay-for-performance philosophy.

The Committee reviews and recommends the compensation philosophy and guidelines for the Company, which include reviewing the compensation philosophy and guidelines (a) for executive management, for recommendation to the Board for its consideration and approval, and (b) relating to all employees, including annual salary and incentive policies and programs, and material new benefit programs or material changes to existing benefit programs.

During 2007, the Committee engaged Thomas J. Reno & Associates, Inc. (“TJR”), a consulting firm experienced in executive compensation, which has access to national compensation surveys and our compensation information. TJR’s responsibilities include”

•	Providing recommendations on compensation based on review of the compensation of our peer group (as described below);

•	Gathering and analyzing publicly available proxy data from the peer group and other peer group data;

•	Analyzing pay survey data and analyses provided by our management;

•	Reviewing and advising on the performance measures to be used in bonus formulas and equity awards; and

•	Reviewing and advising on target bonus levels, actual year end bonus calculations and the design and size of equity awards.

These peer companies reviewed by TJR included Abraxas Petroleum Corp., Exploration Company of Delaware, Gasco Energy Inc., GMX Resources Inc., Harvest Natural resources Inc., NGAS Resources Inc., Toreador Resources Corp., Transmeridian Exploration Inc. and Warren Resources Inc. TJR reviewed the amount or form of executive and director compensation, as well as periodic detailed analyses of peer group executive salaries, cash bonus awards and other incentive compensation bonus awards and other incentive compensation awards, such as stock options and restricted common stock grants. This information is used by the Committee to insure that base salaries and other benefits are reasonable and competitive with those offered by our peer group to their executives.

Our Chief Executive Officer also plays an important role in the executive compensation process and is closely involved in assessing the performance of our named executive officers and making recommendations regarding base salary, bonus targets, performance measures and weighting and equity compensation for these executive officers. The compensation of our Chief Financial Officer and Chief Operating Officer is determined by the Committee, after receiving the recommendations of the Chief Executive Officer as to what he considers to be fair compensation for our named executive officers. The recommendations are based on an assessment of the Chief Financial Officer’s and Chief Operating Officer’s responsibilities and performance, the Company’s performance and the market in which the Company competes for executive talent. The Chief Executive Officer attends those portions of the meetings of the Committee that are related to the Chief Financial Officer’s and Chief Operating Officer’s compensation. The compensation of our Chief Executive Officer is determined by the Committee. In determining the compensation of the Chief Executive Officer, the Committee takes into account the Chief Executive Officer’s responsibilities and performance, the Company’s performance and the market in which the Company competes for executive talent. The Chief Executive Officer does not attend any meetings related to his compensation.

Our Chief Financial Officer also plays an important role in our executive compensation process. Our Chief Financial Officer makes recommendations to the Committee regarding the structure of the annual cash bonus awards program and the size of such awards. These recommendations are drawn from our Chief Financial Officer’s previous work experience and informal surveys of the annual cash bonus programs of other similar sized companies and other oil and natural gas companies.

Benchmarking of Compensation

When making compensation decisions, we also look to the compensation of our named executive officers relative to the compensation paid to similarly-situated executives at other organizations that are similar in size and operations to us. During 2007, TJR provided us with competitive compensation data from our peer group as well as business and technical considerations. In 2007, we used three primary resources to identify competitive compensation relevant to our named executive officers:

•	TJR;

•	2007 U.S. Energy Compensation Survey; and

•	SEC disclosure data for similarly sized organizations within the natural gas and oil industry.

Third-party survey data, such as that provided by TJR and information from other resources and industry contacts, is considered when evaluating external competitiveness. We use this data to ensure that we are maintaining a level of compensation that is both commensurate with our size and sufficient to retain personnel we consider essential. In reviewing comparative data, we do not engage in benchmarking for the purpose of establishing compensation levels relative to any predetermined point. In the Committee’s view, third-party survey data provides insight into external competitiveness but is not an appropriate single basis for establishing compensation levels. This is primarily due to the differences in the size of comparable companies and the lack of sufficient appropriate matches to provide statistical relevance. Our preference is that performance, rather than third party survey data, should drive executive compensation. The Committee seeks the input of our Chief Executive Officer in evaluating the performance of all of our executive officers, excluding himself. Our Chief Financial Officer assists in the gathering of information regarding the employment market assessment.

In the processes used by the Committee to establish and adjust executive compensation levels, third party-survey data is considered, along with performance, experience and the potential of the individual to contribute to the Company’s operations and growth. The Committee can exercise both positive and negative discretion in relation to the compensation awards and its allocation between cash and non-cash awards. The Committee has the authority to approve, deny and suggest alternative compensation packages.

Elements of Executive Compensation and Rationale

The Company entered into employment agreements with J. Russell Porter, our President and Chief Executive Officer, and Michael A. Gerlich, our Chief Financial Officer, effective February 24, 2005 and May 17, 2005, respectively. The agreements with Messrs. Porter and Gerlich set forth, among other things, annual compensation, and adjustments thereto, minimum bonus payments, termination provisions, fringe benefits, termination and severance provisions. The agreements automatically renew annually; however, they may be terminated at any time with or without cause. The Company and Jeffery C. Pettit, our Chief Operating Officer, entered into a letter agreement on August 21, 2008. The letter agreement sets forth, among other things, Mr. Pettit’s initial base salary, a guaranteed 2007 bonus, fringe benefits, such as vacation and medical insurance coverage, and severance provisions for his at will employment, which may be terminated at any time by us or Mr. Pettit with or without cause. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for additional information on employment agreement to the named executive officers.

Base Salary.    Base salary represents the fixed element of the named executive officers’ cash compensation. The base salary reflects economic consideration for each individual’s level of responsibility, expertise, skills, knowledge, experience and performance. Base salaries for our named executive officers are reviewed annually. Each of our named executive officer’s initial annual salary is set for the terms of their respective employment agreement but may be adjusted upward or downward at each anniversary date of each officer’s employment at the discretion of the Committee. The base salary amounts for Messrs. Porter and Gerlich have been set at $450,000 and $275,000 respectively. Mr. Pettit’s letter agreement with us set his initial base salary at $285,000. A description of the material terms of each named executive officer’s employment agreement is provided in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements”.

In 2007, the Committee made no changes to the base salary amounts for any of our named executive officers, based on the Committee’s determination that the existing base salaries were competitive and appropriate in light of the named executive officers’ tenure with the Company and the overall level of corporate activity.

Annual Cash Bonus Awards.    Our cash bonus awards reflect our philosophy to pay for performance. These awards provide our named executive officers, as well as our other employees on the same basis, with an opportunity to earn an annual cash bonus based on an evaluation of individual performance and the Company achieving certain operational and financial performance targets. At the beginning of each year, the Committee approves a target cash bonus pool, which equals the sum of a bonus target percentages of each employee times each employee’s annual salary. The targeted bonus percentages for named executive officers was determined using the experiences of the members of the Committee, the review of cash bonus awards of named executive officers with other companies, many of which have substantially more resources to evaluate such matters, and on informal surveys with other companies. At the end of each year, the Company’s performance is evaluated against certain specific operational and financial target criteria. Each criterion is given a certain weighting, with a majority of the weighting allocated to operational factors. In developing the appropriate target criteria and their respective weightings, the Committee analyses the relative importance of each of the target criteria to our business strategy for the upcoming fiscal year. Criteria and weightings used in 2007 were:

•	Achieving a target average annual production per day for the year (20%);

•	Achieving a target total Company proved reserves (20%);

•	Achieving specific Texas average (per Mcfe) finding and development costs and controllable lifting costs (20%);

•	Achieving specific overall per Mcfe average cash general and administrative expense (5%);

•	Achieving specific level of operating cash flow (25%); and

•	Accomplishing certain financing goals during the year (10%).

Performance above or below the targeted criteria results in a calculated increase or decrease in the cash bonus pool. Certain minimum targets are also established for the individual criteria which, if not met, results in no bonus being earned for that criterion. At the end of the year, an approved bonus pool is calculated based on the bonus pool criteria accomplishments. The amount of the calculated bonus pool is subject to adjustment and final approval by the Committee. As a result of our 2007 operational and financial performance, we surpassed all of the performance targets except one operational criterion. This would have resulted in a calculated bonus pool of an amount equal to 250% of the target cash bonus pool. In its discretion, the Committee reduced the calculated bonus pool to an amount equal to 150% of the target cash bonus pool.

For 2007, the Committee determined that Mr. Porter’s target cash bonus would be 50% of his annual compensation based on the reasons described above. As a result of our operational and financial performance, he was awarded a cash bonus of $337,500, or 75% of his base salary in 2007, which is equal to 150% of his target bonus. He received an amount based on the same formula applicable to all employees of 1.5 times targeted cash bonus. His 2007 bonus reflected his leadership in raising significant debt and equity capital to finance our expanded exploration activities in East Texas and Australia, as well as the Company meeting and exceeding the operational and financial targets described above.

For 2007, the Committee determined that Mr. Gerlich’s target cash bonus would be 35% of his annual compensation based on the reasons described above. As a result of our operational and financial performance, he was awarded a cash bonus of $145,000, or 53% of his base salary in 2007, which is equal to 150% of his target bonus. He received an amount based on the same formula applicable to all employees of 1.5 times targeted cash bonus. His 2007 bonus recognized his financial skills used to successfully raise significant debt and equity capital to finance our expanded exploration activities in East Texas and Australia, providing the leadership in the successful completion of the Sarbanes Oxley compliance process, including IT compliance, as well as the Company meeting and exceeding the operational and financial targets described above.

For 2007, the Committee determined that Mr. Pettit’s target cash bonus would be 25% of his annual compensation based on the reasons described above. In 2007, he was awarded a cash bonus of $40,000, or 38% of his base salary, pro rated for the period he was employed by us during the year. He received an amount based on the same formula applicable to all employees of 150% of targeted cash bonus. His 2007 bonus recognized his contribution to the overall improvement in operational activities since becoming our Chief Operating Officer, as well as the Company meeting and exceeding the operational and financial targets described above.

In 2007, a significant factor in determining the 150% of multiplier to calculate the level of cash bonus awards was the Company’s substantially improved exploration and operational results, as compared to those of 2006, and the substantial increase in year end proved reserves.

Cash Retention Payment Award.    The Company is involved in a number of litigation matters, where an adverse ruling could have a material adverse effect on us. Retention of our named executive officers and all other employees has become a meaningful consideration in our overall compensation package. As a result of the uncertainties created by this situation, the Board of Directors at the Committee’s recommendation approved cash retention payment awards for the named executive officers, as well as all other employees. Each named executive officer and other current employees of the Company who are still employed by the Company on January 31, 2009 will receive a cash retention payment equal to their target bonus. The cash incentive bonus awards for Messrs. Porter, Gerlich and Pettit are calculated to be $225,000, $96,250 and $71,250.

Stock-based Compensation.    We believe that equity compensation is the most effective means of linking compensation provided to our named executive officers with long-term operational success and increases in shareholders’ value. The Board of Directors has discretionary authority to determine granting and vesting periods of stock option and restricted common share grants. We use stock-based compensation as a long-term vehicle because we believe:

•	Stock-based compensation align the interests of named executive officers and our other employees with those of the shareholders;

•	The vesting period incorporated into stock-based compensation fosters a longer term perspective necessary for staff retention, stability and continuity; and

•	Stock-based compensation helps to provide a longer term balance to our overall compensation program.

Historically, we used stock options as the equity compensation vehicle. In mid-2007, we began using grants of restricted common shares to employees as a compensation vehicle, rather than stock options. This change occurred in response to the Committee’s judgment that to retain and attract qualified employees we needed a more definable deferred monetary incentive than was being provided by stock option grants. Currently, restricted common shares are granted to new hires at the time of employment and to all others, including our named executive officers, in the first half of the year, as determined by the Committee. The 2007 grants of restricted common shares vest one-third on the second, third and fourth anniversaries of the grant. This vesting schedule was based on the Chief Executive Officer’s belief that a vesting schedule that delayed the initial vesting of shares until the second anniversary of the grant provides more incentive for retention of employees than might be provided by a shorter initial vesting period.

Although we do not anticipate using stock option grants for employees in the future, we have utilized stock option grants as the equity compensation vehicle for our directors, although this may change in the future.

In July 2007, Messrs. Porter and Gerlich received a restricted common share grant for an aggregate of 225,000 and 137,500 of our restricted common shares, respectively. The restricted common shares granted to Messrs. Porter and Gerlich were part of a larger annual grant of restricted common shares to employees designed to retain and provide additional employee incentives.

The number of restricted common shares is calculated by multiplying 50% times the employee’s base salary. For 2007, TJR recommended that the target bonus percentage be 100% of base salary based on their review of the compensation practices of our peer companies. The Committee determined that the target bonus percentage for 2007 would be 50% of each employee’s base salary. In making this determination, the committee also considered other factors, such as Mr. Porter’s leadership and his success during the year in raising significant debt and equity capital to finance our expanded exploration activities in East Texas and Australia, Mr. Gerlich’s contribution during the year in raising significant equity capital to finance our expanded exploration activities in East Texas and Australia and the Company’s successful completion and compliance with the Sarbanes Oxley Act, and Mr. Pettit’s guidance in the overall improvement in our operational activities.

Mr. Pettit joined us as Chief Operating Officer in August 21, 2007. As a part of his employment package, Mr. Pettit received a restricted common share grant for an aggregate of 112,500 restricted common shares.

Perquisites.    The named executive officers are eligible to participate in the same comprehensive benefits as are offered to all full-time employees. Additionally, Mr. Porter’s employment agreement provides that we will pay or reimburse him up to $25,000 for his membership dues in clubs and/or organizations as are reasonable and customary for a senior executive officer and will reimburse him for the cost of a yearly executive physical examination and all required or recommended medical testing in connection with that yearly examination. During 2007, we paid, or reimbursed, Mr. Porter a total of $73,138. See footnote 3 to “Summary Compensation Table” for details of payment of perquisites to Mr. Porter in 2007.

During 2007, other than the comprehensive benefits offered to all full-time employees, neither Mr. Gerlich nor Mr. Pettit received any perquisites having a value over $10,000 in aggregate.

Post Termination or Change of Control Compensation and Benefits

On March 23, 2007, our Board of Directors approved a change of control severance plan, as amended February 15, 2008, covering all employees, including the named executive officers. The purpose of the severance plan is to promote stability and continuity of management and employees in the event a change of control transaction should occur. Pursuant to the terms of their respective employment agreements and the provisions of our change of control severance plan, Messrs. Porter, Gerlich and Pettit are entitled to receive certain post termination compensation and benefits. These benefits were determined in the negotiations with each individual and were based on what the Board of Directors determined were elements of a competitive compensation arrangement at the time or as set forth in the Employee Change of Control Severance Plan. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments upon Termination or Change of Control” below.

REMUNERATION COMMITTEE REPORT

Board of Directors of Gastar Exploration Ltd.

The Remuneration Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions referred to above, the Remuneration Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s proxy statement on Schedule 14A.

GASTAR EXPLORATION LTD. REMUNERATION COMMITTEE

/s/ ABBY F. BADWI
Abby F. Badwi

/s/ ROBERT D. PENNER
Robert D. Penner

/s/ JOHN M. SELSER SR.
John M. Selser Sr.

The above Report of the Remuneration Committee of the Board of Directors does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation and Awards

The following table and discussion below sets forth information about the compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Restricted Common Shares (2)	All Other Compensation (3)	Total
J. Russell Porter	2007	$450,000	$337,500	$770,030	$89,152	$73,138	$1,719,820
Chairman, President and Chief Executive Officer	2006	$450,000	$225,000	$944,655	$—	$95,892	$1,715,547

Michael A. Gerlich	2007	$275,000	$145,000	$441,507	$54,482	$—	$915,989
Vice President and Chief Financial Officer	2006	$275,000	$96,000	$583,221	$—	$—	$954,221

Jeffery C. Pettit (4) Vice President and Chief Operating Officer	2007	$104,865	$40,000	$—	$22,558	$—	$167,423

(1)	The fair values of stock option awards are determined by using the Black-Scholes-Merton valuation model as of the date of grant, as set forth in SFAS 123R. See Note 8—Equity Compensation Plans—Determining Fair Value under SFAS 123R to our consolidated financial statements, which begins on Page F-1, for a discussion of assumptions made in the valuation of option awards. The fair value at the date of grant is amortized using the “graded-vesting method”, which recognizes compensation costs over the requisite service period for each separately vesting tranche of an award as though the award were, in substance, multiple awards. The amounts shown in these column represent the stock-based compensation expense for the years ended December 31, 2007 and 2006, prior to a 5.0% deduction for estimated forfeitures, attributable to stock options and restricted common share grants that was attributable to all stock options and restricted common shares granted to the named executive officer and outstanding during each respective year that is recognized by us in that respective year. During 2007, total fair value attributable to restricted common share grants to Messrs. Porter, Gerlich and Pettit as of the date of grant was $495,000, $203,500 and $187,875, respectively. During 2006, total fair value attributable to stock options granted to Messrs. Porter and Mr. Gerlich as of the date of grant was $1,677,646 and $1,035,262, respectively.

(2)	Grant date fair value of restricted common share awards is equal to the closing price of our common shares on the day prior to the date of grant times the number of common shares granted. This fair value is used to determine the stock-based compensation expense, as shown in our consolidated financial statements. The amounts shown in these column represent the stock-based compensation expense for the year ended December 31, 2007 prior to a 5.0% deduction for estimated forfeitures, attributable to restricted common share grants that was attributable to all restricted common shares granted to the named executive officer and outstanding during each respective year that is recognized by us in that respective year. During 2007, total fair value attributable to restricted common share grants to Messrs. Porter, Gerlich and Pettit as of the date of grant was $281,250, $171,875 and $140,625, respectively.

(3)	Of the $73,138 shown for Mr. Porter in 2007, $16,610 related to the rental and related utility costs for an apartment in Houston, Texas; $10,800 related to the rental of an office in Miami, Florida (our Chief Executive Officer’s city of residence); $13,569 related to the use of a rental car while in Houston; $18,821 related to airfare between Houston and Miami, $9,000 related to the Company’s contribution to Mr. Porter’s 401-K plan and the balance of $4,338 was for club dues. Each of the items was incurred by or on behalf of Mr. Porter in the ordinary course of business or for his convenience and was considered a reasonable perquisite for a senior executive officer.

Of the $95,892 shown for Mr. Porter during 2006, $19,962 related to the rental and related utility costs for an apartment in Houston, Texas; $41,264 related to the rental of an office in Miami, Florida (our Chief Executive Officer’s city of residence); and $13,274 related to the use of a rental car while in Houston. The balance of $21,392 was related to airfare between Houston and Miami, club dues, an executive health physical examination and the Company’s contribution to Mr. Porter’s 401-K plan. Each of the items was incurred by or on behalf of Mr. Porter in the ordinary course of business or for his convenience and was considered reasonable and customary perquisites for a senior executive officer.

As permitted by the rules promulgated by the SEC, no amounts are shown for Messrs. Gerlich and Pettit with respect to all other compensation received in 2007 and 2006, as the total value of all perquisites and personal benefits during the year was less than $10,000 per year.

(4)	Mr. Pettit commenced his employment with us on August 21, 2007.

The following table shows certain information about the number of restricted common shares granted to our named executive officers during the year ended December 31, 2007. There were no stock option grants to named executive officers in 2007.

Grants of Plan-Based Awards Table

For the Year Ended December 31, 2007

Name	Grant Date	Number of Restricted Shares of Stock	Number of Securities Underlying Options	Exercise or Base Price of Awards	Grant Date Fair Value of Awards (1)
J. Russell Porter (2)	07/03/07	225,000	—	$2.20	$495,000
Michael A. Gerlich (2)	07/03/07	137,500	—	$2.20	$302,500
Jeffery C. Pettit (3)	08/27/07	112,500	—	$1.67	$187,875

(1)	Grant date fair value of restricted common share awards is equal to the closing price of our common shares on the day prior to the date of grant times the number of common shares granted. This fair value is used to determine the compensation expense, as shown in our consolidated financial statements.

(2)	The 07/03/07 grant of restricted common shares to Messrs. Porter and Gerlich vest 33.3% on 07/03/09, 07/03/10 and 07/03/11.

(3)	The 08/27/07 grant of restricted common shares to Mr. Pettit vest 33.3% on 08/27/09, 08/27/10 and 08/27/11.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a narrative of our various compensation plans and the general terms of each:

2002 Stock Option Plan.    The Company’s 2002 Stock Option Plan was approved and ratified by the Company’s shareholders in July 2002. It authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Stock option grant expirations vary between five and 10 years. The vesting schedule has varied from two years to four years but generally has occurred over a four-year period at 25% per year beginning on the first anniversary date of the grant. Stock options issued pursuant to the Company’s 2002 Stock Option Plan have an exercise price determined by the Board of Directors, but that exercise price cannot be less than the market price on the date immediately prior to the date of grant as reported by any stock exchange on which the Company’s common shares are listed. If a stock option granted under the Company’s 2002 Stock Option Plan expires or terminates for any reason in accordance with the terms of the Company’s Stock Option Plan, the unpurchased common shares subject to that stock option become available for other stock option grants.

In April 2004, the Board of Directors amended the provisions of the Company’s 2002 Stock Option Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis, whereby the Company issues to the optionee the number of common shares equal to the stock option exercised, less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised. As of December 31, 2007, stock option grants covering the issuance of 10,173,750 common shares were outstanding under the 2002 Stock Option Plan.

2006 Gastar Long-Term Stock Incentive Plan.    On June 1, 2006, the Company’s shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award established by the Committee which is consistent with the Plan’s purposes to directors, officers and employees of the Company and its subsidiaries covering a maximum of 5.0 million common shares. The contractual life and vesting period for a grant will be determined by the Board of Directors at the time grant is awarded. The vesting period for restricted common stock grants during 2007 was over four years, with one-third vesting on the second, third and fourth anniversaries of the date of grant. As of December 31, 2007, only grants covering the issuance of 1,096,000 restricted common shares were outstanding under the 2006 Gastar Long-Term Stock Incentive Plan.

All stock options incorporate the following features:

•	Existing grants have a term of five or 10 years;

•	Grant price is not less than the closing market price on the date immediately prior to the date of grant;

•	Grants do not include “reload” provisions;

•	Repricing of options is prohibited, unless approved by the shareholders; and

•	Stock options vest over a period of time that is determined by the Board of Directors.

In 2006 and a portion of 2007, stock options were granted to new hires at the time of employment and to all other employees, including our named executive officers, around the time of our annual meeting of shareholders. The Board of Directors has discretionary authority to determine granting and vesting periods of stock options. Typically, vesting periods have been over a four-year period with 25% vesting on the first, second, third and fourth anniversary dates. Certain stock options granted in 2006 to our Chief Executive Officer and certain technical managers vest over two years. Other stock options granted on the same date to the Chief Financial Officer and other employees vest over three years. The stock option awards having shorter vesting periods were granted to provide additional shorter term incentive to our named executive officers, certain technical and other employees.

Pursuant to our incentive plans, the Board of Directors has designated the Remuneration Committee as the entity to administer the granting of stock options, restricted common stock grants and other forms of stock-based compensation. Grants are determined by the Committee, based on the recommendations of our Chief Executive Officer, except in the case of grants awarded to the Chief Executive Officer. In determining a grant to named executive officers, the Committee has taken into account the named executive officer’s position, the scope of his responsibilities, his ability to affect profits and shareholder value and the individual’s past and current individual performance and corporate performance.

Employee Change of Control Severance Plan.    A change of control is defined in the severance plan to mean (1) the consummation of a merger, consolidation, reorganization or other transaction whereby our shareholders retain less than 50% control, directly or indirectly, of us or the surviving company, (2) our incumbent directors cease to constitute a majority of the board of directors or (3) a sale or other disposition of all or substantially all of our assets. The change of control severance plan does not change the specific, non-change of control severance payments in place under the existing employment agreements with our named executive officers but does provide change of control severance benefits to the named executive officers only if they are greater than the severance benefits provided under the employment agreement. The change of control severance plan does not allow for any duplication of severance benefits.

For the named executive officers, the change of control severance plan provides that if a named executive officer’s employment is terminated within two years following a change of control for any reason other than (i) death, (ii) disability, (iii) by us for “cause” or (iv) by the named executive officer for other than a “good reason”, the named executive officer will receive a lump-sum payment equal to a multiple that is equal to the applicable severance period, as set forth in the change of control severance plan, times the sum of (1) his annual salary and (2) annual target bonus.

The following summarizes the severance periods and target bonus percentages for the named executive officers set forth in the change of control severance plan:

	Severance Period in Years	Target Bonus Percentage
Chief Executive Officer	3.00	50%
Chief Financial Officer	2.50	35%
Vice President (Chief Operating Officer)	2.00	25%

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

If the individual’s employment is terminated within six months prior to a change of control and it is reasonably shown to have been in connection with the change of control, then the change of control will be treated with respect to that employee as having occurred prior to his or her termination.

Employment Agreements.    We entered into employment agreements with J. Russell Porter, our President and Chief Executive Officer; and Michael A. Gerlich, our Chief Financial Officer, effective February 24, 2005 and May 17, 2005, respectively. The agreements with Messrs. Porter and Gerlich set forth, among other things, annual compensation, and adjustments thereto, minimum bonus payments, fringe benefits, termination and severance provisions. The agreements renew annually; however, they may be terminated at any time with or without cause. Jeffery C. Pettit, our Chief Operating Officer, entered into an employment letter agreement on August 21, 2008. The letter agreement sets forth, among other things, Mr. Pettit’s initial base salary, a guaranteed 2007 bonus, fringe benefits and severance provisions for Mr. Pettit’s, which may be terminated at any time by us or Mr. Pettit with or without cause.

Mr. Porter’s employment agreement provides that he is entitled to an annual bonus in an amount that may take the form of cash compensation, the award of stock or stock options, royalty rights or otherwise and that he shall receive an annual cash bonus equal to at least 20% of his annual base salary. The employment agreement further provides that the bonuses shall reflect not only the results of the Company’s operations and business, but his contribution as President and Chief Executive Officer.

Mr. Porter’s employment agreement also provides that his employment shall terminate (i) without notice upon his death; (ii) without notice upon his “Disability”, as defined in his employment agreement; (iii) upon six month’s written notice to us by Mr. Porter for any or no reason, with or without cause; (iv) upon one year’s written notice to Mr. Porter by us for any or no reason, with or without cause; or (v) by us without prior notice upon a showing of “Reasonable Cause”, as defined in his employment agreement. If he is terminated by us for any reason other than cause, he will receive severance pay of two years total compensation. The severance payment will consist of the payment of Porter’s W-2 compensation earned in the calendar year coincident with or immediately preceding Porter’s termination of employment, payable over the appropriate number of weeks after termination of employment (the “Severance Pay Period”) and continuation of health insurance for Mr. Porter and his family at our expense during the Severance Pay Period. If Mr. Porter dies during the Severance Pay Period, severance pay and health benefits will continue for the benefit of his eligible beneficiary during the remainder of the Severance Pay Period.

Mr. Gerlich’s employment agreement provides that the Committee may on a yearly basis, or more frequently, award Mr. Gerlich a discretionary bonus or bonuses based not only on the positive results of our operations and business, but Mr. Gerlich’s contribution as Chief Financial Officer. Such bonuses may take the form of cash compensation, the award of stock or stock options, royalty rights or otherwise. Mr. Gerlich’s employment agreement also provides that his employment shall terminate (i) without notice, upon his death; (ii) without notice, upon his “Disability”, as defined in his employment agreement; (iii) upon two month’s written notice to us by Mr. Gerlich for any or no reason, with or without cause; (iv) if there is a “change of control”, as defined in his employment agreement and that “change in control” results in a material change in the scope of Mr. Gerlich’s duties and responsibilities such that he terminates his employment; (v) upon two month’s written notice to Mr. Gerlich by us for any or no reason, with or without cause and (vi) or by us without prior notice, upon a showing of “Reasonable Cause”, as defined in his employment agreement. If he is terminated by us for any reason other than cause, he will receive severance pay of two years annual gross salary, exclusive of bonuses received, stock options granted or exercised, or other non cash compensation. The severance payment will be calculated on the basis of his then current annual salary, to be earned in Mr. Gerlich’s then current employment year coincident with or immediately preceding the notice of termination of employment, payable in equal amounts over 100 weeks (the “Severance Pay Period”). There will be continuation of health insurance for Mr. Gerlich and his family at our expense during the Severance Pay Period. If Mr. Gerlich dies during the Severance Pay Period, severance pay and health benefits will continue for the benefit of his eligible beneficiary during the remainder of the Severance Pay Period.

Mr. Pettit’s employment agreement provides that he or us may terminate his employment and any time, with or without cause. If he is terminated by us for cause (as defined in his employment agreement), he will not be eligible for severance or other compensation; except for, accrued annual salary to the date of termination. If he is terminated by us without cause during his first two years, he will receive 1.0 times his annual salary plus stock options or restricted common shares vested prior to the date of termination. If he is terminated by us without cause after his second year of employment, he will receive 1.5 times his annual salary plus stock options or restricted common shares vested prior to the date of termination. Any severance or other compensation shall be paid over the termination period. We may terminate Mr. Pettit’s employment if a disability results in Mr. Pettit being unable to work for more than 90 days; provided, however, this will not apply to injury occurring while performing job duties.

Salary and Cash Bonus in Proportion to Total Compensation

The following table sets forth the percentage of each named officer’s total compensation that we paid in the form of base salary and cash bonus for the year 2007.

Percentage of Total Compensation
J. Russell Porter	46%
Michael A. Gerlich	46%
Jeffery C. Pettit	87%

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Not Vested (1)
J. Russell Porter (2)	750,000	250,000	$3.48	08/04/09	—	—
	37,500	112,500	$4.89	04/05/16	—	—
	500,000	500,000	$2.32	07/14/16	—	—
	—	—	—	—	225,000	$281,250

Michael A. Gerlich (3)	125,000	125,000	$3.57	06/24/10	—	—
	62,500	187,500	$5.11	01/16/16	—	—
	25,000	75,000	$4.89	04/05/16	—	—
	100,000	200,000	$2.32	07/14/16	—	—
	—	—	—	—	137,500	$171,875

Jeffery C. Pettit (4)	—	—	—	—	112,500	$140,625

(1)	The closing price of our common share on December 31, 2007 was $1.25.

(2)	The 250,000 unexercisable stock options granted to Mr. Porter that expire on 08/04/09 (grant date of 08/04/04) vest 100% on 08/04/08. The exercise price was denominated at CDN$3.41. At the exchange rate on 12/31/07, this exercise price equates to $3.48. The 112,500 unexercisable stock options granted to Mr. Porter that expire on 04/05/16 (grant date of 04/05/06) vest 33.3% on 04/05/08, 04/05/09 and 04/05/10. The exercise price was denominated at CDN$4.80. At the exchange rate on 12/31/07, this exercise price equates to $4.89. The 500,000 unexercisable stock options granted to Mr. Porter that expire on 07/14/16 (grant date of 07/14/06) vest 50% on 07/14/08 and 07/14/09. The exercise price was denominated in United States dollars at $2.32. The 225,000 restricted common shares granted to Mr. Porter on 07/03/07 vest 33.3% on 07/03/09, 07/03/10 and 07/03/11.

(3)	The 125,000 unexercisable stock options granted to Mr. Gerlich that expire on 06/24/10 (grant date of 06/24/05) vest 50% on 06/24/08 and 06/24/09. The exercise price was denominated at CDN$3.50. At the exchange rate on 12/31/07, this exercise price equates to $3.57. The 187,500 unexercisable stock options granted to Mr. Gerlich that expire on 01/16/16 (grant date of 01/16/06) vested 33.3% on 01/16/08, 06/16/09 and 06/16/10. The exercise price was denominated at CDN$5.01. At the exchange rate on 12/31/07, this exercise price equates to $5.11. The 75,000 unexercisable stock options granted to Mr. Gerlich that expire on 04/05/16 (grant date of 04/05/06) vest 33.3% on 04/04/08, 04/04/9 and 04/04/10. The exercise price was denominated at CDN$4.80. At the exchange rate on 12/31/07, this exercise price equates to $4.89. The 200,000 unexercisable stock options granted to Mr. Gerlich that expire on 07/14/16 (grant date of 7/14/06) vest 50% on 07/14/08 and 07/14/09. The exercise price was denominated in United States dollars at $2.32. The 137,500 restricted common shares granted to Mr. Gerlich on 07/03/07 vest 33.3% on 07/03/09, 07/03/10 and 07/03/11.

(4)	Mr. Pettit joined us as our Chief Operating Officer on August 27, 2007. He was granted 112,500 restricted common shares as a condition of his employment that vest 33.3% on 08/27 2009, 08/27/10 and 08/27/11.

Option Exercises and Stock Vested

During the year ended December 31, 2007, no restricted common shares that were granted to the named executive officers vested, and no stock options were exercised by the named executive officers. The named executive officers have no other outstanding stock awards other than those shown above.

Potential Payments Upon Termination or Change of Control

The table below discloses the amount of compensation and/or other benefits due to the named executive officers in the event of their termination of employment, including, but not limited to, in connection with a change in control. The amounts shown assume that such termination was effective as of December 31, 2007, and thus include amounts earned through such date and are estimates of the amounts which would be paid to the named executive officers upon their respective termination. The actual amounts to be paid out can only be determined at the time the executive is terminated.

Named Executive Officer and Post Termination Benefits	Termination for other than Reasonable Cause (1)	Constructive Termination and Termination in Connection with Change of Control (2)	Termination for Reasonable Cause (3)	Death (4)	Disability (4)
J. Russell Porter
Salary	$1,350,000	$2,025,000	$—	$1,350,000	$1,350,000
Accrued vacation	51,924	51,924	51,924	51,924	51,924
Paid health and medical	27,265	27,265	—	22,474	27,265
Parachute tax gross-up payment (5)	—	847,832	—	—	—
Equity compensation (6)	—	281,250	—	—	—

Total	$1,429,189	$3,233,271	$51,924	$1,424,398	$1,429,189

Michael A. Gerlich
Salary	$550,000	$928,126	$—	$550,000	$550,000
Accrued vacation	15,865	15,865	15,865	15,865	15,865
Paid health and medical	27,265	27,265	—	22,474	27,265
Parachute tax gross-up payment (5)	—	340,861	—	—	—
Equity compensation (6)	—	171,875	—	—	—

Total	$593,130	$1,483,992	$15,865	$588,339	$593,130

Jeffery C. Pettit
Salary	$285,000	$712,501	$—	$—	$—
Accrued vacation	3,398	3,398	3,398	3,398	3,398
Paid health and medical	—	27,265	—	—	—
Parachute tax gross-up payment (5)	—	—	—	—	—
Equity compensation (6)	—	140,625	—	—	—

Total	$288,398	$883,789	$3,398	$3,398	$3,398

(1)

Per Mr. Porter’s employment agreement, if he is involuntarily terminated for any reason other than for reasonable cause (as defined in his employment agreement) and if proper notice is received, Mr. Porter will be entitled to a severance payment equal to two years (“Severance Pay Period”) of the most recent annual gross salary (as shown on his W-2 inclusive of cash bonuses paid) to be paid over 104 weeks after termination. For 2007, this amount was $675,000. If Mr. Porter timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan (currently 18 months). As of December 31, 2007, the cost for health and medical coverage for Mr. Porter and his family was $1,515 per month. If Mr. Porter dies during the Severance Pay Period, his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan, for the remaining portion of the Severance Pay Period. At December 31, 2007, the maximum cost over the 24 month Severance Pay Period would be $22,464 at $936 per month. Mr. Porter currently is entitled to 20 working days of vacation per year. He would receive a lump-sum cash payment of his unused vacation time of up to 10 days that are not used during each year employed. As of December 31, 2007, Mr. Porter had available 19.25 days of available accrued but unused vacation pay. In addition, effective on Mr. Porter’s termination for any reason, the unvested portion of all stock options held by Mr. Porter will immediately vest. If Mr. Porter elects to terminate his employment without proper notice, all unvested stock options would be forfeited. All other terms and conditions of his stock options will remain unchanged, including provision that all stock option will terminate 90 day after termination. As of December 31, 2007, Mr. Porter had 1,287,500 stock options that were vested and 862,500 stock options were not vested. On December 31, 2007, the exercise prices of all of Mr. Porter’s stock options were greater than the market price of our common shares. Upon termination for any reason, all of Mr. Porter’s unvested stock options shall vest and be exercisable for period of 90 days. Additionally, on December 31, 2007, he had 225,000 restricted common shares that had not vested having a value on that date of $281,250.

Per Mr. Gerlich’s employment agreement, if he is involuntarily terminated for any reason other than for reasonable cause (as defined in their employment agreement), he will be entitled to a severance payment equal to two years (“Severance Pay Period”) of the most recent annual gross salary (as shown on his W-2 exclusive of cash bonuses paid) to be paid over 100 weeks after termination. If Mr. Gerlich timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan (currently 18 months). As of December 31, 2007, the cost for health and medical coverage for Mr. Gerlich and his family was $1,515 per month. If Mr. Gerlich dies during the Severance Pay Period, his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan, for the remaining portion of the Severance Pay Period. At December 31, 2007, the maximum cost over the 24 month Severance pay Period would be $22,464 at $936 per month. In addition, Mr. Gerlich will receive a lump-sum cash payment of his unused vacation time of up to 10 days per each year employed up to a maximum of 15 days. As of December 31, 2007, Mr. Gerlich had 14.25 days of available accrued but unused vacation pay. Per Mr. Gerlich’s stock option agreements, he will have 90 days after termination to exercise all vested options. As of December 31, 2007, Mr. Gerlich had 312,500 stock options that were vested and 587,500 stock options that were not vested. The exercise prices of all of Mr. Gerlich’s stock options were greater than the market price of our common shares on December 31, 2007. Additionally, on December 31, 2007, he had 137,500 restricted common shares that had not vested having a value on that date of $171,875.

Per Mr. Pettit’s employment agreement, if he is involuntarily terminated for any reason other than for reasonable cause (as defined in their employment agreement), he will be entitled to a severance payment equal to one year of the most recent annual gross salary (as shown on his W-2 exclusive of cash bonuses paid) to be paid over 52 weeks after termination. In addition, Mr. Pettit will receive, unless termination is for cause, a lump-sum cash payment of his unused vacation time. As of December 31, 2007, Mr. Pettit had 3.1 days of available accrued but unused vacation pay. Additionally, as of December 31, 2007, Mr. Pettit has no stock option grants but had 112,500 restricted common shares that had not vested having a value on that date of $140,625.

(2)

Our Employee Change of Control Severance Plan provides that if there is a change of control, covered employees, including named executive officers, will receive a lump sum cash payment equal to the applicable severance period times the sum of the covered employees annual pay and target bonus. Mr. Porter’s severance period is 3, and his annual salary and 50% target bonus at December 31, 2007 was $450,000 and $225,000, respectively. Mr. Gerlich’s severance period is 2.5, and his annual salary and 35% target bonus at December 31, 2007 was $275,000 and $96,250, respectively. Mr. Pettit’s severance period is 2, and his annual salary and 25% target bonus at December 31, 2007 was $285,000 and $71,250, respectively. The Employee Severance Change of Control Plan provides that if there is a change of control, covered employees, including named executive officers, will be receive reimbursement of COBRA costs. Other termination or severance compensation is determined by the individual named executive officer’s employment agreement.

(3)	Per their respective employment agreements, we are not obligated to pay any amounts to Messrs. Gerlich or Mr. Porter, other than accrued and unused vacation days and their pro-rata base salary through the date of his termination of employment, as a result of a termination for reasonable cause (as defined in their respective employment agreements). The Company has no obligation to pay Mr. Pettit any amounts if termination is for reasonable cause.

(4)	Per their respective employment agreements, if Mr. Porter’s or Mr. Gerlich’s employment terminates due to death, his eligible beneficiary will be entitled to receive his severance payment over the severance period described in footnote 1 above. If Messrs. Porter’s or Gerlich’s employment terminates due to a disability (as defined in their respective employment agreements), he shall be entitled to receive a severance payment in the form and amount as determined in footnote 1 above. The Company has no obligation to pay Mr. Pettit any amount; except for accrued and unused vacation pay.

(5)	The Company’s Employee Change of Control Severance Plan provides that if the named executive officer receives a payment or benefit that is subject to the “golden parachute” excise tax, the named executive officer will receive an additional payment under the severance plan to make him or her “whole” for that excise tax and any taxes on the additional parachute tax gross-up payment (the “gross-up payment”). To determine Mr. Porter’s amount of the gross-up payment, Mr. Porter’s “base amount” was calculated using the five-year average of his compensation for the years 2002-2006. In the case of Mr. Gerlich, the amount is calculated using the two-year average of his W-2 earnings for 2006 and his annualized salary plus paid bonus for 2005, as his employment with the Company commenced in mid-2005. The payments received in connection with the change of control in excess of a named executive officer’s “base amount” is considered an “excess parachute payment” as provided by Section 280G of the Code. If the total of all “parachute payments” is equal to or greater than three times the base amount, the amount of the excess parachute payment will be subject to the excise tax. In making the calculation, the following assumptions were used: (a) the change of control occurred on December 31, 2007, (b) the closing price of our stock was $1.25 on such date, (c) the excise tax rate under Section 4999 of the Code is 20%, the federal income tax rate is 35%, the Medicare rate is 1.45%, the adjustment to reflect the phase-out of itemized deductions is 1.05%, and there is no state or local income taxes, (d) no amounts will be discounted as attributable to reasonable compensation, (e) all cash severance payments are contingent upon a change of control, (f) the presumption required under applicable regulations that the equity awards granted were contingent upon a change of control could be rebutted.

(6)	The Gastar Employee Change of Control Severance Plan provides that if there is a transaction that results in a change of control and the surviving entity does not assume or convert the awards, then such awards will immediately vest. For the purpose of this disclosure, we have assumed the surviving entity does not assume or convert the awards. The amount shown is the product of the number of restricted shares held by the named executive officer times the closing price of our common shares on December 31, 2007, or $1.25 per common share.

The employment agreements of Messrs. Porter, Gerlich and Pettit generally use the following terms:

“Reasonable Cause” means any of the following (a) an act or omission that amounts to dishonesty, disloyalty, fraud, deceit, gross negligence, willful misconduct or recklessness, including the willful violation of any of our policies or procedures; (b) a felony conviction; (c) a breach of any material term of the employment agreement; (d) the refusal to perform any services that the named executive officer is required to perform under the employment agreement; or (e) with respect to Mr. Porter’s agreement only, an act that is determined by the vote of two-thirds of the shareholders to constitute “Reasonable Cause” or to be detrimental to the best interests of the Company.

“Disability” means the inability to perform the functions essential to the named executive officer’s position with or without accommodation during a continuous 12 month period, due to physical or mental illness of the named executive officer. The date of disability is the last day of the 12 month period. Successive periods of illness or injury that are due to the same or related causes are considered one period of disability unless the named executive officer returns to work full-time for three successive months. Except that Mr. Pettit’s employment agreement defines “disability” as the inability to perform all duties of his job for more than ninety days.

Mr. Gerlich’s employment agreement describes a “change of control” as a “change of control” as a result of a sale of all or substantially all of our assets, purchase of over 50% of our stock, or through merger, consolidation, corporate restructuring or otherwise.

The Employee Change of Control Severance Plan generally uses the following terms:

A “change of control” means (1) the consummation of a merger, consolidation, reorganization or other transaction whereby our shareholders retain less than 50% control, directly or indirectly, of us or the surviving company, (2) our incumbent directors cease to constitute a majority of the board of directors or (3) a sale or other disposition of all or substantially all of our assets.

“Involuntary Termination” means any termination of employment that occurs within two years following a Change of Control and which (1) does not result from a voluntary resignation by the covered employee (except for Good Reason), (2) results from a resignation by the Covered Employee for Good Reason, but (3) does not result from a termination by the Company for Cause, as a result of the covered employee’s death or Disability, or because the covered employee declined to accept an offer of comparable employment from the successor employer.

“Good Reason” means the occurrence of any of the following after a Change of Control: (1) relocating the covered employee’s place of employment without his consent to a place outside of the 35-mile radius of his previous place of employment, (2) reducing the covered employee’s annual base salary or materially reducing his benefits that were provided immediately prior to the Change of Control, (3) the Company’s material breach of the Employee Change of Control Severance Plan, (4) a purported termination of the covered employee’s employment for Cause by the Company that does not otherwise comply with the terms of the Employee Change of Control Severance Plan, or (5) a substantial reduction in the covered employee’s position or responsibilities. In certain circumstances, the occurrence of one of these events within six months prior to the Change of Control may be “Good Reason.”

Our Employee Change of Control Severance Plan provides that if any payment made, or benefit provided, to or on behalf of a covered employee pursuant to the plan or otherwise (“Payments”) results in a covered employee being subject to the excise tax imposed by Section 409 of the Code (or any successor or similar provision) (“Excise Tax”), we shall, as soon as administratively practicable, pay such covered employee an additional amount in cash (the “Additional Payment”) such that after payment by the covered employee of all taxes, including, without limitation, any taxes imposed on the Additional Payment, such Covered Employee retains an amount of the Additional Payment equal to the Excise Tax imposed on the Payments. Such determinations shall be made by our independent certified public accountants.

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

Mr. Pettit’s employment agreement contains a confidentiality provision applicable both during the term of his employment and following his termination of employment. Pursuant to the confidentiality provision, he agrees to hold in confidence and not disclose any confidential and proprietary information about our business, except as required in the ordinary course of performing his employment duties with us. A breach of this confidentiality provision could result in a reasonable cause termination.

Compensation of Directors

Since November 2005, directors who are not employees receive the following fees:

•	$7,500 for all meetings attended in person;

•	$1,500 per meeting attended telephonically; and

•	$500 per committee meeting attended in person.

Directors who are not employees are eligible to receive stock option grants under our stock option plans. During the fiscal year ended December 31, 2007, stock options were issued to the Messrs. Badwi, Crow, Penner and Selser to purchase 150,000, 100,000, 200,000 and 100,000 common shares, respectively. Each stock option vests over a four-year period (25% on the first anniversary of the grant and 25% on each of the second, third and fourth anniversaries of the grant) and expires 10 years from the date of grant. The stock options granted to Messrs. Badwi and Crow have an exercise price of $2.20 per common share. Mr. Penner’s stock option has an exercise price of $2.19. Mr. Selser’s 2007 stock options consist of two grants, one for 200,000 common shares and another for 100,000 common shares, having exercise prices of $2.17 and $2.20 per share, respectively.

The following table shows certain information about directors’ compensation for the year ended December 31, 2007:

Director Compensation Table

	Fees Earned or Paid in Cash	Option Awards (1)	Total
Abby F. Badwi	$45,000	$327,439	$372,439
Thomas L. Crow (2)	$24,000	$190,790	$214,790
Richard A. Kapuscinski (3)	$9,500	$161,572	$171,072
Robert D. Penner (4)	$36,000	$58,629	$94,629
John M. Selser Sr. (5)	$34,000	$114,323	$148,323

(1)

We have granted to our directors stock options in addition to their specified compensation to be paid as directors. These grants are, in part, to compensate our directors for the stricter regulatory role in which they have to operate and to provide them with incentives to remain as a director by offering them a long-term stake in our potential future value. The fair values of stock option awards were determined in accordance with SFAS 123R by using the Black-Scholes-Merton valuation model as of the date of grant. See Note 8—Equity Compensation Plans—Determining Fair Value under SFAS 123R to our consolidated financial statements , which begins on Page F-1, for a discussion of assumptions made in the valuation of option awards. The amounts shown in this column represents the stock-based compensation expense, prior to a 5.0% deduction for estimated forfeitures, attributable to stock options grants that is recognized by us for the year ended December 31, 2007 that was attributable to all stock options granted to the Directors and outstanding during the year. During 2007, Messrs. Badwi, Crow, Penner and Selser were awarded stock options to purchase 150,000, 100,000, 200,000 and 100,000 common shares, respectively. As of December 31, 2007, Messrs. Badwi, Crow, Penner and Selser held stock options to purchase an aggregate of 950,000, 500,000, 200,000 and 300,000 common shares. Total fair value attributable to stock options granted to Messrs. Badwi, Crow, Penner and Selser during 2007 as of the date of grant was $168,975, $112,650, $225,700 and $112,650, respectively. Mr. Kapuscinski resigned as a director of the Board effective June 19, 2007 and received no stock based compensation grants in 2007. In determining the number of stock options granted to directors, consideration was given to the number of stock options previously granted to the directors. Additional consideration was given to Mr. Badwi, who served as the chairman of the Audit Committee, as well as other committees of the Board of Directors. Additional consideration also was given to Mr. Penner, who replaced Mr. Badwi as Chairman of the Audit Committee.

(2)	Mr. Crow resigned as a director of the Board of Directors effective January 1, 2008.

(3)	Mr. Kapuscinski resigned as a director of the Board effective June 19, 2007.

(4)	Mr. Penner became a director of the Board effective July 16, 2007.

(5)	Mr. Selser became a director of the Board effective April 4, 2007.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2007, the compensation committee of our Board of Directors, which we refer to as the Remuneration Committee, was comprised of Messrs. Badwi (Chairman), Crow, Kapuscinski and Selser, who replaced Mr. Kapuscinski upon his resignation as a director of the Board of Directors on June 19, 2007. Mr. Crow resigned from the Board of Directors effective January 1, 2008. Currently, our Remuneration Committee is comprised of Messrs. Badwi, Penner and Selser. None of our named executive officers serves as a member of the board of directors or compensation committee (or committee performing similar functions) of any other entity, one or more of whose executive officers serve on our Board of Directors or Remuneration Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

2002 Stock Option Plan

Our 2002 Stock Option Plan was approved and ratified by our shareholders on July 5, 2002. The 2002 Stock Option Plan superseded and replaced our prior stock-based compensation plans. Unexercised stock options granted under our prior stock option plans that had not expired or been cancelled on the effective date of the 2002 Stock Option Plan were ratified and confirmed as included under the 2002 Plan. Consequently, all currently outstanding stock options are subject to the terms of the 2002 Stock Option Plan. In April 2004, our Board of Directors amended the provisions of the 2002 Stock Option Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis, whereby we issue the optionee the number of common shares equal to the stock option exercised less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised.

We have authorization to issue, and have reserved, a maximum of 25.0 million common shares for awards under the 2002 Stock Option Plan. If any stock option granted under the 2002 Stock Option Plan expires or terminates for any reason in accordance with its terms without being exercised, the unpurchased shares subject to that stock option will become available for other option grants under the 2002 Stock Option Plan.

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

As of December 31, 2007, we had stock options outstanding to purchase 10,173,750 common shares pursuant to the 2002 Stock Option Plan, 5,127,916 common shares of which are vested but have not been exercised.

2006 Gastar Long-Term Stock Incentive Plan

On June 1, 2006, at the annual meeting of shareholders, the shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the issuance of stock options, restricted common shares and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares. Stock options may be exercised on a cash or cashless basis. The contractual life and vesting period for grants will be determined at the time stock options are granted. If any stock option granted under the 2006 Gastar Long-Term Stock Incentive Plan expires or terminates for any reason in accordance with the its terms without being exercised, the unpurchased shares subject to that stock option will become available for other option grants under the 2006 Gastar Long-Term Stock Incentive Plan. If any restricted common shares granted under the 2006 Gastar Long-Term Stock Incentive Plan that are unvested at the time of a grantee’s termination of employment, the unvested shares will be canceled with a corresponding reduction of common shares outstanding.

The 2006 Gastar Long-Term Stock Incentive Plan is administered by our Remuneration Committee. Pursuant to the 2006 Gastar Long-Term Stock Incentive Plan, our Remuneration Committee may allocate non-transferable options to purchase common shares to directors, officers and employees of Gastar and its subsidiaries. At the time of granting stock options under the 2006 Gastar Long-Term Stock Incentive Plan, the aggregate number of common shares underlying all stock options granted and the aggregate number of common shares underlying the options granted to each individual may not exceed the maximum number permitted by any stock exchange on which our common shares are listed or by any other regulatory body having jurisdiction. Stock options issued pursuant to the 2006 Gastar Long-Term Stock Incentive Plan have an exercise price determined by the Remuneration Committee, but that exercise price cannot be less than the price permitted by any stock exchange on which our common shares are then listed.

As of December 31, 2007, a total of 1,096,00 restricted common shares had been granted to employees and were outstanding under the 2006 Gastar Long-Term Stock Incentive Plan. As of December 31, 2007, there were no stock options outstanding under the 2006 Gastar Long-Term Stock Incentive plan.

Common Stock that may be Issued upon the Exercise of Stock Options

The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of stock options under (i) all compensation plans previously approved by security holders and (ii) individual compensation arrangements not approved by security holders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Exercise, Exercise of Outstanding Options, Warrants and Rights Vesting of Restricted Vesting of Restricted Common Share Grants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights Vesting of Restricted Common Share Grants (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:
2002 Stock Option Plan	10,173,750	$2.86	16,083,050
2006 Gastar Long-Term Stock Incentive Plan	1,096,000		3,904,000
	11,269,750		19,987,050

Equity compensation plans not approved by security holders	—		—

Total	11,269,750		19,987,050

(1)	During the years 2005 and earlier, we granted stock options with the exercise prices denominated in CDN$. In July 2006, we began granting all stock options with exercise prices denominated in US$. For the purposes of this table, exercise prices that were denominated in CDN$ have been converted to US$ at the exchange rate on December 31, 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information about the beneficial ownership of common shares by:

•	Each of our directors;

•	Named executive officers listed in the Summary Compensation Table set forth under the caption “Compensation of Executive Officers and Directors” below;

•	All of our named executive officers and directors as a group; and

•	Each person known to the Company to be the beneficial owner of more than 5% of our outstanding common shares.

Unless otherwise indicated and subject to community property laws where applicable, management believes that all persons named in the following table have sole voting and investment power over all common shares reported as beneficially owned by them.

The following table is based upon information supplied by officers, directors, certain named individuals, principal shareholders and from documents filed with the SEC. Applicable percentages are based on 208,204,570 common shares outstanding on March 10, 2008, subject to adjustment for each beneficial owner as described above. To the knowledge of our directors and executive officers, as of March 10, 2008, no person, firm or corporation own, directly or indirectly, or exercise control or direction over voting securities carrying more than 5% of the voting rights attached to any class of our voting securities, except as indicated in the below.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent Common Shares Outstanding
Our greater than 5% shareholders:
Chesapeake Energy Corporation (2) 6100 North Western Avenue, Oklahoma City, OK 73118	33,908,836	16.3%
Palo Alto Investors, LLC (2) 470 University Avenue, Palo Alto, CA 94301	23,876,100	11.5%
Ospraie Management, LLC (2). 320 Park Avenue, 27th Floor, New York, NY 10022	12,308,100	8.8%
GeoStar Corporation (3) 2480 W. Campus Drive, Building C, Mt. Pleasant, MI 48858	15,767,524	7.6%

Our Directors, who are not employees: (4)
Abby F. Badwi (5)	441,667	*
Robert D. Penner	—	*
John M. Selser Sr. (6)	50,000	*

Our named executive officers: (4)
J. Russell Porter, Chairman, President, Chief Executive Officer and Chief Operating Officer (7)	3,605,000	1.7%
Michael A. Gerlich, Vice President and Chief Financial Officer (8)	425,000	*
Jeffery C. Pettit, Vice President, Chief Operating Officer	—	*

Directors and named executive officers, as a group (6 persons)	4,521,667	2.1%

*	Less than 1%.

(1)	Unless otherwise indicated and subject to community property laws where applicable, management believes that all persons named in the following table have sole voting and investment power over all common shares reported as beneficially owned by them.

(2)	Consists of common shares owned directly.

(3)	The number of common shares shown as beneficially owned by GeoStar is based on its most recent Form 13D filing with the SEC dated July 24, 2006. We have reasons to believe that GeoStar beneficially owns significantly less than 5% of our outstanding common shares.

(4)	The contact address for our directors and named executive officers is 1331 Lamar Street, Suite 1080, Houston, Texas 77010.

(5)	Consists of 441,667 common shares common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 10, 2008 regardless of price.

(6)	Consists of 50,000 common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 10, 2008 regardless of price.

(7)	Consists of 2,280,000 common shares owned directly and 1,325,000 common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 10, 2008 regardless of price.

(8)	Consists of 25,000 common shares owned directly and 400,000 common shares underlying stock options that currently are vested or will vest or be exercisable within 60 days of March 10, 2008 regardless of price.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information concerning related party transactions is set forth in Note 13—Related Party Transactions to our consolidated financial statements, which begin on page F-1.

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

Our Board of Directors is comprised of four members whose names and committee memberships are set forth below. Our Board of Directors has determined that a majority of the members of the Board of Directors have no material relationship with the Company (either directly or as partners, shareholders or officers of an organization that has a relationship with the Company) and are independent within the meaning of the American Stock Exchange director independence standards. J. Russell Porter, as our President and Chief Executive Officer, is not considered to be independent. The Board has determined that each of the members of the Audit Committee, the Remuneration Committee, the Nomination Committee, Governance Committee and the Reserve Committee has no material relationship to the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is independent within the meaning of the American Stock Exchange director independence standards.

Name and Position	Independence	Committee Membership
J. Russell Porter, Chairman, Chairman, President and CEO	No	—
Abby F. Badwi, Director	Yes	Governance	*
Audit
Reserve
		Remuneration	*
		Nomination	*
Robert D. Penner, Director	Yes	Governance
		Audit	*
Reserve
Remuneration
Nomination
John M. Selser Sr., Director	Yes	Governance
Audit
		Reserve	*
Remuneration
Nomination
Thomas E. Robinson, former Director (1)	No
Matthew J.P. Heysel, former Director (2)	Yes
Richard A. Kapuscinski, former Director (3)	Yes
Thomas L. Crow, Director, former Director (4)	Yes

*	Indicates chairmanship of committee.

(1)	Mr. Robinson resigned as our Chairman of the Board effective August 1, 2006. Mr. Robinson is the president of Geostar Corporation, a related party. During his time as Chairman and a member of our Board of Directors, Mr. Robinson was not a member of any of the committees of the Board of Directors.

(2)	Mr. Heysel did not stand for reelection at the Annual Meeting of Shareholders held June 1, 2006. While a member of our Board of Directors, Mr. Heysel was member of the Audit Committee, Governance Committee and Remuneration Committee.

(3)	Mr. Kapuscinski resigned as a director of the Board of Directors effective June 19, 2007. While a member of our Board of Directors, Mr. Kapuscinski was member of the Remuneration Committee, Governance Committee and Reserve Committee.

(4)	Mr. Crow resigned as a director of the Board of Directors effective January 1, 2008. While a member of our Board of Directors, Mr. Crow was member of the Governance Committee, Audit Committee, Reserve Committee, Remuneration Committee and Nomination Committee.

Item 14.	Principal Accountant Fees and Services

BDO Seidman, LLP was appointed our independent registered public accounting firm on January 10, 2006 to replace its Canadian affiliate, BDO Dunwoody LLP, independent registered public accounting firm, as a result of the relocation of our corporate headquarters to Houston, Texas and the adoption of US GAAP for our financial reporting. Aggregate fees billed for professional services rendered to us by BDO Seidman, LLP and BDO Dunwoody LLP, for the years ended December 31, 2007 and 2006 were:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Audit fees:
BDO Seidman, LLP	$542	$243
BDO Dunwoody LLP	46	27

	588	270
Audit related fees:
BDO Seidman, LLP	—	—
BDO Dunwoody LLP	—	—

	—
Tax fees:
BDO Seidman, LLP	—	—
BDO Dunwoody LLP	31	18

	31	18
Total:
BDO Seidman, LLP	542	243
BDO Dunwoody LLP	77	45

Total	$619	$288

The audit fees for the years ended December 31, 2007 and 2006 were primarily for professional services rendered in connection with the audit of our consolidated financial statements, fees related to our compliance with the Sarbanes-Oxley Act of 2002, together with services rendered in connection with quarterly reviews of financial statements and various documents filed with various governmental agencies. Audit related fees primarily include the review of certain documents filed with the SEC, the 12 3/4% Senior Secured Notes financing and related offering circular, and other accounting related matters. Fees for tax services were for services related to tax compliance, including the preparation of tax returns. During 2007 and 2006, there were no other accounting fees.

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

(a)-1 Financial Statements and Schedules:

The financial statements are set forth beginning on Page F-1 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)-2 Schedule II—Valuation and Qualifying Accounts

Schedule II—Valuation and Qualifying Accounts appears at the end of the notes, which begin on Page F-1 of this Form 10-K.

(b) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Appendix B to the Company’s Proxy Statement for the Annual and Special Meeting of Shareholders dated April 30, 2007 to be held June 1, 2007.

3(ii)	Bylaws of Gastar Exploration Ltd. approved at March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No.
333-127498).

4.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No.
333-127498).

4.6	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

Exhibit Number	Description

4.7	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.8	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No.
333-127498).

4.9	Form of 10% subordinated note issued June 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.10	Form of warrant to purchase common shares of Gastar Exploration Ltd issued in connection with the sale of 10% subordinated notes in June 2004 (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No.
333-127498).

4.11	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.13	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No.
333-127498).

4.14	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.15	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

4.16	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4% Senior Secured Note due 2012) 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.17	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.18	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2007).

Exhibit Number	Description

4.19	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as periodically amended (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2006. File No. 001-32714).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No.
333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No.
333-127498).

10.4	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.5	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.6	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.7	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.8	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No.
333-127498).

10.9	Promissory Note for $15 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No.
001-32714).

10.11*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

Exhibit Number	Description

10.12*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form
10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.14	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.15	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.16	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.17*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.18*†	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008.

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1†	Subsidiaries of Gastar Exploration Ltd.

23.1†	Consent of BDO Seidman, LLP.

23.2†	Consent of Netherland Sewell & Associates, Inc.

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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

Name	Title	Date

/s/ J. RUSSELL PORTER J. Russell Porter	Chairman, President, Chief Executive Officer, and Chief Operating Officer (principal executive officer)	March 17, 2008

/s/ MICHAEL A. GERLICH Michael A. Gerlich	Vice President and Chief Financial Officer (principal accounting officer)	March 17, 2008

/s/ ABBY F. BADWI Abby Badwi	Director	March 17, 2008

/s/ ROBERT D. PENNER Robert D. Penner	Director	March 17, 2008

/s/ JOHN M. SELSER SR. John M. Selser Sr.	Director	March 17, 2008

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Gastar Exploration Ltd.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Gastar Exploration Ltd. (the “Company”) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audit of the financial statements, we have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gastar Exploration Ltd. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gastar Exploration Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 14, 2008

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,854	$40,733
Accounts receivable, net of allowance for doubtful accounts of $4.3 million and $626,000 respectively	4,828	8,733
Due from related parties	904	4,394
Prepaid expenses	1,235	1,369

Total current assets	92,821	55,229
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	69,844	89,658
Proved properties	247,372	181,362

Total natural gas and oil properties	317,216	271,020
Furniture and equipment	669	600

Total property, plant and equipment	317,885	271,620
Accumulated depreciation, depletion and amortization	(160,765)	(110,794)

Total property, plant and equipment, net	157,120	160,826
OTHER ASSETS:
Restricted cash	1,074	45
Deferred charges, net	8,334	3,502
Drilling advances	2,251	9,137
Other assets	150	150

Total other assets	11,809	12,834

TOTAL ASSETS	$261,750	$228,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,001	$15,471
Revenue payable	6,770	3,464
Accrued interest	1,534	2,515
Accrued drilling and operating costs	2,810	5,680
Other accrued liabilities	5,311	3,120
Due to related parties	979	1,670

Total current liabilities	29,405	31,920
LONG-TERM LIABILITIES:
Long-term debt	132,685	93,803
Asset retirement obligation	4,391	4,218
Liability to be settled by issuance of common shares	—	606

Total long-term liabilities	137,076	98,627
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 208,194,570 and 194,965,436 shares issued and outstanding at December 31, 2007 and 2006, respectively	249,980	225,986
Additional paid-in capital	14,366	10,418
Accumulated other comprehensive loss—fair value of commodity hedging	(480)	—
Accumulated other comprehensive loss—foreign exchange	(29)	(34)
Accumulated deficit	(168,568)	(138,028)

Total shareholders’ equity	95,269	98,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$261,750	$228,889

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share data)
REVENUES	$34,565	$26,765	$27,442
EXPENSES:
Production taxes	765	1,478	1,062
Lease operating expenses	6,284	5,549	3,853
Transportation and treating	1,641	1,557	1,995
Depreciation, depletion and amortization	21,456	16,332	13,914
Impairment of natural gas and oil properties	28,514	56,280	8,697
Accretion of asset retirement obligation	281	234	109
Mineral resource properties	(133)	450	65
General and administrative expenses	16,906	13,548	8,710
Litigation settlement expense	1,365	2,407	—

Total expenses	77,079	97,835	38,405

LOSS FROM OPERATIONS	(42,514)	(71,070)	(10,963)
OTHER (EXPENSES) INCOME:
Interest expense	(14,079)	(15,599)	(13,905)
Early extinguishment of debt	(15,684)	—	(1,356)
Investment income and other	3,196	1,836	492
Gain on sale of assets	38,536	—	—
Foreign transaction gain (loss)	5	(6)	40

LOSS BEFORE INCOME TAXES	(30,540)	(84,839)	(25,692)
Provision for income taxes	—	—	—

NET LOSS	$(30,540)	$(84,839)	$(25,692)

NET LOSS PER SHARE:
Basic and diluted	$(0.15)	$(0.50)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	202,828,792	170,014,733	129,398,548

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2004	113,390,108	$45,347	$4,221	$(95)	$(27,497)	$21,976	$—
Exercise of stock options—cash	3,721,300	707	—	—	—	707	—
Exercise of stock options—cashless	2,214,888	—	—	—	—	—	—
Issuance of shares—cash, net of offering costs of $ 3,312	33,769,377	90,096	—	—	—	90,096	—
Issuance of shares—acquisition	8,023,827	23,000	—	—	—	23,000	—
Issuance of shares—senior secured debt	2,505,728	7,893	—	—	—	7,893	—
Exercise of stock purchase warrants —cash	207,814	413	—	—	—	413	—
Exercise of stock purchase warrants —cashless	841,224	—	—	—	—	—	—
Stock based compensation	—	—	2,288	—	—	2,288	—
Foreign currency translation gain	—	—	—	95	—	95	95
Net loss	—	—	—	—	(25,692)	(25,692)	(25,692)

Total comprehensive loss							$(25,597)

Balance at December 31, 2005	164,674,266	167,456	6,509	—	(53,189)	120,776	—
Issuance of shares—cash, net of offering costs of $2,169	25,000,000	47,831	—	—	—	47,831	—
Issuance of shares—acquisition	548,128	2,116	—	—	—	2,116	—
Issuance of shares—senior secured debt	3,815,458	8,499	—	—	—	8,499	—
Exercise of stock options —cashless	905,636	—	—	—	—	—	—
Exercise of stock purchase warrants —cash	21,948	84	—	—	—	84	—
Stock based compensation	—	—	3,909	—	—	3,909	—
Foreign currency translation loss	—	—	—	(34)	—	(34)	(34)
Net loss	—	—	—	—	(84,839)	(84,839)	(84,839)

Total comprehensive loss							$(84,873)

Balance at December 31, 2006	194,965,436	225,986	10,418	(34)	(138,028)	98,342	—
Issuance of shares—senior secured debt	375,939	606	—	—	—	606	—
Issuance of shares—cash, net of offering costs of $126	11,757,195	23,388	—	—	—	23,388	—
Stock based compensation	—	—	3,948	—	—	3,948	—
Issuance of restricted shares	1,096,000	—	—	—	—	—	—
Change in fair value of commodity hedging contract	—	—	—	(480)	—	(480)	(480)
Foreign currency translation gain	—	—	—	5	—	5	5
Net loss	—	—	—	—	(30,540)	(30,540)	(30,540)

Total comprehensive loss							$(31,015)

Balance at December 31, 2007	208,194,570	$249,980	$14,366	$(509)	$(168,568)	$95,269

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,540)	$(84,839)	$(25,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	21,456	16,332	13,914
Impairment of natural gas and oil properties	28,514	56,280	8,697
Amortization of deferred lease costs	—	345	416
Stock based compensation	3,948	3,909	2,288
Amortization of deferred financing costs and debt discount	4,235	4,260	4,111
Accretion of asset retirement obligation	281	234	109
Gain on sale of assets	(38,536)	—	—
Loss on early extinguishment of debt	12,034	—	694
Changes in operating assets and liabilities:
Restricted cash for hedging program	(1,000)	—	—
Accounts receivable	7,395	(6,354)	(5,042)
Prepaid expenses	134	182	(1,244)
Accounts payable and accrued liabilities	(479)	8,370	5,129

Net cash provided by (used in) operating activities	7,442	(1,281)	3,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(64,841)	(50,215)	(33,287)
Proceeds from sale of natural gas and oil properties	66,513	—	2
Purchase of natural gas and oil properties from related parties	—	(2,116)	(28,784)
Drilling advances	(5,070)	(14,228)	(15,269)
Purchase of furniture and equipment	(69)	(240)	(352)
Other	—	(150)	(143)

Net cash used in investing activities	(3,467)	(66,949)	(77,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 12 3/4% senior secured notes	99,500	—	—
Proceeds from issuance of senior secured notes	—	—	73,000
Repayment of senior secured notes	(73,000)	—	—
Repayment of senior notes	—	—	(26,483)
Repayment of related party note	—	—	(15,000)
Proceeds from the issuance of common shares, net of share issue costs	23,388	47,915	91,216
Increase in restricted cash	(29)	(45)	—
Deferred financing charges and other	(8,713)	(51)	(2,978)

Net cash provided by financing activities	41,146	47,819	119,755

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,121	(20,411)	45,302
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,733	61,144	15,842

CASH AND CASH EQUIVALENTS, END OF YEAR	$85,854	$40,733	$61,144

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Gastar Exploration Ltd. (the “Company”) is an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as coal bed methane (“CBM”). The Company is pursuing unconventional natural gas exploration in the deep Bossier play in the Hilltop area in East Texas. The Company’s primary CBM properties are in the United States in the Powder River Basin in Wyoming and in the Gunnedah and Gippsland Basins of Australia.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of all its subsidiaries. The entities included in these consolidated accounts are all wholly owned and are Gastar Exploration USA, Inc. (“Gastar USA”), Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc., Gastar Exploration Victoria, Inc. (collectively, “Guarantors”) and Gastar Power Pty Ltd. (“Gastar Power”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Exchange

The majority of the Company’s operations are conducted by its U.S. subsidiaries in U.S. dollars. The operations outside of the U.S. are primarily natural gas and oil property development in Australia, which are conducted in Australian dollars (“AUD$”). Our Australian properties represent CBM wells that are in the exploration or pre-production stage. Although we have exploration and development operations in Australia, we currently have no commercial production operations there. Limited operations are conducted in Canadian dollars (“CDN$”). Foreign operations are translated using rates in effect at the period end for the balance sheet, while the income statement is translated at the average rates prevailing during the period. Adjustments resulting from financial statement translations are included in cumulative translation adjustments in Accumulated Other Comprehensive Loss and as a component of consolidated statement of shareholders’ equity.

Foreign currency balances and non-monetary assets and liabilities are translated at the rates of exchange on the particular transaction date. Monetary assets and liabilities denominated in foreign currencies that remain outstanding at the balance sheet date are translated at period end exchange rates with resulting gains (losses) being recognized in the period. The accounts of all active U.S. subsidiaries are maintained in U.S. dollars. The accounts of Gastar Power are maintained in Australian dollars. Translation gains and losses recorded on investments in subsidiaries that are of a permanent nature are not tax effected.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents, which includes short-term investments such as money market deposits or highly liquid debt instruments with a maturity of three months or less when purchased, amounted to $85.9 million and $40.7 million as of December 31, 2007 and 2006, respectively. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a review of the Company’s receivables. Receivable accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Deferred Financing Costs and Debt Discount

Deferred financing costs include costs of debt financings undertaken by the Company including commissions, legal fees, value attributed to warrants issued in conjunction with a financing and other direct costs of the financing. Using the effective interest method, the deferred financing costs are amortized over the term of the related debt instrument.

Debt discount is amortized over the term of the related debt utilizing the effective interest method.

The following table indicates deferred charges and related accumulated amortization as of the dates indicated:

	As of December 31,
	2007	2006
	(in thousands)
Deferred charges	$14,164	$5,447
Accumulated amortization	(5,830)	(1,945)

Deferred charges, net	$8,334	$3,502

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

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property is added to costs subject to depletion calculations.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capitalized Interest

The Company capitalizes interest based on the cost of major development projects, which are excluded from current depreciation, depletion and amortization calculation. Capitalized interest costs were approximately $1.9 million for 2007. The Company reported no capitalized interest for 2006 or 2005.

Furniture and Equipment

Furniture and equipment are recorded at historical cost and are depreciated over their estimated useful lives, which ranges from three to seven years on a straight-line basis.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including cash equivalents, trade accounts receivable and trade accounts payable, approximate their fair values based on the short maturities of those instruments. The 12 3/4% Senior Secured Notes, the convertible senior debentures and the subordinated unsecured notes payable are fixed rate debt, but the interest rates are not materially different than current prevailing market rates based on relative maturities, and as such, their carrying value approximates fair value for such instruments.

Revenue Recognition

The Company records revenues from the sale of natural gas and oil when delivery to the customer has occurred and title has transferred. This recording of revenues occurs when natural gas or oil has been delivered to a pipeline or a tank lifting has occurred. Revenues from natural gas and oil production are recorded using the sales method. Under this method, revenues are recorded based on the Company’s net revenue interest, as delivered. The Company had no material gas imbalances at December 31, 2007 and 2006.

Asset Retirement Obligation

The Company accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of tangible long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

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

Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company has established a valuation reserve to offset its net deferred tax asset since, on a more likely than not basis, such benefits are not considered recoverable at this time.

Earnings or Loss per Share

In accordance with the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding, excluding unvested restricted common shares, during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares outstanding, excluding unvested restricted common shares, plus the incremental effect of the assumed issuance of common shares for all potentially dilutive securities. Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common shares. The treasury stock method is used to determine the dilutive effect of stock options, restricted common shares and warrants and the “as if converted” method for the convertible senior debentures.

Stock-Based Compensation

The Company reports compensation expense for stock options and restricted common shares granted to officers, directors and employees using the fair value method. Stock-based compensation costs are recorded over the requisite service period, which approximates the vesting period.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), using the prospective application method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement requires the Company to record stock-based compensation costs for options granted under the Company’s stock option plan in accordance with the fair value method prescribed in SFAS No. 123.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the SFAS No.123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective method. Under that method, stock-based compensation cost for 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense is recognized using the “graded-vesting method”,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which recognizes compensation costs over the requisite service period for each separately vesting tranche of an award as though the award were, in substance, multiple awards. The adoption of SFAS No. 123R had an immaterial effect on 2006 financial results.

The table below reflects the pro-forma impact of stock-based compensation on the Company’s net loss and loss per share had the Company applied SFAS No. 123 to stock options granted prior to January 1, 2003 that vested in 2005:

For the Year Ended December 31, 2005
(in thousands, except per share data)
Net loss, as reported	$(25,692)
Cost of compensation expense using fair value (not tax effected)	(569)

Net loss, pro forma	$(26,261)

Net loss per share, as reported	$(0.20)
Net loss per share, pro forma	$(0.20)

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

Hedging Program

The Company accounts for derivatives and hedging activities in accordance with SFAS Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company utilizes derivative instruments in the form of natural gas costless collar price arrangements in order to manage price risk associated with future natural gas production. Such agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions, recorded at market value, are deferred and recorded in accumulated other comprehensive income as appropriate, until recognized as operating income in the Company’s consolidated statements of operations as the physical production hedged by the contracts is delivered.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to assess the effectiveness of all our derivative contracts at inception and at every quarter-end. If open contracts cease to qualify for hedge accounting, mark-to-market accounting is utilized and changes in the fair value of open contracts are recognized in the consolidated statements of operations. Not qualifying for hedge accounting may cause volatility in net income. Fair value is assessed, measured and estimated by obtaining forward commodity pricing, credit adjusted risk-free interest rates and estimated volatility factors. In addition, forward price curves and estimates of future volatility factors are used to assess and measure the effectiveness of our open contracts at the end of each period. The fair values we report in our consolidated financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

The net cash flows related to any recognized gains or losses associated with these hedges are reported as oil and gas revenues and presented in cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production hedged by the contracts is delivered.

The conditions to be met for a derivative instrument to qualify as a cash flow hedge are the following: (i) the item to be hedged exposes the Company to price risk; (ii) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (iii) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized in income to the extent the future results have not been offset by the effects of price changes on the hedged item since the inception of the hedge.

Restricted Cash

The Company is required to maintain cash balances that are restricted by provisions of certain banking agreements to support commodity hedging transactions. Restricted cash is invested in short term instruments at market rates; therefore, the carrying value approximates fair value. Such cash is included as Other Assets and is excluded from cash and cash equivalents in the consolidated balance sheets.

Reclassifications

Certain information provided for the prior years have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under US GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout US GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least annually), until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 or FSP No. 157-2 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Non-controlling Interests in Consolidated Financial Statements. In December 2007, the FASB Issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations. In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141 (“SFAS No. 141”). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141R, which also requires acquisition transaction costs to be expensed as incurred rather than capitalized as a direct cost of the acquisition, as transaction costs are not considered an element of the fair value of the company acquired. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to the Company’s results of operations.

3. Drilling Advances

Drilling advances represents the Company’s proportionate share of planned authorized expenditures payable to the operator upon execution of the final drilling authorization of expenditures and an advance payment to a drilling contractor. The Company made advance payments totaling $2.0 million to a drilling contractor prior to the delivery of a drilling rig in November 2006. The advance payments are being amortized over the three-year term of the drilling contract agreement on a straight line basis as an increase to capitalized natural gas and oil property costs.

Total
(in thousands)
Balance as of December 31, 2005	$391
Advances	14,228
Amounts applied	(5,482)

Balance as of December 31, 2006	9,137
Advances	5,070
Amounts applied	(11,956)

Balance as of December 31, 2007	$2,251

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia and Wyoming in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to December 31, 2007:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$46,527	$23,317	$69,844
Proved properties	246,768	604	247,372

Total natural gas and oil properties	293,295	23,921	317,216
Furniture and equipment	654	15	669

Total property and equipment	293,949	23,936	317,885
Impairment of proved natural gas and oil properties	(104,205)	(604)	(104,809)
Accumulated depreciation, depletion and amortization	(55,941)	(15)	(55,956)

Total accumulated depreciation, depletion and amortization	(160,146)	(619)	(160,765)

Total property and equipment, net	$133,803	$23,317	$157,120

From inception to December 31, 2006:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$81,540	$8,118	$89,658
Proved properties	180,758	604	181,362

Total natural gas and oil properties	262,298	8,722	271,020
Furniture and equipment	585	15	600

Total property and equipment	262,883	8,737	271,620
Impairment of proved natural gas and oil properties	(75,691)	(604)	(76,295)
Accumulated depreciation, depletion and amortization	(34,484)	(15)	(34,499)

Total accumulated depreciation, depletion and amortization	(110,175)	(619)	(110,794)

Total property and equipment, net	$152,708	$8,118	$160,826

At December 31, 2007, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $21.1 million and $48.7 million, respectively. As of December 31, 2006, unproved properties not being amortized consisted of drilling in progress costs and acreage acquisition costs of $13.0 million and $76.6 million, respectively.

For the years ended December 31, 2007, 2006 and 2005, the results of management’s ceiling test evaluation resulted in an impairment of the U.S. proved properties of $28.5 million, $56.3 million and $8.7 million, respectively. The December 31, 2007 U.S. proved property impairment was reported in the second quarter of 2007 utilizing a weighted average natural gas price of $5.72 per Mcf. Management determined that impairment was not required on the Australian properties at December 31, 2007, 2006 or 2005.

In May 2007, the Company sold a portion of its undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $66.5 million in cash, net of transaction costs of approximately $1.2 million,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting in a gain on sale of $38.5 million. The Company follows the full cost method of accounting, which typically does not allow for gain on sale recognition involving less than 25% of the reserves in a given cost center. Reducing the U.S. full cost pool by the $66.5 million in net sales proceeds would have resulted in an approximate 39% reduction in capitalized cost with no change in proved reserves, thus “significantly altering” the relationship of capitalized costs to proved reserves. The significant reduction in the full cost pool was deemed to be an “out-of-the-ordinary situation”, and the Company determined that gain recognition on the sale of unproven property was the proper accounting treatment.

5. GeoStar Acquisition

On June 17, 2005, the Company completed the acquisition of additional leasehold and working interests from GeoStar in the deep Bossier Hilltop prospect of East Texas and in the Powder River Basin of Wyoming and Montana (the “GeoStar Acquisition” and the “GeoStar Acquisition Properties”). The Company paid a total of $73.1 million, after acquisition costs of $400,000 and purchase price adjustments of $4.2 million for the interest acquired from January 1, 2005 (“Effective Date”) to June 17, 2005 (“Acquisition Date”). This amount consisted of $30.9 million in cash, 1,650,133 common shares valued at $6.0 million based on a per share price of CDN$4.50 and $32.0 million in unsecured subordinated notes scheduled to mature on January 31, 2006 and bearing interest at the rate of 3.42% (“GeoStar Subordinated Notes”). The acquisition was accounted for using the purchase method in which the cost of the acquisition was allocated first to identifiable net assets acquired based on estimated fair values. The results of operations are included in the accompanying consolidated financial statements only from the Acquisition Date. On March 31, 2006, the purchase price adjustment of $4.2 million was settled for $2.1 million in cash and the issuance of 548,128 common shares of the Company valued at CDN$4.50 per share.

The initial carrying values of the GeoStar Acquisition Properties as of June 17, 2005 was entirely allocated to natural gas and oil properties, of which $14.5 million was for proved developed properties, $8.7 million was for proved undeveloped properties and $49.9 million was for unproved properties.

In addition, GeoStar may receive additional common shares at prevailing market prices based on look-backs at June 30, 2006 and June 30, 2007 on the East Texas assets, based on a required number of drilled wells, and net reserve additions valued at $1.50 per Mcf less attributable development expenditures to GeoStar’s acquired interest. For additional information, see Footnote 16, “Commitments and Contingencies—Litigation”.

On August 11, 2005, the Company executed an agreement with GeoStar whereby the GeoStar Subordinated Notes were cancelled. In conjunction with the cancellation of the GeoStar Subordinated Notes, the Company issued to GeoStar 6,373,694 common shares of the Company valued at $17.0 million based on a per share price of CDN $3.25 and a new unsecured subordinated note (“New GeoStar Subordinated Note”) for $15.0 million. The New GeoStar Subordinated Note bore interest, payable monthly commencing July 1, 2005, at three-month LIBOR plus 4.5%. On November 28, 2005, concurrent with the transaction with Chesapeake Energy Corporation (“Chesapeake”), the New GeoStar Subordinated Note was paid in full, as required by the agreement.

The following unaudited pro forma results for the year ended December 31, 2005 show the effect on the Company’s consolidated results of operations as if the GeoStar Acquisition had occurred at the beginning of the period presented. The pro forma results are the result of combining the statement of operations of the Company with the statement of revenues and direct operating expenses for the properties acquired from GeoStar adjusted for (1) the financing and share issuance directly attributable to the acquisition, (2) assumption of ARO liabilities and accretion expense for the properties acquired and (3) additional depreciation, depletion and amortization expense as a result of the Company’s increased ownership in the acquired properties. The statement of revenues

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and direct operating expenses for the GeoStar assets exclude all other historical expenses of GeoStar. As a result, certain estimates and judgments were made in preparing the pro forma adjustments. Further, the pro forma information includes numerous assumptions and is not necessarily indicative of future results of operations.

For the Year Ended December 31, 2005
(in thousands, except per share data) (Unaudited)
Revenues	$31,370
Net loss	$(27,862)
Loss per share:
Basic and diluted	$(0.21)

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

Various disputes have arisen primarily over the past year, in connection with joint activities and general operating and administrative activity between GeoStar and the Company. See Footnote 16, Commitments and Contingencies—Litigation for the current status of such disputes and pending litigation.

6. Long-Term-Debt

The following shows the Company’s long-term debt as of the dates indicated:

	As of December 31,
	2007	2006
	(in thousands)
12 3/4% senior secured notes	$99,506	$—
Revolving credit facility	—	—
Senior secured notes	—	60,671
Convertible senior debenture	30,000	30,000
Subordinated unsecured notes payable	3,179	3,132

Total net carrying value of long-term debt	132,685	93,803
Debt discount costs to be accreted	565	12,447

Total long-term debt at maturity	$133,250	$106,250

12 3/4% Senior Secured Notes due 2012

On November 29, 2007, Gastar USA, a wholly owned subsidiary of Gastar Exploration Ltd., (“Parent”) sold $100.0 million aggregate principal amount of 12 3/4% Senior Secured Notes due December 1, 2012 (“12 3/4% Senior Secured Notes”) at an issue price of 99.50%. Approximately $76.7 million of the $92.5 million net proceeds from the offering were used to repay the then outstanding senior secured notes, with the remaining net proceeds to be used for general corporate purposes. The 12 3/4 % Senior Secured Notes mature on December 1, 2012.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest is payable, semi-annually on June 1 and December 1, in cash on the principal amount at an annual rate of 12 3/4%. The annual effective interest rate, after amortization of the debt discount and fees paid to establish the 12 3/4% Senior Secured Notes, is 14.89%. The 12 3/4% Senior Secured Notes are fully and unconditionally guaranteed jointly and severally by Gastar USA, the Parent and all of the Parent’s existing and future material domestic subsidiaries. The 12 3/4% Senior Secured Notes and the guarantees rank equal in right of payment with all existing and future senior indebtedness of Gastar USA and the Guarantors and senior in right of payment to any future subordinated indebtedness of Gastar USA and the Guarantors, as applicable. The 12 3/4% Senior Secured Notes and the guarantees are secured by a lien on Gastar USA’s principal domestic oil and gas properties and other assets that secure Gastar USA’s revolving credit facility (“Revolving Credit Facility”), subject to certain exceptions. Pursuant to the terms of an intercreditor agreement, the lien securing the 12 3/4% Senior Secured Notes is contractually subordinated to (i) the lien that secures the Revolving Credit Facility and (ii) certain hedging obligations of Gastar USA. Consequently, the 12 3/4% Senior Secured Notes and the guarantees are effectively subordinated to Gastar USA’s and the Guarantors’ secured obligations, including the Revolving Credit Facility, to the extent of the value of the assets securing such obligations.

At any time prior to June 1, 2010, Gastar USA may redeem the 12 3/4% Senior Secured Notes in whole or in part at a redemption price equal to 100% of the principal amount plus the applicable premium. The applicable premium is the greater of (i) 1.0% of the 12 3/4% Senior Secured Notes being redeemed and (ii) the excess of (A) the present value at such time of (1) redemption price of 12 3/4% Senior Secured Notes as of June 1, 2010 (without regard to accrued and unpaid interest) plus (2) all required interest payments due on 12 3/4% Senior Secured Notes through June 1, 2010, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (B) the principal amount of 12 3/4% Senior Secured Notes. At any time and from time to time prior to June 1, 2010, Gastar USA may redeem up to 35% of the aggregate principal amount of the 12 3/4% Senior Secured Notes with the net cash proceeds of one or more equity offerings at 112.750% of the aggregate principal amount, plus accrued and unpaid interest. On or after June 1, 2010, Gastar USA may redeem the 12 3/4% Senior Secured Notes during the 12-month periods beginning on June 1 of the years and at a premium as set forth below:

Twelve-Month Period Beginning June 1,	Percentage
2010	106.375%
2011	103.188%
2012	100.000%

If a change of control of Parent, as defined in the indenture governing the 12 3/4% Senior Secured Notes, occurs prior to December 1, 2008, Gastar USA may elect to redeem all, but not less than all, of the 12 3/4% Senior Secured Notes at the price of 112.75%, plus accrued and unpaid interest. If a change of control occurs under the indenture, the holders of the 12 3/4% Senior Secured Notes have the right to require Gastar USA to repurchase the 12 3/4% Senior Secured Notes at 101% of principal amount, plus accrued and unpaid interest.

Within 30 days of an asset sale greater than $10.0 million, excluding Wyoming property sales, Gastar USA will offer to use the net proceeds to repurchase that portion of the 12 3/4% Senior Secured Notes at a premium as set forth below:

Period	Percentage
Prior to June 1, 2011	106.375%
June 2, 2011 to June 1, 2012	103.188%
After June 1, 2012	100.000%

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gastar USA is obligated to prepare and file with the Securities and Exchange Commission (“SEC”) within 150 days of the issue date of the 12 3/4% Senior Secured Notes, or April 27, 2008, a registration statement to exchange the 12 3/4% Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the 12 3/4% Senior Secured Notes. Gastar USA is to use its best efforts to cause the registration statement to be declared effective within 240 day of the issue date of the 12 3/4% Senior Secured Notes, or July 24, 2008. Gastar USA has agreed to offer exchange notes in exchange for the 12 3/4% Senior Secured Notes as soon as is practicable after the registration statement has become effective, unless prohibited by law or Securities and Exchange Commission (“SEC”) policy, and to file a shelf registration statement for the resale of the 12 3/4% Senior Secured Notes if Gastar USA cannot consummate the exchange offer within 290 days of the date of the issuance of the 12 3/4% Senior Secured Notes, or September 12, 2008, and in certain other circumstances. In the event Gastar USA fails to meet its registration obligations as set forth above, Gastar USA has agreed to pay liquidated damages to the holders of the 12 3/4% Senior Secured Notes in the form of additional cash interest payments on the 12 3/4% Senior Secured Notes equal to 0.25% per annum for the first 90-day period, increasing to a maximum of 0.50% per annum for each subsequent 90-day period. The Company intends to file a registration statement with the SEC on or before April 27, 2008 and to use its best efforts to have such statement effective on or before September 12, 1008.

The 12 3/4% Senior Secured Notes contain certain covenants, that among other things, limit Gastar USA’s and the Guarantors’ ability to: (i) incur additional indebtedness; (ii) pay distributions on, or repurchase or redeem Company equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into certain transactions with affiliates; and (vi) sell assets or consolidate or merge into other companies. Notwithstanding the above, Gastar USA may incur up to $25.0 million of indebtedness under the Revolving Credit Facility (see below) and such additional amounts of 12 3/4% Senior Secured Notes or indebtedness subordinate to the 12 3/4% Senior Secured Notes; provided that Gastar USA’s consolidated cash flow to fixed charges for the most recent four quarters giving the effect of the incurrence at the beginning of such four-quarter-period is at least 2.0 to 1.0. As of December 31, 2007, the Company was in compliance with all debt covenants.

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the 12 3 /4% Senior Secured Notes, Gastar USA entered into a Revolving Credit Facility providing for an initial first priority lien maximum borrowing base of $19.4 million at December 31, 2007, of which no amounts were outstanding. The borrowing base is to be redetermined at least semiannually, using the lender’s usual and customary criteria for natural gas and oil reserve valuation. If at any time the outstanding credit extended under the Revolving Credit Facility exceeds the lesser of the aggregate commitments or the applicable borrowing base, the deficiency will be required to be amortized in three monthly installments, and until the deficiency is eliminated, increases in some applicable interest rate margins apply.

The lender’s commitment under the Revolving Credit Facility will be limited to a maximum of $250 million outstanding at any one time, subject to applicable borrowing base limitations. Borrowings under the Revolving Credit Facility bears interest, at Gastar USA’s election, at a prime rate or Eurodollar rate, plus in each case an applicable margin. The applicable interest rate margin varies from -0.75% to 0.0% in the case of borrowings based on the prime rate and from 1.5% to 2.25% in the case of borrowings based on the Eurodollar rate, depending on the utilization level in relation to the borrowing base. At December 31, 2007, the prime rate and the Eurodollar rate were 7.25% and 4.70%, respectively. At closing, Gastar USA paid a commitment fee of $73,000. In addition, an annual commitment fee, ranging from 0.375% to 0.50% depending on borrowing base utilization, is payable on the unused portion of each lender’s commitment; provided, however, such rate as to the portion of the available commitment allocable to the lender on the basis of its percentage share as a lender shall be reduced if certain cash deposit investments are maintained with the lender.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All outstanding amounts owed under the Revolving Credit Facility become due and payable no later than October 15, 2009, unless extended by the lender, and will be subject to acceleration upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments under the Revolving Credit Facility;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a “change in control” of our Parent.

The Revolving Credit Facility is guaranteed by the Parent and all its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility. Borrowings and related guarantees under the Revolving Credit Facility are secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender. The facility is secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the Issuer and 65% of the stock of each foreign subsidiary of the Issuer.

The Revolving Credit Facility contains various covenants, including among others:

•	Restrictions on liens;

•	Restrictions on incurring other indebtedness without lender’s consent;

•	Restrictions on Company dividends and other restricted payments;

•	Maintenance of a minimum consolidated current ratio, as adjusted, of not less than 1.0 to 1.0;

•

Maintenance of a maximum total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), on a rolling four quarters basis as adjusted, of not more than 5.0 to 1.0 through June 30, 2008, 4.25 to 1.0 for the quarters ended September 30, 2008 and December 31, 2008 and 4.0 to 1.0 for all quarters thereafter;

•

Limitation on general and administrative expense, excluding any stock based compensation costs, not to exceed 25% of consolidated revenue less lease operating and production tax expenses, as adjusted, for any quarter; and

•

Maintenance of cash liquidity equal to the semi-annual interest payment under 12 3/4% Senior Secured Notes, so long as the borrowing based under the Revolving Credit Facility is less than $40.0 million, unless borrowing base utilization is zero or less then 90%.

As of December 31, 2007, the Company was in compliance with all debt covenants.

Should there occur a change of control of the Parent, then, five days after such occurrence, immediately and without notice, (i) all amounts outstanding under the Revolving Credit Facility shall automatically become immediately due and payable and (ii) the commitments shall immediately cease and terminate unless and until reinstated by the lender in writing. If amounts outstanding under the Revolving Credit Facility become immediately due and payable in accordance with the immediately preceding sentence, the obligation of the Gastar USA with respect to any commodity hedge exposure shall be to provide cash as collateral to be held and administered by the lender as collateral agent.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Secured Notes

On June 17, 2005, the Company issued $63.0 million in principal amount of senior secured notes. On September 19, 2005, the Company issued to the holders of these notes an additional $10.0 million of senior secured notes on substantially the same terms as the original June 2005 private placement. The senior secured notes were secured by substantially all of the Company’s assets, bear interest payable quarterly equal to the sum of the three-month LIBOR rate at the beginning of the current quarter plus 6.0%, and mature five years and one day from the date of issuance. The senior secured notes were redeemable in whole or in part prior to maturity at the Company’s option at any time upon payment of the principal and accrued and unpaid interest plus a premium of 5% until the third anniversary of issuance, 4% from the third anniversary to the fourth anniversary and 3% from the fourth anniversary until the day before maturity. Redemption at the Company’s option was not permitted following the public announcement of certain pending, proposed or intended change of control transactions.

In connection with the senior secured notes issuances, the Company agreed to issue to the note holders, for no additional consideration, common shares in increments valued at CDN$4.5 million with respect to the $63.0 million of senior secured notes and additional common shares in increments valued at CDN$714,286 with respect to the $10.0 million of senior secured notes at closing and on each of the six, twelve and eighteen-month anniversaries of the closing date, valued on a five-day weighted average trading price immediately prior to the date of issuance. The Company initially recorded a liability of $17.0 million related to common shares to be issued and a corresponding amount recorded as a debt discount to be accreted to interest expense using the effective interest method. The Company also incurred an estimated $3.0 million of direct financing costs for legal fees and fees paid to an agent as deferred charges and are amortizing these costs over the term of the senior secured notes. Subsequent to the March 19, 2007 issuance of common shares to the note holders, the Company had no further obligation to issue additional common shares under the senior secured notes.

On November 29, 2007, in connection with the sale of $100.0 million aggregate principal amount of 12 3/4% Senior Secured Notes, the Company repaid in full the $73.0 million of senior secured notes. The Company paid a prepayment penalty of $3.65 million, or 5% of the aggregate principal amount repaid.

Convertible Senior Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures. The convertible senior debentures have a term of five years and will be due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. The convertible senior debentures are convertible by the holders into 6,849,315 common shares at a conversion price of $4.38 per share. The convertible senior debentures may be redeemed at any time by the Company at a redemption price equal to par plus accrued and unpaid interest; provided that, the volume weighted average trading price of the common shares of the Company, for at least 20 trading days in any consecutive 30-day period, equals or exceeds $4.38.

The Company incurred an estimated $1.9 million of direct financing costs for legal fees and other expenses as deferred charges, which are being amortized over the term of convertible senior debentures. The Company also issued 259,740 broker warrants with an exercise price of $3.87 and a fair value of $359,000. Interest expense relating to the amortization of the warrants for each of the years ended December 31, 2007, 2006 and 2005 was $72,000. There was no beneficial conversion feature associated with the convertible senior debentures.

On February 3, 2006, the Company issued 21,948 common shares upon exercise of 21,948 broker warrants at $3.87 per share issued in connection with the sale of the convertible senior debentures. The remaining 237,792 broker warrants expired in May 2006.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the occurrence of a change of control, as defined in the debenture indenture governing the convertible senior debenture, the Company is required to make an offer to purchase all of the convertible senior debentures at a price equal to 101% of the principal amount of the convertible senior debentures, plus accrued and unpaid interest. If 90% or more of the principal amount of all convertible senior debentures outstanding on the date the Company provides notice of a change of control to the convertible senior debentures trustee have been tendered for purchase pursuant to the change of control offer, the Company has the right to redeem the remaining outstanding convertible senior debentures on the same date and at the same price.

Subordinated Unsecured Notes Payable

The Company’s subordinated unsecured notes mature between April 2009 and September 2009, bear interest at 10% per annum and are callable by the Company at 105% after three years and 101% after four years. The subscribers were issued 232,521 warrants exercisable at prices ranging from $2.76 to $3.03 expiring at varying dates between April 2009 and September 2009. A value of $235,000 was ascribed to the warrants and recorded as a debt discount to be accreted to interest expense using the effective interest method. Cash commissions of $196,000 were incurred, which have been capitalized and are being amortized over the term of the subordinated unsecured notes.

Long-term Debt Maturities

The following table represents the maturities of the Company’s long-term debt agreements:

Amount
(in thousands)
2008	$—
2009	33,250
2010	—
2011	—
2012	100,000

Total	$133,250

Loss on Early Extinguishment of Debt

On November 29, 2007, as a result of the prepayment prior to maturity of the $73.0 million of senior secured notes, the Company expensed all unamortized deferred financing costs of $2.7 million, $9.3 million debt discount costs being accreted and $3.7 million of early prepayment penalty, resulting in a loss on early debt extinguishment of $15.7 million. In June 2005, in conjunction with the issuance of the senior secured notes, the Company retired certain senior notes, resulting in a debt extinguishment expense of $1.4 million, comprised of $662,000 of early prepayment penalty and $694,000 of unamortized deferred financing costs.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Asset Retirement Obligation

The Company accounts for its liabilities associated with site restoration and abandonment of its natural gas and oil properties pursuant to the provisions of SFAS No. 143. A summary of the activity related to the asset retirement obligation is as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Asset retirement obligation, beginning of year	$4,218	$3,558	$1,711
Liabilities incurred	642	426	816
Accretion expense	281	234	109
Increase due to acquisition	—	—	922
Revision in previous estimates	(750)	—	—

Asset retirement obligation, end of year	$4,391	$4,218	$3,558

8. Equity Compensation Plans

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

In April 2004, the Board of Directors amended the provisions of the Company’s 2002 Stock Option Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis, whereby the Company issues to the optionee the number of common shares equal to the stock option exercised, less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised. As of December 31, 2007, stock option grants covering the issuance of 10,173,750 common shares were outstanding under the 2002 Stock Option Plan.

2006 Gastar Long-Term Stock Incentive Plan.    On June 1, 2006, the Company’s shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award established by the Committee which is consistent with the Plan’s purposes to directors, officers and employees of the Company and its subsidiaries covering a maximum of 5.0 million common shares. The contractual life and vesting period for a grant will be determined by the Board of Directors at the time grant is awarded. The vesting period for restricted common stock grants during 2007 was over four years, with one-third vesting on the second, third and fourth anniversaries of the date of grant. As of December 31, 2007, only grants covering the issuance of 1,096,000 restricted common shares were outstanding under the 2006 Gastar Long-Term Stock Incentive Plan.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Fair Value under SFAS No. 123R

In determining fair value for stock option grants pursuant to SFAS No. 123R, the Company utilized the following assumptions:

Valuation and Amortization Method.    The Company estimates the fair value of share-based awards granted using the Black-Scholes-Merton valuation model. The fair value of all awards is expensed using the “graded-vesting method”.

Expected Life.    The expected life of awards granted represents the period of time that stock options are expected to be outstanding. The Company determined the expected life using the “simplified method” resulting in a 6.25-year expected life in accordance with Staff Accounting Bulletin No. 107 for all stock options issued with a four-year vesting period and a ten-year grant expiration. Using the simplified method, stock options that have been issued with two and three-year vesting periods and having a ten-year expiration have an expected life of 5.75 and 6.0 years, respectively. Beginning in 2008, management will determine expected life of stock option grants based on historical records.

Expected Volatility.    Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of its common shares at the beginning of the quarter in which the stock option is granted. The volatility is based on historical movements of our common share price on the American Stock Exchange and the Toronto Stock Exchange over a period that approximates the expected life.

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

Expected Forfeitures.    The Company utilized a forfeiture rate of 5% for 2007 and 2006 in determining initial compensation expense, based on forfeitures of all unvested stock option as a percentage of all stock option grants calculated at the beginning of the year.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. The table below summarizes the number of stock options granted and the assumptions for the stock options granted for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
Stock options granted	828,000	4,790,000	711,000
Expected life (in years)	6.25	6.5	5.0
Expected volatility	44.4-44.7%	45.7%	41.5%
Risk-free interest rate	4.3%-5.1%	5.0%	5.0%

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the periods indicated. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised. There were no stock options exercised in 2007.

	For the Years Ended December 31,
	2007	2006	2005
Weighted average grant date fair value	$1.11	$1.28	$1.19
Intrinsic value of stock options exercised (000)	$—	$2,922	$17,491
Fair value of shares vested during year	$2,912	$2,516	$18,674

Stock Option Activity

The following table summarizes the annual changes and option exercise prices for stock options under the Company’s Stock Option Plan for the year ended December 31, 2007:

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2006	10,472,750	$2.86
Stock options granted	828,000	$2.18
Stock options exercised (1)	—	—
Stock options cancelled/expired	(1,127,000)	$2.90

Stock options outstanding as of December 31, 2007	10,173,750	$3.19

Stock options exercisable:
December 31, 2007	5,127,916	$3.29

(1)	There were no stock options forfeited during 2007.

The table below summarizes certain information about the stock options for the year ended December 31, 2007. Fair value calculations are as of the date of grant.

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at the beginning of year	7,541,250	$1.26
Unvested stock options at the end of the year	5,045,834	$1.22
Stock options granted during the year	828,000	$1.11
Stock options vested during the year	2,497,550	$1.17
Stock options forfeited during the year	—	$—

As of December 31, 2007, there was no aggregate intrinsic value for outstanding stock options, and the remaining weighted average contractual life of outstanding stock options was 5.3 years. As of December 31, 2007, there was no aggregate intrinsic value for exercisable stock options, and the remaining weighted average contractual life of exercisable stock options was 3.8 years. As of December 31, 2007, the total fair value of exercisable stock options was $5.6 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of December 31, 2007:

	Number of Shares Under Stock Options		Exercise Prices (1)
Expiration Date	Outstanding	Exercisable
April 20, 2009	625,000	468,750	$3.77
August 4, 2009	3,653,750	2,726,250	$3.48
April 4, 2010	21,000	10,500	$4.38
June 24, 2010	345,000	148,750	$3.57
June 28, 2010	50,000	25,000	$3.47
September 7, 2010	150,000	75,000	$3.31
September 20, 2010	40,000	20,000	$4.08
October 17, 2015	75,000	37,500	$4.59
January 16, 2016	270,000	67,500	$5.11
April 5, 2016	838,000	209,500	$4.89
May 24, 2016	50,000	12,500	$3.31
July 14, 2016	3,230,000	1,326,666	$2.32
January 12, 2017	25,000	—	$1.95
March 30, 2017	200,000	—	$2.17
July 3, 2017	400,000	—	$2.20
July 7, 2017	200,000	—	$2.19
August 30, 2017	1,000	—	$1.67

	10,173,750	5,127,916

(1)	Stock options granted with strike prices denominated in CDN$ were converted to US$ by multiplying the CDN$ strike price by the exchange rate at December 31, 2007.

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants for the year ended December 31, 2007:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value
Restricted common shares outstanding as of December 31, 2006	—	$—
Restricted common shares granted	1,105,000	$2.15
Restricted common shares vested	—	$—
Restricted common shares cancelled/expired	(9,000)	$2.20

Restricted common shares outstanding as of December 31, 2007	1,096,000	$2.15

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the range of grant dates (expiration dates) and grant date prices for restricted common shares outstanding and unvested as of December 31, 2007:

	Restricted Common Shares Outstanding	Grant Date Fair Value
July 3, 2007 (July 3, 2011)	983,500	$2.20
August 27, 2007 (August 27, 2011)	112,500	$1.67

Total	1,096,000	$2.15

As of December 31, 2007, the remaining weighted average contractual life of unvested restricted common shares was 3.5 years. The following table shows the total value and weighted average fair value per share of restricted common shares outstanding for the periods indicated:

	As of December 31,
	2007	2006
	(in thousands, except per share data)
Total value of restricted common shares outstanding	$1,370	$—
Weighted average grant date fair value per share of restricted common share outstanding	$2.15	$—

Stock-Based Compensation Expense

For the years ended December 31, 2007, 2006 and 2005, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $3.9 million, $3.9 million and $2.3 million, respectively. All stock based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

At December 31, 2007, the Company had unvested stock options to purchase 5,045,834 common shares with a weighted average grant date fair value of $1.22 per common share and 1,096,000 restricted common shares outstanding having a weighted average grant date value of $2.15 per common share. As of December 31, 2007, the Company had approximately $4.3 million of total unrecognized compensation cost related to unvested stock options and restricted common shares, which is expected to be amortized over the following periods:

Amount
(in thousands)
2008	$2,536
2009	1,161
2010	434
2011	120
2012	—

Total	$4,251

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commodity Hedging Contracts

In the third and fourth quarters of 2007, the Company entered into costless collar transactions with counterparties for the purpose of mitigating revenue volatility. The following transactions were outstanding with associated notional volumes and contracted floor and ceiling prices that represent hedge prices for the index specified as of December 31, 2007:

Date	Period	Derivative Instrument	Hedge Strategy	Notional Daily Volume	Total of Notional Volume	Floor Price	Ceiling Price	Index		Production Area Hedged	Total of Proved Natural Gas Production Hedged (1)
				(MMBtu)	(MMBtu)	(MMBtu)	(MMBtu)
	Year	Costless	Cash
09/24/07	2008	Collar	Flow	2,000	732,000	$5.50	$7.50	CIG	(2)	WY	53%
	Year	Costless	Cash
12/12/07	2008	Collar	Flow	5,000	1,830,000	$6.75	$8.00	HSC	(3)	E. TX	40%

(1)	Estimated based on respective year net natural gas production as projected in the reserve report by Netherland, Sewell & Associates, Inc. as of December 31, 2007.

(2)	East-Houston-Katy—Houston Ship Channel.

(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains.

As of December 31, 2007, the Company’s current cash flow hedge positions were with counterparties that are major United States financial institutions. The credit support for the CIG hedge is a $1.0 million collateral position with the counterparty secured by a cash collateralized letter of credit. As of December 31, 2007, the Company has 43% of its total 2008 estimated production hedged, based on its year end third party engineering report. At December 31, 2007, the Company recorded a short term derivative liability of $480,000 related to the difference between hedged commodity prices and market prices on hedged volumes as of December 31, 2007. All of the Company’s derivative instruments have been designated cash flow as hedging instruments and are deemed to be highly effective.

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

On June 17, 2005, concurrent with private placement of $63.0 million senior secured notes, the Company issued 1,650,133 common shares valued at $6.0 million (CDN$7.4 million at CDN$4.50 per share) pursuant to the acquisition of additional leasehold and working interest properties in East Texas and the Powder River Basin from GeoStar.

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

On September 19, 2005, the Company issued 206,354 common shares representing and aggregate value of $606,000 (CDN$714,286) based upon a five-day weighted average trading price of CDN$3.46 per share pursuant to the private placement of $10.0 million of senior secured notes.

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

On December 19, 2005, the Company issued 1,082,105 common shares valued at $3.6 million (CDN$4.5 million) based upon a five-day weighted average trading price of CDN$4.16 per share upon the six month anniversary of the private placement of $63.0 million senior secured notes.

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

On March 31, 2006, the Company issued 548,128 common shares in a private placement in settlement of a purchase price adjustment on the acquisition of natural gas and oil properties.

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

On November 17, 2006, the Company issued 25,000,000 common shares at $2.00 in a private transaction to institutional investors.

On December 19, 2006, the eighteen-month anniversary of the June 17, 2005 $63.0 million senior secured notes issuance, the Company issued to the note holders an additional 1,800,000 common shares valued at CDN$4.5 million.

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

On May 9, 2007, in conjunction with the sale of a portion of the Company’s East Texas undeveloped natural gas and oil acreage to a third party, the Company issued 10,000,000 common shares at a price of $2.00 per share, or $20.0 million.

On May 23, 2007 in conjunction with the May 9, 2007 sale of 10.0 million newly issued common shares, Chesapeake acquired an additional 1,757,195 of the Company’s common shares at $2.00 per share pursuant to its preemptive rights under a Common Stock Purchase Agreement dated November 4, 2005.

During the year ended December 31, 2007, pursuant to the Company’s 2006 Gastar Long-Term Stock Incentive Plan, the Company issued 1,095,500 restricted common shares (net of 9,000 common shares which were cancelled) to employees, subject to vesting.

Shares Reserved

At December 31, 2007, the Company has reserved 17,255,586 common shares to be issued pursuant to the conversion of convertible debt (6,849,315 common shares), exercise of options (10,173,750 common shares) and the exercise of warrants (232,521).

11. Warrants

The following table summarizes warrant information to purchase common shares as of December 31, 2007:

	Number of Warrants	Fair Value of Warrant (in thousands)	Warrant Price per Share Range	WA (1) Remaining Life in Years	WA (1) Exercise Price in US$
Warrants issued in connection with $3.25 million subordinated unsecured notes payable	232,521	$235	$2.76-3.03	1.7	$2.80

(1)	WA—weighted average as of the respective period end dates.

12. Interest and Debt Extinguishment Expense

The following tables summarize the components of interest and debt extinguishment expense:

	For the Years Ended December 31.
	2007	2006	2005
	(in thousands)
Interest expense:
Cash and accrued	$11,702	$11,339	$9,834
Amortization of deferred financing costs and debt discount	4,235	4,260	4,071
Capitalized interest	(1,858)	—	—

Total interest expense	$14,079	$15,599	$13,905

Early extinguishment of debt:
Call premium	$3,650	—	$662
Unamortized deferred financing costs and debt discount	12,034	—	694

Total debt extinguishment expense	$15,684	$—	$1,356

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Related Party Transactions

Chesapeake Energy Corporation

On November 4, 2005, the Company completed an integrated transaction with Chesapeake whereby Chesapeake acquired 27,151,641 newly issued Company common shares equal to 19.9% of the then outstanding common shares, acquired a 33.3% working interest in the Company’s Bossier play in the Hilltop area of East Texas and formed an area of mutual interest to explore jointly in 13 counties in East Texas. As part of this transaction, Chesapeake paid an additional $7.8 million, before fees and expenses, to reimburse the Company for Chesapeake’s pro rata share of leasehold interests acquired and to pay a disproportionate amount of future drilling costs in exchange for an undivided 33.3% of the Company’s leasehold working interests in the deep Bossier Hilltop prospect, less and except 160 acres surrounding each existing well bore. Chesapeake agreed to pay 44.44% of the drilling costs through casing point in the first six wells drilled by the parties in the Hilltop prospect to a depth sufficient to test the deep Bossier formation (an approximate depth of 19,000 feet) in order to earn its 33.33% leasehold working interest. The leasehold reimbursement was recorded as a reduction to natural gas and oil property cost. The Company utilized a portion of the proceeds of the Chesapeake transaction to pay the New GeoStar Subordinated Note in full.

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

On November 11, 2006 and May 23, 2007, Chesapeake acquired an additional 5,000,000 common shares and 1,757,195 common shares, respectively, in private placement transactions. As of December 31, 2007, Chesapeake owned 33,908,836 common shares, or 16.3% of the Company’s outstanding common shares.

All related balances are the result of well operations activity governed by an existing standard form joint operating agreement. All balances are typically due and payable within 30 days.

14. Income Taxes

Loss before income taxes for the three years ended December 31, 2007 is as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$336	$(67,852)	$(11,477)
Foreign	(30,876)	(16,987)	(14,215)

Net loss	$(30,540)	$(84,839)	$(25,692)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the Company’s effective tax rates from the statutory rate for the three years ended December 31, 2007 are as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Expected income tax provision at statutory U.S. rates of 35%	$(10,689)	$(29,694)	$(8,992)
State tax, tax effected	72	(1,222)	(166)
Non-deductible stock-based compensation expense	1,270	1,252	767
Deferred tax effect of change in Canadian tax rates	1,576	—	—
Impact of Canadian capital gain tax rate on extinguishment income	1,197	—	—
Impact of Canadian capital gain tax rate on foreign exchange gains	2,390	—	—
Other	37	1,141	773
Change in valuation allowance	4,147	28,523	7,618

Actual income tax provision	$—	$—	$—

The components of the Company’s U.S. deferred taxes are comprised of the following:

	As of December 31,
	2007	2006
	(in thousands)
Deferred tax asset (liability):
Capital assets	(11,251)	$(9,354)
Net operating loss carryforwards	45,081	44,818
Valuation allowance	(33,830)	(35,464)

Net deferred tax asset	—	$—

For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $122.1 million, which if not utilized will begin to expire in 2020.

The Company has the following approximate undeducted Canadian tax pools:

	As of December 31,
	2007	2006
	(in thousands)
Cumulative Canadian exploration expense	$987	$938
Cumulative Canadian development expense	$192	$183
Foreign exploration and development expense	$684	$660
Undeducted undepreciated capital costs	$24	$40
Undeducted share issue costs	$2,826	$3,873
Undeducted non-capital loss carryforwards	$53,681	$32,567
Undeducted senior secured note issue costs	$2,352	$—

For Canadian income tax purposes, the Company has net operating loss carryforwards, which if not utilized will begin to expire in 2008 through 2015.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s Canadian deferred tax assets are comprised of the following:

	As of December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Capital assets	$551	$585
Senior and senior secured note issue costs	1,664	1,244
Net operating loss carryforwards	15,836	10,461
Valuation allowance	(18,051)	(12,289)

Net deferred tax asset	$—	$—

The components of the Company’s Australian deferred taxes are comprised of the following:

	As of December 31,
	2007	2006
	(in thousands)
Deferred tax asset (liability):
Capital assets	$(5,946)	$(3,241)
Net operating loss carryforwards	6,534	3,810
Valuation allowance	(588)	(569)

Net deferred tax asset	$—	$—

For Australian income tax purposes, the Company has net operating loss carry forwards of approximately $21.8 million. There is currently no time limit on the utilization of tax losses in Australia. Ability to use Australian tax losses is based on statutory tests.

In June 2006, the FASB issued FIN 48. FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on financial condition or results of operations. As of December 31, 2007, the Company has no unrecognized tax benefits that if recognized would affect the effective tax rate.

The Company is subject to examination of income tax filings in the U. S., various state jurisdictions and the foreign jurisdictions of Canada and Australia for the tax periods 2000 and forward due to the Company’s continued loss position in such jurisdictions.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of general and administrative expense in the consolidated statement of operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Earnings or Loss per share

In accordance with the provisions of SFAS No. 128, basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. Diluted amounts are not included in the computation of diluted loss per share, as such would be anti-dilutive.

	For the Years Ended December 31.
	2007	2006	2005
	(in thousands, except per share and share data)
Basic and diluted loss and shares outstanding:
Net loss	$(30,540)	$(84,839)	$(25,692)
Weighted average common shares outstanding	202,828,792	170,014,733	129,398,548
Basic and diluted loss per common share:
Net loss per share applicable to all common shares	$(0.15)	$(0.50)	$(0.20)
Common shares excluded from denominator as anti-dilutive:
Stock options	10,173,750	10,472,750	17,500,600
Unvested restricted common shares	1,096,000	—	—
Warrants	232,521	2,732,521	2,992,261
Convertible senior debentures	6,849,315	6,849,315	6,849,315
Liability to be settled by issuance of common shares (1)	—	288,018	3,042,484

Total	18,351,586	20,342,604	30,384,660

(1)	December 31, 2006 assumes conversion of the liability to be settled by issuance of common shares for the senior secured notes at a year end closing price of CDN$2.48 per common share. December 31, 2005 assumes conversion of the liability to be settled by issuance of common shares for the senior secured notes of 2,494,356 common shares at a year end closing price of CDN$4.25 per common share and 548,128 common shares for the GeoStar Acquisition Properties settlement statement at CDN$4.50 per common share.

16. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, certain gas treatment facilities and certain office equipment under non-cancelable operating lease agreements. For the years ended December 31, 2007, 2006 and 2005, office lease expense totaled approximately $205,000, $184,000 and $53,000, respectively. The Company had no office lease expense prior to August 1, 2005. For the years ended December 31, 2007, 2006 and 2005, gas treatment lease payments were approximately $565,000, $777,000 and $759,000, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company’s operating leases for the indicated periods were as follows:

	For the Year Ending December 31,
	Total	2008	2009	2010	2011	Thereafter
	(in thousands)
Office lease	$582	$205	$205	$172	$—	$—
Operating leases and other	25	9	9	7	—	—

Total	$607	$214	$214	$179	$—	$—

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

Arbitration and Litigation with GeoStar Corporation and Affiliates

Arbitration against GeoStar and Affiliates. On October 18, 2006, in connection with 10 wells to be drilled in Victoria, Australia on the jointly owned EL 4416 exploration license operated by GeoStar Corporation, the Company sent a letter to GeoStar demanding the arbitration of certain disputed issues and interpretations under a Participation and Operating Agreement (“POA”) with GeoStar and its subsidiaries. Among other items, the claims the Company presented for resolution in arbitration include claims relating to GeoStar’s demands for cash calls under the POA while simultaneously asserting that certain provisions of the POA, including overhead reimbursement rates, need to be renegotiated on terms that the Company believes are not reasonable or within industry standards. The Company has also requested that GeoStar’s Australian subsidiary provide a record title assignment of the Company’s beneficial interests in EL 4416, the exploration license in the Gippsland Basin property in Victoria, Australia. The Company has approximately $9.9 million invested in EL 4416 as of December 31, 2007. GeoStar contends that the Company is not entitled to the record title assignment notwithstanding the Company’s significant investment. The Company’s former Chairman of the Board is a major shareholder and President of GeoStar. GeoStar has voluntarily dismissed its efforts to enjoin the arbitration from proceeding and has answered and asserted counterclaims. Those counterclaims include (a) a request for a declaration that the Company has no rights to participate in brown coal projects in EL 4416, (b) a request for a declaration that the Company did not earn an interest under the POA as to certain wells the Company drilled in East Texas, (c) breach of contract for failure to pay certain bills and expenses related to West Virginia properties, and (d) breach of contract to pay for employee expenses and services. The Company, which denies and intends to vigorously defend each of these counterclaims, contends that it has participation rights to the full scope of EL 4416 under the terms of the POA and that the Texas wells were drilled on lands to which the Company obtained rights under separate 2005 Purchase and Sale Agreements. The three-member arbitration panel has been appointed and an arbitration hearing is currently scheduled for June 2008.

Gastar Exploration, Ltd., Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. GeoStar Corporation, First Source Texas, Inc., First Source Bossier, LLC, and First Texas Gas, LP. In July 2007, the Company filed a lawsuit in Robertson County, Texas against GeoStar and affiliates seeking relief in connection with the failure by GeoStar and its affiliates to execute formal assignments of certain leases that were omitted from the schedule of leases attached to the assignments executed by GeoStar affiliates in June 2005

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to Purchase and Sale Agreements covering Texas properties of GeoStar and its affiliates. The lawsuit asks the court to decree that in the transaction evidenced by the Purchase and Sale Agreements, affiliates of the Company acquired title to all properties in Texas in which GeoStar and its affiliates owned an interest and that GeoStar and its affiliates are obligated to execute formal assignments with regard to all such leases. GeoStar and one of its affiliates have filed a challenge to the Texas court’s jurisdiction. Additionally, GeoStar and certain of its affiliates have also filed counterclaims in this litigation substantively identical to the counterclaims filed in the Harris County lawsuit described in the next paragraph and in the section below entitled “GeoStar Look Back Developments.”

Gastar Exploration Ltd., Gastar Exploration USA, Inc. f/k/a First Sourcenergy Wyoming Inc., Gastar Exploration New South Wales, Inc., f/k/a First Sourcenergy Group, Inc., Gastar Exploration Victoria, Inc. f/k/a First Sourcenergy Victoria, Inc.,, Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. GeoStar Corporation. In July 2007, the Company and affiliates filed a lawsuit in the District Court of Harris County, Texas against GeoStar in connection with GeoStar’s failure to deliver to the Company and its affiliates the corporate records of the Company and to its affiliates that have been retained by GeoStar. Representatives of the Company and its affiliates previously demanded return of the corporate records retained by GeoStar, but GeoStar failed to return the records. The lawsuit asks the court to decree that the Company and its affiliates are entitled to possession of the corporate records and order their return to the Company and its affiliates. The lawsuit also seeks recovery of actual and punitive damages, costs, and attorney’s fees. GeoStar has now delivered some of the requested records that are the subject of this litigation to the Company, and the Company has requested that GeoStar deliver additional records.

Gastar Exploration, Ltd., Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. GeoStar Corporation, First Source Texas, Inc., First Source Bossier, LLC, and First Texas Gas, LP. In August 2007, the Company and certain affiliates filed a second lawsuit in Robertson County, Texas, seeking a declaratory judgment that the Company and its affiliates have complied with the Look-Back provisions of the Texas Purchase and Sale Agreements that are the subject of the other Robertson County, Texas lawsuit referenced above, that the Company and its affiliates have complied with the provisions of the Texas Purchase and Sale Agreements relating to the drilling of wells, and that GeoStar and its affiliates hold no farm-in interest in properties owned by the Company’s affiliates. GeoStar and one of its affiliates have filed a challenge to the Texas court’s jurisdiction. The defendants also have generally denied the allegations made in the lawsuit. Additionally, GeoStar and certain of its affiliates have also filed counterclaims in this litigation substantively identical to the counterclaims filed in the Harris County litigation described above in the discussion of that litigation and below in the section entitled “GeoStar Look Back Developments.”

Although it previously contested jurisdiction in Texas, GeoStar (together with certain of its affiliates) has as of January 2008 asserted counterclaims in all three Texas lawsuits similar to claims GeoStar had previously asserted and dismissed in the Michigan lawsuit described below. The counterclaims relate to Texas properties that were the subject of Purchase and Sale Agreements entered into in 2005, under which the Company acquired the interests of GeoStar-affiliated entities in properties in Texas. Specifically, GeoStar claims that the Company breached the Purchase and Sale Agreements by failing to provide information in connection with contingent “Look Back” payments under provisions of the Purchase and Sale Agreements, and by failing to make payments allegedly due to GeoStar under the Look-Back provisions, arising out of alleged changes in reserves following the sale of the Texas properties in June 2005. Although requesting only damages in an unspecified amount, GeoStar contends in the counterclaim that it would have been entitled under the Purchase and Sale Agreements to approximately 1.7 billion shares of Gastar stock. GeoStar also claims that the Company failed to timely comply

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with provisions of the Purchase and Sale Agreements relating to the drilling of 20 wells on the properties conveyed under the Purchase and Sale Agreements and by failing to drill and test at least two wells in the Travis Peak formation in Texas, allegedly entitling GeoStar to unspecified damages related to a farm-in interest under which it was allegedly entitled to the right to drill, complete, and operate wells in the Travis Peak formation on certain acreage. The Company intends to vigorously defend the counterclaims. The Company has moved to abate the Harris County proceedings with respect the counterclaims in favor of the earlier-filed Robertson County proceedings. Certain information that may be relevant to this matter is set forth below in the section below entitled “GeoStar Look Back Developments”.

GeoStar Corporation and West Virginia Gas Corporation v. Gastar Exploration Ltd. and J. Russell Porter. On July 27, 2007, the Company was served with a lawsuit filed by GeoStar and one of its affiliates, West Virginia Gas Corporation, in federal court in Saginaw, Michigan. GeoStar asserted a broad range of claims against the Company and its current chief executive officer, J. Russell Porter.

GeoStar initially sought in the Michigan suit to enjoin the Company’s arbitration against GeoStar and its affiliates. GeoStar has now voluntarily dismissed that request with prejudice.

GeoStar also claims in the Michigan suit that the POA was cancelled effective January 1, 2005, and that the parties have operated under oral contracts since that date. GeoStar asserts that the Company has breached the alleged oral contracts by allegedly failing to pay joint interest billings, authorizations for expenditures, and cash calls relating to operations or proposed operations on EL 4416 in Australia and West Virginia properties, in an unspecified amount exceeding $75,000. GeoStar also claims that the Company has breached alleged agreements to reimburse GeoStar for various payments and services allegedly performed by GeoStar and its personnel and paid on behalf of the Company by GeoStar. GeoStar claims that the amounts of the payments and the value of the services exceed $10.0 million. GeoStar alternatively alleges that if there was no contract covering those payments and services, it allegedly is entitled to reimbursement on equitable principles. On January 15, 2008, the federal court granted the Company’s motion to dismiss these claims for failure to state a claim on which relief could be granted. GeoStar filed a motion asking that the Court reconsider that ruling or permit it to replead the claims. On February 8, 2008, the federal court denied the motion to reconsider but granted GeoStar permission to replead those claims, which it did on February 22, 2008. In repleading those claims, GeoStar has restated the prior claims for oral agreement to reimburse certain expenses or equitable entitlement to reimbursement of certain expenses, and it specifies a number of items for which GeoStar is allegedly entitled to reimbursement from the Company. GeoStar seeks approximately $17.0 million. The Company filed a response to these claims on March 7, 2008.

GeoStar also asserted claims in the Michigan lawsuit relating to Texas properties that were the subject of Purchase and Sale Agreements entered into in 2005. GeoStar has voluntarily dismissed those claims without prejudice from the Michigan lawsuit and re-asserted similar claims in pending litigation in Harris and Robertson Counties, Texas as discussed below under “GeoStar Look Back Developments.”

West Virginia Gas Corporation (WVGC), an affiliate of GeoStar, also asserts claims against the Company’s current chief executive officer, alleging that the Company and its current chief executive officer tortiously interfered with an alleged contract between WVGC and certain West Virginia individuals and entities. According to the lawsuit, these individuals and entities allegedly promised to give their oil, gas, and coalbed methane opportunities in West Virginia and Pennsylvania to WVGC. WVGC alleged that Gastar and its chief executive officer caused those individuals and entities to establish and use new business entities to allegedly conceal opportunities from West Virginia Gas Corporation and to funnel them to the Company, the Company’s chief executive officer and the West Virginia individuals and entities. On January 15, 2008, the federal court dismissed

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these claims to the extent they were brought by GeoStar and to the extent they were brought against the Company. The court denied our chief executive’s motions to dismiss WVGC’s claim and a motion to reconsider that denial. Our chief executive intends to vigorously defend the claim.

GeoStar Look Back Developments. The Purchase and Sale Agreements between GeoStar and the Company relating to certain East Texas properties acquired by the Company in 2005 (the “PSAs”) contain a “Look Back” provision that is the subject of claims in three of the previously described lawsuits with GeoStar. Under the 2005 PSAs, GeoStar conveyed interests in certain Texas properties to the Company and was paid an agreed $43.5 million in consideration for the properties (including cash, 8.6 million shares of Company common stock, and promissory notes), subject to certain purchase price adjustments relating to the period prior to closing. The interests conveyed by the PSAs comprise a portion of the security for the notes and the Guarantees.

Under the Look Back provision, two Look Back payments are to be calculated based in part on changes in proved and probable reserves attributable to certain of the Company’s leasehold interests over certain periods of time ending June 30, 2006 and 2007. If a Look Back payment is due to GeoStar under the PSAs, the PSAs require the payment to be effected through the issuance of the Company’s stock.

The PSAs provide that the calculation of the Look Back payment shall be based upon reserve estimates reported by Netherland Sewell & Associates, Inc. (“NSA”), or in certain circumstances, based upon an average of the NSA estimates and estimates obtained by GeoStar from an independent, professionally certified reservoir engineering firm utilizing the same regulatory requirements and reserve calculation guidelines as those employed by NSA in its estimates. Based on the NSA reserves estimate and the Look Back calculations set forth in the PSAs, the Company believes that no additional issuance of Company common shares is due GeoStar under the Look Back provision.

On November 1, 2007, GeoStar informed the board of directors of our Parent that it intended to submit a reserve report for purposes of the June 30, 2006 and 2007 Look Back analyses showing that the gross reserves attributable to the Company’s leasehold interests are substantially greater than those reflected in the NSA reserve reports on which the Company’s Look Back analyses were based. On November 7, 2007, GeoStar submitted a reserve report to the Company that reported a substantially greater reserve estimate than the estimates in the NSA reserve report.

On November 14, 2007, the Company received a reserve report of T.J. Smith & Company, Inc. (“T.J. Smith”) as well as a demand letter from GeoStar’s counsel (the “Demand Letter”) in which GeoStar asserted a purported right under the PSAs to receive additional shares of Gastar stock as a Look Back payment. In the Demand Letter, GeoStar asserts that T.J. Smith has estimated that the total proved and probable reserves in the Company’s Texas properties attributable to 100% of the working interest amount to 2.15 trillion cubic feet of gas, a number which is approximately fourteen times more than the proved and probable reserves estimated by NSA, the engineering firm selected by the parties in the PSAs. On the basis of that reserves estimate, GeoStar asserts in the Demand Letter that it is entitled to a Look Back payment of approximately 1.7 billion shares of Gastar stock, which if issued would constitute approximately 89% of the Company’s common equity and would result in a change in control of the Company under the Company’s debt agreements. In the Demand Letter, GeoStar further asserts that if its demand is not met, it will pursue remedies that may include reclaiming operatorship over certain of the Company’s Texas properties, rescission of the PSAs resulting in return of the properties covered by the PSAs and consideration paid, and unspecified injunctive relief. The Company does not believe that GeoStar is entitled to these remedies.

The Company believes that GeoStar’s assertions are without merit. The Company believes that the T.J. Smith reserve report was submitted in bad faith and does not meet the requirements of the PSAs because, among

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other things, it does not follow the same regulatory requirements and reserve calculation guidelines as those employed by NSA, as required by the terms of the PSAs. In addition, GeoStar has asserted that the Look Back analysis should be based on changes in reserves attributable to the entirety, or 8/8ths, of the Company’s leasehold interests with respect to its Texas properties, rather than on changes in reserves attributable to GeoStar’s net revenue interest in those properties as of the effectiveness of the PSAs, as the Company believes. The Company is pursuing discovery of data pertinent to the T.J. Smith report and GeoStar’s contentions relating thereto and will continue to evaluate the Company’s legal positions and options based on such discovery.

The Company intends to vigorously defend itself against GeoStar’s assertions. However, an unfavorable outcome in litigation relating to the Look Back could have a material adverse effect on the Company were GeoStar to obtain issuance of the requested shares and obtain control of the Company, rescission of the PSAs, or other relief to which it asserted it was entitled in the November demand letter. A change in control of the Company as a result of an issuance of shares to GeoStar may require the Company to refinance substantially all of its indebtedness under its existing debt agreements, which refinancing may not be obtainable or may not be on terms as favorable as under current debt agreements. Although the Company does not currently anticipate the need to access the equity capital markets through 2008 to continue its business plan, until these issues are resolved in whole or in significant part, it will be difficult for the Company to raise capital through the sale of equity.

In 2007, the Company recorded a $1.4 million litigation settlement expense accrual related to a proposed settlement with GeoStar regarding the various GeoStar arbitration and litigation matters. The settlement proposal was never finalized. At December 31, 2007, the Company had a receivable from GeoStar of approximately $3.7 million that was fully reserved due to the various litigation matters.

Other Litigation

Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc. (now Gastar Exploration Texas, Inc.), First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings and rendering judgment in favor of Navasota on all counts. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, and if unsuccessful, will consider filing a petition for review to the Texas Supreme Court. Pursuant to an agreement between the Company and Chesapeake, any adverse result in this matter should impact only Chesapeake’s assigned leasehold interests. While this matter is pending, it is possible that expenditures incurred, or authorizations for proposed expenditures, for drilling activities on leases which include the disputed interest may remain unpaid or not be authorized by the non-operators asserting competing ownership rights, which could require the Company to either fund a disproportionate amount of drilling costs at its own risk or postpone its drilling program on affected leases.

Gastar Exploration Texas LP v. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is to quiet title to an undivided 25% mineral interest under an oil and gas lease

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dated December 4, 2003, covering approximately 2,598 gross acres (the “Lease”). John E. McFarlane and certain other family members contend that an undivided 25% mineral interest in the lands covered by the Lease are owned in trust by the grandchildren of Fay W. McFarlane and are not covered by the Lease as Gastar claims. McFarlane, et. al., has filed an answer to the Company’s petition and also filed several different motions for summary judgment, which have been denied by the District Court. A day long mediation of this lawsuit occurred on August 24, 2007, but the parties were unable to settle this matter. The lawsuit is currently in the discovery phase. The existence of unleased mineral interests in this Lease could adversely impact the future development of the Lease. The Company will continue to vigorously pursue this claim.

Spencer D. Plummer, III v. GeoStar Corporation, Classic Star LLC, Gastar Exploration, Ltd., Thom Robinson, Tony Ferguson, and John W. Parrott; In the United States District Court of Utah, Central Division (Case No. 2:07-CV-00409). This lawsuit was filed on May 24, 2007 initially in Utah state court by Spencer Plummer, or the Plaintiff, in which he asserts breaches of his Employment Agreement and subsequent Termination Agreement (the “Agreements”) with his employer, Classic Star, a subsidiary of GeoStar. The Plaintiff claims that he has not received benefits promised under such Agreements, including 699,249 shares of Company stock. The Company is not a party to the Agreements on which Plaintiff’s claims are expressly based; however, the Company and Plaintiff are parties to a Stock Option Agreement on which Plaintiff claim to Company stock is partially based. The Company filed an Answer and Motion to Dismiss for lack of personal jurisdiction in Utah and for Plaintiff’s failure to state a claim upon which relief can be granted. Plaintiff filed a Motion to Remand to state court, and on September 5, 2007, the Court denied Plaintiff’s Motion to Remand. Thereafter, the Company’s co-defendant, Classic Star LLC, moved to transfer and consolidate the case in a United States Judicial Panel on Multi District Litigation (“MDL Panel”) in Kentucky with other cases in which Classic Star LLC is a named defendant. On October 22, 2007, the MDL Panel granted the motion to transfer. The Company is awaiting the Kentucky court’s ruling on its Motion to Dismiss.

Commitments

In March 2008, the Company entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of the Company’s natural gas production from Hilltop area of East Texas. These agreements are effective September 1, 2007 and have a term of 10 years. ETC currently provides us 50 MMcfd of treating capacity and 120 MMcfd of gathering capacity. The Company has the right to request ETC build, at their cost, up to 150 MMcfd of treating and gathering capacity during the term of the agreement, provided that the Company’s production equals 85% of the then existing treating and gathering capacity for a 30 day period. The Company may at any time elect to have its treating and gathering capacity increased subject to cost indemnifications to ETC. Additional treating and gathering capacity requests must be in at least 25 MMcfd and 5 MMcfd increments, respectively. In addition, the Company must furnish to ETC information that reasonably demonstrates that its projected production for the five years after expansion is sufficient to warrant the costs to create the expanded treating and gathering capacity. The incremental volume increases in treating and gathering capacity shall be subject to marginal increases in treating fees. Pursuant to the agreements, the Company has access up to 150 MMcfd of firm transportation on ETC’s system or the pipelines of its affiliates or subsidiaries from the tailgate of the treating facility to Katy Hub. The Company have the option to sell and ETC has the obligation to buy, up to 150 MMcfd of the Company’s Hilltop production at delivery points upstream of ETC’s gathering and treating facilities. The Company does not have an obligation to deliver to ETC volumes in excess of 150 MMcfd, but should ETC elect to purchase such excess volumes, purchases will be subject to the treating and gathering expansion terms set forth in the agreements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Registration Obligation

On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% Senior Secured Notes at an issue price of 99.50% in a private placement to qualified institutional. In connection with the sale Gastar Exploration USA, Inc., other Guarantors and the Company entered into a registration rights agreement. Pursuant to the registration rights agreement, the Company and the Guarantors agreed that they would (1) within 150 days after the date of original issue of the 12 3/4% Senior Secured Notes file a registration statement with the SEC to exchange the 12 3/4% Senior Secured Notes for new notes of the Company having terms substantially identical in all material respects to the notes (except that the new notes will not contain terms relating to transfer restrictions); (2) use their reasonable best efforts to cause the registration statement to be declared effective within 240 days after the issue date; (3) as soon as practicable after the effectiveness of the registration statement, offer the new notes to the holders of the notes in exchange for the notes; and (4) keep the exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the exchange offer is mailed to the holders of the notes. Under existing SEC interpretations, the new notes will be freely transferable by holders other than Company affiliates after the exchange offer without further registration. In the event Gastar USA fails to meet its registration obligations as set forth above, Gastar USA has agreed to pay liquidated damages to the holders of the 12 3/4% Senior Secured Notes in the form of additional cash interest payments on the 12 3/4% Senior Secured Notes equal to 0.25% per annum for the first 90-day period, increasing to a maximum of 0.50% per annum for each subsequent 90-day period.

Restoration, Removal and Environmental Liabilities

The Company is subject to various regulatory and statutory requirements relating to the protection of the environment. These requirements, in addition to contractual agreements and management decisions, result in the accrual of estimated future removal and site restoration costs. These costs are initially measured at a fair value and are recognized in the consolidated financial statements as the recent value of expected future cash flows. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) and the amortization of the asset retirement obligation cost are recognized in the results of operations. Costs attributable to these commitments and contingencies are expected to be incurred over an extended period of time and are to be funded mainly from the Company’s cash provided by operating activities. Although the ultimate impact of these matters on net earnings cannot be determined at this time, it could be material for any quarter or year.

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

Employment Agreements

We entered into employment agreements with our President and Chief Executive Officer and our Chief Financial Officer, effective February 24, 2005 and May 17, 2005, respectively. The agreements set forth, among other things, annual compensation, and adjustments thereto, minimum bonus payments, termination provisions, fringe benefits, termination and severance provisions. The agreements renew annually; however, they may be terminated at any time with or without cause. We entered into a letter agreement with our Chief Operating

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officer on August 21, 2007. The letter agreement sets forth, among other things, his initial base salary, a guaranteed 2007 bonus, fringe benefits such as vacation and medical insurance coverage, and severance provisions for his at will employment, which may be terminated at any time by us or him with or without cause.

We also have entered into agreements with these executives, who are acting at the Company’s request to be officers of the Company, to indemnify them the fullest extent permitted by law, against any and all damages, liabilities, costs, charges or expenses suffered by or incurred by the individuals as a result of their service. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to beneficiary of such indemnification agreement.

17. Concentration of Risk and Significant Customers

Approximately 80%, 66% and 65% of the Company’s revenues for the years ended December 31, 2007, 2006 and 2005, respectively, were from production from producing wells in the Hilltop area East Texas.

During 2007, ETC and Enserco Energy, Inc. (“Enserco”) accounted for 78% and 20% of the Company’s natural gas and oil revenues, respectively. During 2006, ETC and Enserco accounted for 63% and 25% of the Company’s natural gas and oil revenues, respectively. During 2005, ETC and Enserco accounted for 65% and 26%, respectively, of the Company’s natural gas and oil revenues. Although ETC is the major natural gas purchaser and transporter in the area of Gastar’s deep Bossier play and limited natural gas purchaser and transporter alternatives are currently available in this area, management believes that other natural gas purchasers and transporters could ultimately be located thus minimizing a long-term material adverse impact on the Company’s financial condition or results of operations. Management believes that the loss of Enserco in the Powder River Basin would not have a long-term material adverse impact on the financial position or results of operations of the Company, as there are numerous other purchasers operating in the Powder River Basin.

18. Statement of Cash Flows—Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid for interest, net of capitalized interest	$10,825	$11,242	$8,027
Cash paid for debt extinguishment	$3,650	$—	$662
Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(2,516)	$11,724	$4,822
Asset retirement obligation included in oil and gas properties	$108	$(427)	$(1,738)
Drilling advances application	$11,956	$5,482	$21,196
Note payable issued in conjunction with GeoStar Acquisition	$—	$—	$(15,000)
Common shares issued in conjunction with GeoStar Acquisition	$—	$—	$(25,116)
Common shares issued under senior secured notes	$606	$(8,499)	$(7,893)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Consolidated Financial Data—unaudited

	For the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except share and per share data)
Revenues	$7,515	$7,956	$9,775	$9,319
Loss from operations	$(7,374)	$(31,529)	$(2,517)	$(1,094)
Income (loss) before income taxes (1)	$(10,955)	$4,380	$(5,526)	$(18,439)
Net income (loss) (1)	$(10,955)	$4,380	$(5,526)	$(18,439)
Income (loss) per share, basic and diluted	$(0.06)	$0.02	$(0.03)	$(0.09)
Weighted average number of shares, basic and diluted	195,015,561	201,918,634	207,098,570	207,098,570

	For the Three Months Ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except share and per share data)
Revenues	$6,623	$6,684	$6,680	$6,778
Loss from operations	$(39,680)	$(3,406)	$(4,069)	$(23,915)
Loss before income taxes	$(42,910)	$(6,727)	$(7,706)	$(27,496)
Net loss	$(42,910)	$(6,727)	$(7,706)	$(27,496)
Loss per share, basic and diluted	$(0.26)	$(0.04)	$(0.05)	$(0.15)
Weighted average number of shares, basic and diluted	164,796,868	166,513,762	167,942,813	180,648,045

(1)	The three months ended June 30, 2007 includes a gain on sale of assets of $38.5 million. The three months ended December 31, 2007 includes a loss on early debt extinguishment of $15.7 million and capitalized interest of $1.9 million.

20.	Issuer Subsidiaries Condensed Consolidating Financial Statements

The following table presents condensed consolidating balance sheets as of December 31, 2007 and 2006 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three years ended December 31, 2007 of Gastar Exploration Ltd. (“Parent”), Gastar Exploration USA, Inc. (“Issuer”) and Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc., Gastar Exploration Victoria, Inc. and Gastar Power Pty Ltd., a minor non-guarantor subsidiary included in issuer subsidiaries, (collectively referred to as “Issuer Subsidiaries”). Each of the Parent and the Issuer Subsidiaries, except for Gastar Power Pty Ltd., have fully and unconditionally guaranteed, on a joint and severally basis, the $100.0 million 12 3/4% Senior Secured Notes sold in November 2007 and the Revolving Credit Facility, established at the same time. During 2007, Parent intercompany receivables were reclassifieded to investment in subsidiary with Issuer and Issuer Subsidiaries. Interest is not charged on intercompany receivable or payables.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of December 31, 2007

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73	$—	$85,781	$—	$85,854
Accounts receivable, net	10	265	5,188	(635)	4,828
Due from related parties	—	—	904	—	904
Prepaid expenses	291	—	944	—	1,235

Total current assets	374	265	92,817	(635)	92,821

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	2,988	66,856	—	69,844
Proved properties	8	43,611	203,753	—	247,372

Total natural gas and oil properties	8	46,599	270,609	—	317,216
Furniture and equipment	—	—	669	—	669

Total property, plant and equipment	8	46,599	271,278	—	317,885
Accumulated depreciation, depletion and amortization	(7)	(42,828)	(117,930)	—	(160,765)

Total property, plant and equipment, net	1	3,771	153,348	—	157,120

OTHER ASSETS:
Restricted cash	1,029	—	45	—	1,074
Deferred charges, net	924	7,410	—	—	8,334
Drilling advances	—	—	2,251	—	2,251
Intercompany receivable and investment in subsidiaries	127,991	208,808	—	(336,799)	—
Other assets	—	100	50	—	150

Total other assets	129,944	216,318	2,346	(336,799)	11,809

TOTAL ASSETS	$130,319	$220,354	$248,511	$(337,434)	$261,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47	$—	$11,954	$—	$12,001
Revenue payable	—	—	6,770	—	6,770
Accrued interest	401	1,133	—	—	1,534
Accrued drilling and operating costs	—	350	2,460	—	2,810
Other accrued liabilities	244	1,066	4,636	(635)	5,311
Due to related parties	—	—	979	—	979

Total current liabilities	692	2,549	26,799	(635)	29,405

LONG-TERM LIABILITIES:
Long-term debt	33,179	99,506	—	—	132,685
Asset retirement obligation	5	2,289	2,097	—	4,391
Intercompany payable	667	1,615	26,590	(28,872)	—

Total long-term liabilities	33,851	103,410	28,687	(28,872)	137,076

TOTAL SHAREHOLDERS’ EQUITY	95,776	114,395	193,025	(307,927)	95,269

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,319	$220,354	$248,511	$(337,434)	$261,750

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of December 31, 2006

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46	$—	$40,687	$—	$40,733
Accounts receivable, net	6	488	8,913	(674)	8,733
Due from related parties	—	—	4,394	—	4,394
Prepaid expenses	300	135	934	—	1,369

Total current assets (liability)	352	623	54,928	(674)	55,229
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	3	6,208	83,447	—	89,658
Proved properties	4	35,959	145,399	—	181,362

Total natural gas and oil properties	7	42,167	228,846	—	271,020
Furniture and equipment	—	—	600	—	600

Total property, plant and equipment	7	42,167	229,446	—	271,620
Accumulated depreciation, depletion and amortization	(6)	(34,900)	(75,888)	—	(110,794)

Total property, plant and equipment, net	1	7,267	153,558	—	160,826
OTHER ASSETS:
Restricted cash	—	—	45	—	45
Deferred charges, net	3,502	—	—	—	3,502
Drilling advances	—	—	9,137	—	9,137
Intercompany receivable and investment in subsidiaries	189,236	20,018	—	(209,254)	—
Other assets	—	100	50	—	150

Total other assets	192,738	20,118	9,232	(209,254)	12,834

TOTAL ASSETS	$193,091	$28,008	$217,718	$(209,928)	$228,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15	$—	$15,456	$—	$15,471
Revenue payable	—	—	3,464		3,464
Accrued interest	—	—	2,515	—	2,515
Accrued drilling and operating costs	—	1,265	4,415	—	5,680
Other accrued liabilities	286	1,377	2,131	(674)	3,120
Due to related parties	—	—	1,670	—	1,670

Total current liabilities	301	2,642	29,651	(674)	31,920
LONG-TERM LIABILITIES:
Long-term debt	93,803	—	—	—	93,803
Asset retirement obligation	4	2,622	1,592	—	4,218
Intercompany payable	—	121,102	251,724	(372,826)	—
Liability to be settled by issuance of common shares	606	—	—	—	606

Total long-term liabilities	94,413	123,724	253,316	(372,826)	98,627
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	98,377	(98,358)	(65,249)	163,572	98,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$193,091	$28,008	$217,718	$(209,928)	$228,889

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Year Ended December 31, 2007

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES	$1	$7,076	$27,488	$—	$34,565

EXPENSES:
Production taxes	—	752	13	—	765
Lease operating expenses	2	2,870	3,412	—	6,284
Transportation and treating	—	1,641	—	—	1,641
Depreciation, depletion and amortization	—	6,101	15,355	—	21,456
Impairment of natural gas and oil properties	—	1,141	27,373	—	28,514
Accretion of asset retirement obligation	—	155	126	—	281
Mineral resource properties	—	—	(133)	—	(133)
General and administrative expenses	1,395	24	15,487	—	16,906
Litigation settlement expense	—	—	1,365	—	1,365

Total expenses	1,397	12,684	62,998	—	77,079

LOSS FROM OPERATIONS	(1,396)	(5,608)	(35,510)	—	(42,514)

OTHER (EXPENSES) INCOME:
Interest expense	(13,817)	(492)	230	—	(14,079)
Early extinguishment of debt	(15,684)	—	—	—	(15,684)
Investment income and other	20	—	3,176	—	3,196
Equity earnings in subsidiaries	336	6,436	—	(6,772)	—
Gain on sale of assets	—	—	38,536	—	38,536
Foreign transaction gain	1	—	4	—	5

INCOME (LOSS) BEFORE INCOME TAXES	(30,540)	336	6,436	(6,772)	(30,540)
Provision for income taxes	—	—	—	—	—

NET INCOME (LOSS)	$(30,540)	$336	$6,436	$(6,772)	$(30,540)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Year Ended December 31, 2006

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES	$5	$9,107	$17,653	$—	$26,765

EXPENSES:
Production taxes	—	1,096	382	—	1,478
Lease operating expenses	7	2,581	2,961	—	5,549
Transportation and treating	—	1,557	—	—	1,557
Depreciation, depletion and amortization	—	5,776	10,556	—	16,332
Impairment of natural gas and oil properties	—	15,718	40,562	—	56,280
Accretion of asset retirement obligation	—	151	83	—	234
Mineral resource properties	—		450	—	450
General and administrative expenses	1,354	(416)	12,610	—	13,548
Litigation settlement expense	—	2,388	19	—	2,407

Total expenses	1,361	28,851	67,623	—	97,835

LOSS FROM OPERATIONS	(1,356)	(19,744)	(49,970)	—	(71,070)

OTHER (EXPENSES) INCOME:
Interest expense	(15,627)	—	28	—	(15,599)
Investment income and other	1	83	1,752	—	1,836
Equity loss in subsidiaries	(67,852)	(48,191)	—	116,043	—
Foreign transaction loss	(5)		(1)	—	(6)

LOSS BEFORE INCOME TAXES	(84,839)	(67,852)	(48,191)	116,043	(84,839)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(84,839)	$(67,852)	$(48,191)	$116,043	$(84,839)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Year Ended December 31, 2005

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES	$5	$9,696	$17,741	$—	$27,442

EXPENSES:
Production taxes	—	1,209	(147)	—	1,062
Lease operating expenses	10	945	2,898	—	3,853
Transportation and treating	—	1,995	—	—	1,995
Depreciation, depletion and amortization	6	3,755	10,153	—	13,914
Impairment of natural gas and oil properties	—	1,988	6,709	—	8,697
Accretion of asset retirement obligation	1	81	27	—	109
Mineral resource properties	4	—	61	—	65
General and administrative expenses	1,929	3,080	3,701	—	8,710

Total expenses	1,950	13,053	23,402	—	38,405

LOSS FROM OPERATIONS	(1,945)	(3,357)	(5,661)	—	(10,963)

OTHER (EXPENSES) INCOME:
Interest expense	(12,314)	—	(1,591)	—	(13,905)
Early extinguishment of debt	—	—	(1,356)	—	(1,356)
Investment income and other	2	126	364	—	492
Equity loss in subsidiaries	(11,477)	(8,246)	—	19,723	—
Foreign transaction gain (loss)	42	—	(2)	—	40

LOSS BEFORE INCOME TAXES	(25,692)	(11,477)	(8,246)	19,723	(25,692)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(25,692)	$(11,477)	$(8,246)	$19,723	$(25,692)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Year Ended December 31, 2007

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,540)	$336	$6,436	$(6,772)	$(30,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	6,101	15,355	—	21,456
Impairment of natural gas and oil properties	—	1,141	27,373	—	28,514
Stock based compensation	—	—	3,948	—	3,948
Amortization of deferred financing costs and debt discount	4,128	107	—	—	4,235
Accretion of asset retirement obligation	—	155	126	—	281
Gain on sale of assets	—	—	(38,536)	—	(38,536)
Loss on early extinguishment of debt	12,034	—	—	—	12,034
Equity in earnings of issuer subsidiaries	(336)	(6,436)	—	6,772	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Restricted cash for hedging program	(1,000)	—	—	—	(1,000)
Accounts receivable (payable)	(4)	223	7,215	(39)	7,395
Prepaid expenses	9	135	(10)	—	134
Accounts payable and accrued liabilities	391	(573)	(336)	39	(479)

Net cash provided by (used in) operating activities	(15,318)	1,189	21,571	—	7,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(1)	(4,432)	(60,408)	—	(64,841)
Proceeds from sale of natural gas and oil properties	—	—	66,513	—	66,513
Drilling advances	—	—	(5,070)	—	(5,070)
Purchase of furniture and equipment	—	—	(69)	—	(69)
Subsidiary equity (investment) payments	66,197	(88,754)	—	22,557	—

Net cash provided by (used in) investing activities	66,196	(93,186)	966	22,557	(3,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of 12 3/4% Senior Secured Notes	—	99,500	—	—	99,500
Repayment of senior secured notes	(73,000)	—	—	—	(73,000)
Proceeds of issuance of common shares, net of share issue costs	23,388	—	—	—	23,388
Subsidiary advances	—	—	22,557	(22,557)	—
Increase in restricted cash	(29)	—	—	—	(29)
Deferred financing charges and other	(1,210)	(7,503)	—	—	(8,713)

Net cash provided by financing activities	(50,851)	91,997	22,557	(22,557)	41,146

NET INCREASE IN CASH AND CASH EQUIVALENTS	27	—	45,094	—	45,121
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46	—	40,687	—	40,733

CASH AND CASH EQUIVALENTS, END OF YEAR	$73	$—	$85,781	$—	$85,854

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Year Ended December 31, 2006

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,839)	$(67,852)	$(48,191)	$116,043	$(84,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	5,776	10,556	—	16,332
Impairment of natural gas and oil properties	—	15,718	40,562	—	56,280
Amortization of deferred lease costs	—	—	345	—	345
Stock based compensation	11	—	3,898	—	3,909
Amortization of deferred financing costs and debt discount	4,260	—	—	—	4,260
Accretion of asset retirement obligation	—	151	83	—	234
Equity in loss of issuer subsidiaries	67,852	48,191	—	(116,043)	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Accounts receivable	(25)	4,124	(11,127)	674	(6,354)
Prepaid expenses	(129)	(5)	316	—	182
Accounts payable and accrued liabilities	(2,482)	1,414	10,112	(674)	8,370

Net cash provided by (used in) operating activities	(15,352)	7,517	6,554	—	(1,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	1	(7,105)	(43,111)	—	(50,215)
Purchase of natural gas and oil properties from related parties		—	(2,116)	—	(2,116)
Drilling advances	—	—	(14,228)	—	(14,228)
Purchase of furniture and equipment	—	—	(240)	—	(240)
Subsidiary equity investment and payments	(32,527)	(551)	—	33,078	—
Other	—	(100)	(50)	—	(150)

Net cash used in investing activities	(32,526)	(7,756)	(59,745)	33,078	(66,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of common shares, net of share issue costs	47,915	—	—	—	47,915
Subsidiary advances	—	—	33,078	(33,078)	—
Increase in restricted cash	—	—	(45)	—	(45)
Deferred financing charges and other	(16)	—	(35)	—	(51)

Net cash provided by financing activities	47,899	—	32,998	(33,078)	47,819

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	(239)	(20,193)	—	(20,411)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25	239	60,880	—	61,144

CASH AND CASH EQUIVALENTS, END OF YEAR	$46	$—	$40,687	$—	$40,733

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Year Ended December 31, 2005

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,692)	$(11,477)	$(8,246)	$19,723	$(25,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6	3,755	10,153	—	13,914
Impairment of natural gas and oil properties	—	1,988	6,709	—	8,697
Amortization of deferred lease costs	—	—	416	—	416
Stock based compensation	7	—	2,281	—	2,288
Amortization of deferred financing costs and debt discount	2,388	—	1,723	—	4,111
Accretion of asset retirement obligation	1	81	27	—	109
Loss on early extinguishment of debt	—	—	694	—	694
Equity in loss of issuer subsidiaries	11,477	8,246	—	(19,723)	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Accounts receivable	24	(3,614)	(1,452)	—	(5,042)
Prepaid expenses	(11)	(71)	(1,162)	—	(1,244)
Accounts payable and accrued liabilities	2,307	266	2,556	—	5,129

Net cash provided by (used in) operating activities	(9,493)	(826)	13,699	—	3,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(9)	(4,194)	(29,084)	—	(33,287)
Proceeds from sale of natural gas and oil properties	—	2	—	—	2
Purchase of natural gas and oil properties from related parties	—	(4,893)	(23,891)	—	(28,784)
Drilling advances	—	—	(15,269)	—	(15,269)
Purchase of furniture and equipment	—	—	(352)	—	(352)
Subsidiary equity investment and payments	(152,398)	—	—	152,398	—
Other	—	(143)	—	—	(143)

Net cash used in investing activities	(152,407)	(9,228)	(68,596)	152,398	(77,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes	73,000	—	—	—	73,000
Repayment of senior notes	—	—	(26,483)	—	(26,483)
Repayment of related note payable	(15,000)	—	—	—	(15,000)
Proceeds of issuance of common shares, net of share issue costs	91,216	—	—	—	91,216
Subsidiary advances	—	10,291	142,107	(152,398)	—
Deferred financing charges and other	(2,978)	—	—	—	(2,978)

Net cash provided by financing activities	146,238	10,291	115,624	(152,398)	119,755

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,662)	237	60,727	—	45,302
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,687	2	153	—	15,842

CASH AND CASH EQUIVALENTS, END OF YEAR	$25	$239	$60,880	$—	$61,144

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Supplemental Oil and Gas Disclosures—Unaudited

The following disclosures for the Company are made in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities”.

Capitalized Costs Relating Oil and Producing Activities

The following table presents the Company’s aggregate capitalized costs relating to oil producing activities and the related depreciation, depletion and amortization:

	United States	Australia	Total
	(in thousands)
At December 31, 2007:
Unproved properties	$46,527	$23,317	$69,844
Proved properties	246,768	604	247,372

	293,295	23,921	317,216
LESS
Impairment of proved natural gas and oil properties	(104,205)	(604)	(104,809)
Accumulated depreciation, depletion and amortization	(55,675)	—	(55,675)

Total	$133,415	$23,317	$156,732

At December 31, 2006:
Unproved properties	$81,540	$8,118	$89,658
Proved properties	180,758	604	181,362

	262,298	8,722	271,020
LESS:
Impairment of proved natural gas and oil properties	(75,691)	(604)	(76,295)
Accumulated depreciation, depletion and amortization	(34,348)	—	(34,348)

Total	$152,259	$8,118	$160,377

At December 31, 2005:
Unproved properties	$70,519	$3,500	$74,019
Proved properties	128,549	604	129,153

	199,068	4,104	203,172
LESS
Impairment of proved natural gas and oil properties	(19,410)	(604)	(20,014)
Accumulated depreciation, depletion and amortization	(18,127)	—	(18,127)

Total	$161,531	$3,500	$165,031

Pursuant to SFAS No. 143, net capitalized cost includes related asset retirement cost of approximately $3.6 million and $3.7 million at December 31, 2007 and 2006, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s natural gas and oil activities for the years ended December 31, 2007, 2006 and 2005:

	United States	Australia	Total
	(in thousands)
For the year ended December 31, 2007:
Unproved property acquisition	$(7,036)	$15,199	$8,163
Unproved property divestment	(27,977)	—	(27,977)
Exploration	29,768	—	29,768
Development	36,242	—	36,242

Total	$30,997	$15,199	$46,196

For the year ended December 31, 2006:
Unproved property acquisition	$11,021	$4,618	$15,639
Exploration	45,281	—	45,281
Development	6,928	—	6,928

Total	$63,230	$4,618	$67,848

For the year ended December 31, 2005:
Unproved property acquisition	$42,853	$968	$43,821
Proved property acquisition	23,208	—	23,208
Exploration	28,239	428	28,667
Development	35,354	—	35,354

Total	$129,654	$1,396	$131,050

The United States proved properties are expected to be developed over the next 10 years, while the Australian properties are anticipated to be developed over the next 10 years.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations for Oil and Gas Producing Activities

The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2007, 2006 and 2005:

United States
(in thousands, except per Mcfe data)
For the year ended December 2007:
Natural gas and oil sales	$34,565
Production expenses	(8,690)
Impairment of natural gas and oil properties	(28,514)
Depreciation, depletion, and amortization	(21,327)

Results of producing activities	$(23,966)

Depreciation, depletion, and amortization rate per Mcfe	$3.22

For the year ended December 2006:
Natural gas and oil sales	$26,765
Production expenses	(8,584)
Impairment of natural gas and oil properties	(56,280)
Depreciation, depletion and amortization	(16,225)

Results of producing activities	$(54,324)

Depreciation, depletion, and amortization rate per Mcfe	$3.44

For the year ended December 2005:
Natural gas and oil sales	$27,442
Production expenses	(6,910)
Impairment of natural gas and oil properties	(8,697)
Depreciation, depletion, and amortization	(13,877)

Results of producing activities	$(2,042)

Depreciation, depletion, and amortization rate per Mcfe	$3.63

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in estimated net proved and proved developed and undeveloped reserves for the years ended December 31, 2005, 2006 and 2007:

	Gas (MMcf)	Oil (MBbl)
Change in proved reserves

Proved reserves as of December 31, 2004	21,400	6

2005 Activity:
Extensions and discoveries	12,936	—
Purchase of minerals in place	13,048	—
Revisions of previous estimates	(10,551)	(3)
Production	(3,810)	(2)

Proved reserves as of December 31, 2005	33,023	1

2006 Activity:
Extensions and discoveries	11,120	—
Revisions of previous estimates	(8,340)	41
Production	(4,646)	(12)

Proved reserves as of December 31, 2006	31,157	30

2007 Activity:
Extensions and discoveries	24,064	—
Revisions of previous estimates	6,178	(14)
Production	(6,577)	(7)

Proved reserves as of December 31, 2007	54,822	9

Proved Developed and Undeveloped Reserves as of
December 31, 2005
Proved developed reserves	14,640	1
Proved undeveloped reserves	18,383	—

Total	33,023	1

December 31, 2006
Proved developed reserves	20,098	30
Proved undeveloped reserves	11,059	—

Total	31,157	30

December 31, 2007
Proved developed reserves	34,058	9
Proved undeveloped reserves	20,764	—

Total	54,822	9

The 2007 upward revision of previous estimates is primarily attributed to an increase in natural gas prices and performance revisions. An increase in natural gas prices of approximately 28% from 2006 resulted in an increase in 2007 proved reserves of approximately 3,815 MMcf, with the remaining portion of the increase attributable to upward performance revisions primarily in the Hilltop area of East Texas. The 2006 downward revision of previous estimates is primarily attributed to a decrease in natural gas prices and performance revisions

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in our Powder River Basin reserves in Wyoming. A decline in natural gas prices of approximately 36% from 2005 resulted in a decrease in proved reserves of approximately 4,836 MMcf. The remaining proved reserve revision of previous estimates is attributed to downward revisions in the Powder River Basin based on updated well performance and reservoir pressure data, which was partially offset by upward performance revisions in the Hilltop area of East Texas.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves is presented below:

United States
(in thousands)
December 31, 2005:
Future cash inflows	$244,104
Future production costs	(82,908)
Future development costs	(43,493)
Future income taxes	—

Future net cash flows	117,703
10% annual discount for estimated timing of cash flows	(26,408)

Standardized measure of discounted future cash flows	$91,295

December 31, 2006:
Future cash inflows	$150,062
Future production costs	(57,726)
Future development costs	(36,629)
Future income taxes	—

Future net cash flows	55,707
10% annual discount for estimated timing of cash flows	(15,369)

Standardized measure of discounted future cash flows	$40,338

December 31, 2007:
Future cash inflows	$334,071
Future production costs	(82,466)
Future development costs	(58,857)
Future income taxes	—

Future net cash flows	192,748
10% annual discount for estimated timing of cash flows	(60,516)

Standardized measure of discounted future cash flows	$132,232

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of changes in the Standardized Measure of Future Net Cash Flows are as follows:

United States
(in thousands)
December 31, 2004	$25,609
Extensions and discoveries, less related costs	43,029
Sale of natural gas and oil, net of production costs	(20,532)
Purchase of minerals in place	31,746
Revisions of previous quantity estimates	(38,448)
Net change in income tax	—
Net change in prices and production costs	40,506
Accretion of discount	2,561
Development costs incurred	20,340
Net change in estimated future development costs	(7,238)
Change in production rates (timing) and other	(6,278)

December 31, 2005	91,295
Extensions and discoveries, less related costs	22,403
Sale of natural gas and oil, net of production costs	(18,193)
Revisions of previous quantity estimates	(17,797)
Net change in income tax	—
Net change in prices and production costs	(63,106)
Accretion of discount	9,130
Development costs incurred	4,734
Net change in estimated future development costs	10,840
Change in production rates (timing) and other	1,032

December 31, 2006	40,338
Extensions and discoveries, less related costs	65,520
Sale of natural gas and oil, net of production costs	(25,875)
Revisions of previous quantity estimates	19,800
Net change in income tax	—
Net change in prices and production costs	29,576
Accretion of discount	4,034
Development costs incurred	10,075
Net change in estimated future development costs	(7,870)
Change in production rates (timing) and other	(3,366)

December 31, 2007	$132,232

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Expense	Reduction	Balance at End of Year
	(in thousands)
Year ended December 31, 2007:
Allowance for doubtful accounts	$626	$3,697	$(8)	$4,315
Deferred tax valuation allowance	$48,322	$4,147	$—	$52,469

Year ended December 31, 2006:
Allowance for doubtful accounts	$721	$—	$(95)	$626
Deferred tax valuation allowance	$19,799	$28,523	$—	$48,322

Year ended December 31, 2005:
Allowance for doubtful accounts	$721	$—	$—	$721
Deferred tax valuation allowance	$12,181	$7,618	$—	$19,799

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Appendix B to the Company’s Proxy Statement for the Annual and Special Meeting of Shareholders dated April 30, 2007 to be held June 1, 2007.

3(ii)	Bylaws of Gastar Exploration Ltd. approved at March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.6	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.8	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.9	Form of 10% subordinated note issued June 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.10	Form of warrant to purchase common shares of Gastar Exploration Ltd issued in connection with the sale of 10% subordinated notes in June 2004 (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.11	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

Exhibit Number	Description

4.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.13	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.14	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.15	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

4.16	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4% Senior Secured Note due 2012) 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.17	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.18	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2007).

4.19	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as periodically amended (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2006. File No. 001-32714).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

Exhibit Number	Description

10.5	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.6	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.7	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.8	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.9	Promissory Note for $15 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

10.11*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.12*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.14	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.15	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.16	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

Exhibit Number	Description

10.17*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.18*†	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008.

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1†	Subsidiaries of Gastar Exploration Ltd.

23.1†	Consent of BDO Seidman, LLP.

23.2†	Consent of Netherland Sewell & Associates, Inc.

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.