Form 10-Q
period 2008-03-31
GASTAR EXPLORATION LTD
filed 2008-05-12
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of common shares, no par value per share, as of May 12, 2008 was 208,194,570.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Unless otherwise indicated or required by the context, (i) “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) are stated in United States (“U.S.”) dollars unless specifically noted in Canadian dollars (“CDN$”) or Australian dollars (“AUD$”), and (iii) all financial data included in this Form 10-Q has been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(in thousands)

CURRENT ASSETS:
Cash and cash equivalents	$78,968	$85,854
Accounts receivable, net of allowance for doubtful accounts of $4.3 million for both periods	8,769	4,828
Due from related parties	1,611	904
Prepaid expenses	1,117	1,235

Total current assets	90,465	92,821

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	84,279	69,844
Proved properties	249,490	247,372

Total natural gas and oil properties	333,769	317,216
Furniture and equipment	763	669

Total property, plant and equipment	334,532	317,885
Accumulated depreciation, depletion and amortization	(167,174)	(160,765)

Total property, plant and equipment, net	167,358	157,120

OTHER ASSETS:
Restricted cash	76	1,074
Deferred charges, net	7,916	8,334
Drilling advances	2,320	2,251
Other assets	150	150

Total other assets	10,462	11,809

TOTAL ASSETS	$268,285	$261,750

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,233	$12,001
Revenue payable	7,728	6,770
Accrued interest	4,790	1,534
Accrued drilling and operating costs	2,048	2,810
Commodity derivative contracts	5,422	480
Other accrued liabilities	4,306	4,831
Due to related parties	1,865	979

Total current liabilities	37,392	29,405

LONG-TERM LIABILITIES:
Long-term debt	132,715	132,685
Asset retirement obligation	4,473	4,391
Commodity derivative contracts	545	—

Total long-term liabilities	137,733	137,076

COMMITMENTS AND CONTINGENCIES (Footnote 12)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 208,204,570 and 208,194,570 common shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	249,980	249,980
Additional paid-in capital	15,222	14,366
Accumulated other comprehensive loss – fair value of commodity hedging	(4,554)	(480)
Accumulated other comprehensive loss – foreign exchange	(7)	(29)
Accumulated deficit	(167,481)	(168,568)

Total shareholders’ equity	93,160	95,269

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,285	$261,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(in thousands, except shares and per share data)
REVENUES:
Natural gas and oil revenues	$16,846	$7,515
Unrealized natural gas hedge loss	(1,413)	—

Total revenues	15,433	7,515

EXPENSES:
Production taxes	269	294
Lease operating expenses	1,542	1,695
Transportation and treating	459	323
Depreciation, depletion and amortization	6,409	4,341
Accretion of asset retirement obligation	82	66
Mineral resource properties	—	13
General and administrative expenses	4,275	6,792
Litigation settlement expense	—	1,365

Total expenses	13,036	14,889

INCOME (LOSS) FROM OPERATIONS	2,397	(7,374)

OTHER (EXPENSES) INCOME:
Interest expense	(2,096)	(3,943)
Investment income and other	823	363
Foreign transaction loss	(37)	(1)

INCOME (LOSS) BEFORE INCOME TAXES	1,087	(10,955)
Provision for income taxes	—	—

NET INCOME (LOSS)	$1,087	$(10,955)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.01	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	207,098,570	195,015,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,087	$(10,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	6,409	4,341
Stock based compensation	856	1,236
Unrealized natural gas hedge loss	1,413	—
Amortization of deferred financing costs and debt discount	463	1,077
Accretion of asset retirement obligation	82	66
Changes in operating assets and liabilities:
Restricted cash for hedging program	1,000	—
Accounts receivable	(4,648)	2,298
Prepaid expenses	118	321
Accounts payable and accrued liabilities	7,512	1,897

Net cash provided by operating activities	14,292	281

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(19,957)	(18,389)
Drilling advances	(1,132)	—
Purchase of furniture and equipment	(94)	(15)

Net cash used in investing activities	(21,183)	(18,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(2)	(1)
Deferred financing charges and other	7	—

Net cash provided by (used in) financing activities	5	(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,886)	(18,124)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,854	40,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,968	$22,609

The accompanying notes are an integral part of these condensed financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd. (the “Company”) are set forth in the notes to the Company’s audited condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007. Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent registered public accountants but, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.

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

Certain information provided for the prior period has been reclassified to conform to the presentation adopted in 2008.

New Accounting Pronouncements

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 are effective for the years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 and has chosen to defer the implementation of nonfinancial assets and liabilities in accordance with FSP FAS No. 157-2. The effect of adoption in January 1, 2008 was immaterial to the Company’s financial position. The adoption of FSP FAS No. 157-2 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions. See Note 10, “Fair Value Measurements” for additional information regarding the adoption of SFAS No. 157.

FASB Statement of Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”): SFAS No. 159, issued in February 2007, allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company adopted SFAS 159 on January 1, 2008, which allows an entity the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value as an alternative, as provided under SFAS 159 for any of its financial assets and liabilities that are not currently measured at fair value.

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

2. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia and Wyoming in the United States and in New South Wales and Victoria in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to March 31, 2008:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$59,562	$24,717	$84,279
Proved properties	248,886	604	249,490

Total natural gas and oil properties	308,448	25,321	333,769
Furniture and equipment	666	97	763

Total property and equipment	309,114	25,418	334,532

Impairment of proved natural gas and oil properties	(104,205)	(604)	(104,809)
Accumulated depreciation, depletion and amortization	(62,350)	(15)	(62,365)

Total accumulated depreciation, depletion and amortization	(166,555)	(619)	(167,174)

Total property and equipment, net	$142,559	$24,799	$167,358

At March 31, 2008, unproved properties not being amortized consisted of U.S. drilling in progress costs of $9.9 million, U.S. acreage acquisition costs of $49.7 million and Australian unevaluated property costs of $24.7 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There was no impairment of United States or Australian properties during the three months ended March 31, 2008 or 2007.

3. Long-Term-Debt

The following shows the Company’s long-term debt as of the dates indicated:

	March 31, 2008	December 31, 2007
	(in thousands)
Revolving credit facility	$—	$—
12 3/4% senior secured notes	99,524	99,506
Convertible senior debenture	30,000	30,000
Subordinated unsecured notes payable	3,191	3,179

Total net carrying value of long-term debt	132,715	132,685

Debt discount costs to be accreted	535	565

Total long-term debt at maturity	$133,250	$133,250

12 3/4% Senior Secured Notes due 2012

On November 29, 2007, Gastar Exploration USA, Inc. (“Gastar USA”), a wholly owned subsidiary of Gastar Exploration Ltd., (“Parent”) sold $100.0 million aggregate principal amount of 12 3/4% Senior Secured Notes due December 1, 2012 (“12 3/4% Senior Secured Notes”) at an issue price of 99.50%. Approximately $76.7 million of the $92.5 million net proceeds from the offering were used to repay the then outstanding senior secured notes, with the remaining net proceeds to be used for general corporate purposes. Interest is payable, semi-annually on June 1 and December 1, in cash on the principal amount at an annual rate of 12 3/4%. The annual effective interest rate, after amortization of the debt discount and fees paid to establish the 12 3/4% Senior Secured Notes, is 14.89%. The 12 3/4% Senior Secured Notes are fully and unconditionally guaranteed jointly and severally by Gastar USA, the Parent and all of the Parent’s existing and future material domestic subsidiaries. The 12 3/4% Senior Secured Notes and the guarantees are secured by a lien on Gastar USA’s principal domestic oil and gas properties and other assets that secure Gastar USA’s revolving credit facility (“Revolving Credit Facility”), subject to certain exceptions. The 12 3/4% Senior Secured Notes mature on December 1, 2012.

As of March 31, 2008, the Company was in compliance with all debt covenants under the 12 3/4% Senior Secured Notes.

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the 12 3/4% Senior Secured Notes, Gastar USA entered into a revolving credit facility currently providing for a first priority lien maximum borrowing base of $19.4 million. At March 31, 2008, $2.5 million of the available borrowing base was utilized as collateral for a $2.5 million letter of credit to support the Company’s hedging activities. The balance of the borrowing base, or $16.9 million, remained available to the Company. The borrowing base is to be redetermined at least semiannually, using the lender’s usual and customary criteria for natural gas and oil reserve valuation. The applicable interest rate margin varies from -0.75% to 0.0% in the case of borrowings based on the prime rate and from 1.5% to 2.25% in the case of borrowings based on the Eurodollar rate, depending on the utilization level in relation to the borrowing base. At March 31, 2008, the prime rate and the Eurodollar rate were 5.25% and 2.7%, respectively. The Revolving Credit Facility is guaranteed by the Parent and all its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility. Borrowings and related guarantees under the Revolving Credit Facility are secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender. The revolving credit facility matures on October 15, 2009.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2008, the Company was in compliance with all debt covenants under the revolving credit facility.

Convertible Senior Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures. The convertible senior debentures have a term of five years and will be due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. The convertible senior debentures are convertible by the holders into 6,849,315 common shares at a conversion price of $4.38 per share

Subordinated Unsecured Notes Payable

The Company’s subordinated unsecured notes mature between April 2009 and September 2009, bear interest at 10% per annum and are callable by the Company at 105% after three years and 101% after four years.

4. Equity Compensation Plans

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

In April 2004, the Board of Directors amended the provisions of the Company’s 2002 Stock Option Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis, whereby the Company issues to the optionee the number of common shares equal to the stock option exercised, less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised. As of March 31, 2008, stock option grants covering the issuance of 9,648,750 common shares were outstanding under the 2002 Stock Option Plan.

2006 Gastar Long-Term Stock Incentive Plan. On June 1, 2006, the Company’s shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award established by the Remuneration Committee which is consistent with the Plan’s purposes to directors, officers and employees of the Company and its subsidiaries covering a maximum of 5.0 million common shares. The contractual life and vesting period for a grant is determined by the Board of Directors at the time the grant is awarded. The vesting period for restricted common stock grants during 2007 and 2008 was over four years, with one-third vesting on the second, third and fourth anniversaries of the date of grant. As of March 31, 2008, grants covering the issuance of 1,106,000 restricted common shares were outstanding under the 2006 Gastar Long-Term Stock Incentive Plan.

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

Expected Life. The expected life of awards granted represents the period of time that stock options are expected to be outstanding. Prior to 2008, the Company determined the expected life using the “simplified method” resulting in a 6.25-year expected life in accordance with Staff Accounting Bulletin No. 107 for all stock options issued with a four-year vesting period and a ten-year grant expiration. Using the simplified method, stock options that have been issued with two and three-year vesting periods and having a ten-year expiration have an expected life of 5.75 and 6.0 years, respectively. Beginning in 2008, management determined the expected life of stock option grants to be 6.25 years, based on historical records.

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

Expected Forfeitures. Beginning March 1, 2008, the Company increased the forfeiture rate to 6% from 5% previously used. The forfeiture rate is used in calculating compensation expense and is based on the number of forfeitures of all unvested stock option since January 1, 2004 as a percentage of all stock option grants since January 1, 2004 calculated at the beginning of the year.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. There were no stock options granted during the three months ended March 31, 2008. The table below summarizes the number of stock options granted and the assumptions for the stock options granted for the period indicated.

For the Three Months Ended March 31, 2007
Stock options granted	227,000
Expected life (years)	6.25
Expected volatility	44.4%
Risk-free interest rate	4.6%-4.8%

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the periods indicated. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised. There were no stock options granted or exercised during the three months ended March 31, 2008.

For the Three Months Ended March 31, 2007
Weighted average fair value per share of stock options granted	$1.08
Intrinsic value of stock options exercised	$—

Stock Option Activity

The following table summarizes the annual changes and option exercise prices for stock options under the Company’s Stock Option Plan for the three months ended March 31, 2008:

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2007	10,173,750	$3.19
Stock options granted	—	$—
Stock options exercised	—	$—
Stock options cancelled/expired	525,000	$4.27

Stock options outstanding as of March 31, 2008	9,648,750	$3.14

Stock options exercisable:
March 31, 2008	5,643,866	$3.21

The table below summarizes certain information about the stock options for the three months ended March 31, 2008. Fair value calculations are as of the date of grant.

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at the beginning of the quarter	5,045,834	$1.22
Unvested stock options at the end of the quarter	4,578,334	$1.21
Stock options granted during the quarter	—	$—
Stock options vested during the quarter	117,500	$1.68
Stock options forfeited/canceled during the quarter	525,000	$1.09

As of March 31, 2008, there was no aggregate intrinsic value for outstanding stock options, and the remaining weighted average contractual life of outstanding stock options was 5.0 years. As of March 31, 2008, there was no aggregate intrinsic value for exercisable stock options, and the remaining weighted average contractual life of exercisable stock options was 3.5 years. As of March 31, 2008, the total fair value of exercisable stock options was $5.6 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants for the three months ended March 31, 2008:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value
Restricted common shares outstanding as of December 31, 2007	1,096,000	$2.15
Restricted common shares granted	10,000	$1.09
Restricted common shares vested	—	$—
Restricted common shares cancelled/expired	—	$—

Restricted common shares outstanding as of March 31, 2008	1,106,000	$2.14

The following table summarizes the range of grant dates (expiration dates) and grant date prices for restricted common shares outstanding and unvested as of March 31, 2008:

	Restricted Common Shares Outstanding	Grant Date Fair Value
July 3, 2007 (July 3, 2011)	983,500	$2.20
August 27, 2007 (August 27, 2011)	112,500	$1.67
January 16, 2008 (January 16, 2012)	10,000	$1.09

Total	1,106,000	$2.14

Stock-Based Compensation Expense

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $856,000 million and $1.2 million, respectively. All stock based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

5. Commodity Hedging Contracts

The following costless collar transactions were outstanding with associated notional volumes and contracted floor and ceiling prices that represent hedge prices for the index specified as of March 31, 2008:

Date	Period	Derivative Instrument (1)	Hedge Strategy	Notional Daily Volume	Total of Notional Volume	Floor Price	Ceiling Price	Index		Production Area Hedged
				(MMBtu)	(MMBtu)	(MMBtu)	(MMBtu)
09/21/07	Cal 08	CC	Cash flow	2,000	732,000	$5.50	$7.50	CIG	(3)	WY
12/12/07	Cal 08	CC	Cash flow	5,000	1,830,000	$6.75	$8.00	HSC	(2)	TX
01/03/08	02-12/08	CC	Cash flow	5,000	1,675,000	$7.00	$8.88	HSC	(2)	TX
01/18/08	02-12/08	CC	Cash flow	800	268,000	$6.00	$7.90	CIG	(3)	WY
02/19/08	Cal 09	CC	Cash flow	5,000	1,825,000	$8.00	$9.30	HSC	(2)	TX

(1)	Costless collars.
(2)	East-Houston-Katy - Houston Ship Channel.
(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains.

As of March 31, 2008, the Company’s current cash flow hedge positions were with counterparties that are major United States financial institutions. The credit support for certain of the Company’s hedges is a $2.5 million letter of credit, with the remaining credit support under the Revolving Credit Facility through intercreditor agreements. Based on the Company’s December 31, 2007 third party engineering report, the Company had approximately 50% of its 2008 estimated proved developed production hedged and 30% of its 2009 estimated proved developed production hedged.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company recorded a short term and a long term derivative liability of $5.4 million and $545,000, respectively, related to the difference between hedged commodity prices and market prices on hedged volumes as of March 31, 2008, after application of FAS157 Fair Value Measurement. All of the Company’s derivative instruments have been designated cash flow as hedging instruments and are deemed to be highly effective. The Company recognized unrealized losses in the statement of operations on the cash flow hedges due to ineffectiveness of $169,000 and $1.2 million related to the time value of the costless collars. The Company records time value on the costless collars designated as cash flow hedges currently in earnings, as it has elected to exclude time value from its assessment of hedge effectiveness.

6. Common Shares

Authorized

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value.

Other Share Issuances

During three months ended March 31, 2008, pursuant to the Company’s 2006 Gastar Long-Term Stock Incentive Plan, the Company issued 10,000 restricted common shares to an employee, subject to vesting.

Shares Reserved

At March 31, 2008, the Company has reserved 16,730,586 common shares to be issued pursuant to the conversion of convertible debt (6,849,315 common shares), exercise of options (9,648,750 common shares) and the exercise of warrants (232,521 common shares).

7. Warrants

The following table summarizes warrant information to purchase common shares as of March 31, 2008:

	Number of Warrants	Fair Value of Warrants (in thousands)	Weighted Average Warrant Price	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
Warrants issued in connection with $3.25 million subordinated unsecured notes payable	232,521	$235	$2.80	1.1	$2.80

8. Interest Expense

The following tables summarize the components of interest expense:

	For the Three Months Ended March 31.
	2008	2007
	(in thousands)
Interest expense:
Cash and accrued	$4,004	$2,866
Amortization of deferred financing costs and debt discount	463	1,077
Capitalized interest	(2,371)	—

Total interest expense	$2,096	$3,943

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Income Taxes

Due to the Company’s significant net operating loss carryforwards, the Company did not record any income tax expense for the three months ended March 31, 2008 and 2007. The Company fully reserves its deferred tax asset through a valuation allowance.

10. Fair Value Measurements

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. The Company’s valuation models consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas zero cost collars. Although the Company utilizes third party broker quotes to assess the reasonableness of prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The determination of the fair values below incorporates various factors required under SFAS 157, including the impact of our nonperformance risk on our liabilities. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

	As of March 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Derivative assets	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$—	$(5,967)	$(5,967)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

Derivatives
(in thousands)
Balance as of January 1, 2008	$(391)
Total gains or losses (realized or unrealized)	—
Included in earnings (1)	(1,413)
Included in other comprehensive loss	(4,395)
Purchases, issuances and settlements	232
Transfers in and out of Level 3	—

Balance as of March 31, 2008	$(5,967)

Changes in unrealized losses relating to derivatives still held as of March 31, 2008	$(1,413)

(1)	This amount is included in revenues on the statement of operations as unrealized gas hedge loss.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Earnings or Loss per Share

In accordance with the provisions of Statement of Financial Standards No. 128 ‘Earnings per Share’, basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. Diluted amounts are not included in the computation of diluted loss per share, as such would be anti-dilutive.

	For the Three Months Ended March 31,
	2008	2007
	(in thousands, except per share and share data)
Basic and diluted income (loss) and shares outstanding:
Net income (loss)	$1,087	$(10,955)

Weighted average common shares outstanding:
Basic and diluted	207,098,570	195,015,561

Basic and diluted income (loss) per common share:
Basic and diluted	$0.01	$(0.06)

Common shares excluded from denominator as anti-dilutive:
Stock options (1)	9,648,750	10,699,750
Unvested restricted common shares (2)	1,106,000	—
Warrants (1)	232,521	2,732,521
Convertible senior debentures (1)	6,849,315	6,849,315

Total	17,836,586	20,281,586

(1)	Common shares for the 2008 period have been excluded as the strike price of each was greater than the market price as of March 31, 2008.
(2)	Unvested common shares are included in the total outstanding number of common shares but are excluded from the calculation of weighted average common shares when calculating income per share.

12. Commitments and Contingencies

Litigation

The Company is party to various litigation matters. The ultimate outcome of the matters discussed below cannot presently be determined, nor can the liability that could potentially result from an adverse outcome be reasonably estimated at this time. The more significant litigation matters are summarized below.

Arbitration against GeoStar Corporation and Affiliates. On October 18, 2006, in connection with 10 wells to be drilled in Victoria, Australia on the jointly owned EL 4416 exploration license operated by GeoStar Corporation, the Company sent a letter to GeoStar demanding the arbitration of certain disputed issues and interpretations under a Participation and Operating Agreement (“POA”) with GeoStar and its subsidiaries. Among other items, the claims the Company presented for resolution in arbitration include claims relating to GeoStar’s demands for cash calls under the POA while simultaneously asserting that certain provisions of the POA, including overhead reimbursement rates, need to be renegotiated on terms that the Company believes are not reasonable or within industry standards. The Company has also requested that GeoStar’s Australian subsidiary provide a record title assignment of the Company’s beneficial interests in EL 4416, the exploration license in the Gippsland Basin property in Victoria, Australia. The Company has approximately $9.9 million invested in EL 4416 as of March 31, 2008. GeoStar contends that the Company is not entitled to the record title assignment notwithstanding the Company’s significant investment. The Company’s former Chairman of the Board is a major shareholder and President of GeoStar. GeoStar has voluntarily dismissed its efforts to enjoin the arbitration from

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

proceeding and has answered and asserted counterclaims. Those counterclaims include (a) a request for a declaration that the Company has no rights to participate in brown coal projects in EL 4416, (b) a request for a declaration that the Company did not earn an interest under the POA as to certain wells the Company drilled in East Texas, (c) breach of contract for failure to pay certain bills and expenses and (d) breach of contract to pay for employee expenses and services. The Company, which denies and intends to vigorously defend each of these counterclaims, contends that it has participation rights to the full scope of EL 4416 under the terms of the POA and that the Texas wells were drilled on lands to which the Company obtained rights under separate 2005 Purchase and Sale Agreements. The three-member arbitration panel has been appointed. The date of the arbitration has been postponed and a new date has not been determined.

Gastar Exploration, Ltd., Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. GeoStar Corporation, First Source Texas, Inc., First Source Bossier, LLC, and First Texas Gas, LP. In July 2007, the Company filed a lawsuit in Robertson County, Texas against GeoStar and affiliates seeking relief in connection with the failure by GeoStar and its affiliates to execute formal assignments of certain leases that were omitted from the schedule of leases attached to the assignments executed by GeoStar affiliates in June 2005 pursuant to Purchase and Sale Agreements covering Texas properties of GeoStar and its affiliates. The lawsuit asks the court to decree that in the transaction evidenced by the Purchase and Sale Agreements, affiliates of the Company acquired title to all properties in Texas in which GeoStar and its affiliates owned an interest and that GeoStar and its affiliates are obligated to execute formal assignments with regard to all such leases. GeoStar and one of its affiliates have filed a challenge to the Texas court’s jurisdiction. Additionally, GeoStar and certain of its affiliates have also filed counterclaims in this litigation, which are described below and in the section below entitled “GeoStar Look Back Developments”.

Gastar Exploration Ltd., Gastar Exploration USA, Inc. f/k/a First Sourcenergy Wyoming Inc., Gastar Exploration New South Wales, Inc., f/k/a First Sourcenergy Group, Inc., Gastar Exploration Victoria, Inc. f/k/a First Sourcenergy Victoria, Inc.,, Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. GeoStar Corporation. In July 2007, the Company and affiliates filed a lawsuit in the District Court of Harris County, Texas against GeoStar in connection with GeoStar’s failure to deliver to the Company and its affiliates the corporate records of the Company and to its affiliates that have been retained by GeoStar. Representatives of the Company and its affiliates previously demanded return of the corporate records retained by GeoStar, but GeoStar failed to return the records. The lawsuit asks the court to decree that the Company and its affiliates are entitled to possession of the corporate records and order their return to the Company and its affiliates. The lawsuit also seeks recovery of actual and punitive damages, costs, and attorney’s fees. GeoStar has now delivered some of the requested records that are the subject of this litigation to the Company, and the Company has requested that GeoStar deliver additional records. Additionally, GeoStar and certain of its affiliates have also filed counterclaims in this litigation, which are described below and in the section below entitled “GeoStar Look Back Developments”.

Gastar Exploration, Ltd., Gastar Exploration Texas, Inc., f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC, f/k/a Bossier Basin, LLC, and Gastar Exploration Texas LP, f/k/a First Source Gas, LP v. GeoStar Corporation, First Source Texas, Inc., First Source Bossier, LLC, and First Texas Gas, LP. In August 2007, the Company and certain affiliates filed a second lawsuit in Robertson County, Texas, seeking a declaratory judgment that the Company and its affiliates have complied with the Look-Back provisions of the Texas Purchase and Sale Agreements that are the subject of the other Robertson County, Texas lawsuit referenced above, that the Company and its affiliates have complied with the provisions of the Texas Purchase and Sale Agreements relating to the drilling of wells, and that GeoStar and its affiliates hold no farm-in interest in properties owned by the Company’s affiliates. GeoStar and one of its affiliates have filed a challenge to the Texas court’s jurisdiction. The defendants also have generally denied the allegations made in the lawsuit. Additionally, GeoStar and certain of its affiliates have also filed counterclaims in this litigation, which are described in the following paragraph and in the section below entitled “GeoStar Look Back Developments”.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Although it previously contested jurisdiction in Texas, GeoStar (together with certain of its affiliates) has as of January and February 2008 asserted counterclaims in all three Texas lawsuits similar to claims GeoStar had previously asserted and dismissed in the Michigan lawsuit described below. The counterclaims relate to Texas properties that were the subject of Purchase and Sale Agreements entered into in 2005, under which the Company acquired the interests of GeoStar-affiliated entities in properties in Texas. Specifically, GeoStar claims that the Company breached the Purchase and Sale Agreements by failing to provide information in connection with contingent “Look Back” payments under provisions of the Purchase and Sale Agreements, and by failing to make payments allegedly due to GeoStar under the Look-Back provisions, arising out of alleged changes in reserves following the sale of the Texas properties in June 2005. Although requesting only damages in an unspecified amount, GeoStar contends in the counterclaim that it would have been entitled under the Purchase and Sale Agreements to approximately 1.7 billion shares of Gastar stock. GeoStar also claims that the Company failed to timely comply with provisions of the Purchase and Sale Agreements relating to the drilling of 20 wells on the properties conveyed under the Purchase and Sale Agreements and by failing to drill and test at least two wells in the Travis Peak formation in Texas, allegedly entitling GeoStar to unspecified damages related to a farm-in interest under which it was allegedly entitled to the right to drill, complete, and operate wells in the Travis Peak formation on certain acreage. The Company intends to vigorously defend the counterclaims. The Company has moved to abate the Harris County proceedings with respect the counterclaims in favor of the earlier-filed Robertson County proceedings. Certain information that may be relevant to this matter is set forth below in the section below entitled “GeoStar Look Back Developments”.

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

GeoStar also claims in the Michigan suit that the POA was cancelled effective January 1, 2005, and that the parties have operated under oral contracts since that date. GeoStar asserts that the Company has breached the alleged oral contracts by allegedly failing to pay joint interest billings, authorizations for expenditures, and cash calls relating to operations or proposed operations on EL 4416 in Australia and West Virginia properties, in an unspecified amount exceeding $75,000. GeoStar also claims that the Company has breached alleged agreements to reimburse GeoStar for various payments and services allegedly performed by GeoStar and its personnel and paid on behalf of the Company by GeoStar. GeoStar claims that the amounts of the payments and the value of the services exceed $10.0 million. GeoStar alternatively alleges that if there was no contract covering those payments and services, it allegedly is entitled to reimbursement on equitable principles. On January 15, 2008, the federal court granted the Company’s motion to dismiss these claims for failure to state a claim on which relief could be granted. GeoStar filed a motion asking that the Court reconsider that ruling or permit it to replead the claims. On February 8, 2008, the federal court denied the motion to reconsider but granted GeoStar permission to replead those claims, which it did on February 22, 2008. In repleading those claims, GeoStar has restated the prior claims for oral agreement to reimburse certain expenses or equitable entitlement to reimbursement of certain expenses, and it specifies a number of items for which GeoStar is allegedly entitled to reimbursement from the Company. Pursuant to these claims, which are substantially duplicated by certain of the counterclaims GeoStar pursues in the arbitration, GeoStar seeks approximately $17.0 million. The Company filed a response to these claims on March 7, 2008.

GeoStar also asserted claims in the Michigan lawsuit relating to Texas properties that were the subject of Purchase and Sale Agreements entered into in 2005. GeoStar has voluntarily dismissed those claims without prejudice from the Michigan lawsuit and re-asserted similar claims in pending litigation in Harris and Robertson Counties, Texas, as discussed above and below under “GeoStar Look Back Developments.”

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

West Virginia Gas Corporation (WVGC), an affiliate of GeoStar, also asserts claims against the Company’s current chief executive officer, alleging that the Company and its current chief executive officer tortiously interfered with an alleged contract between WVGC and certain West Virginia individuals and entities. According to the lawsuit, these individuals and entities allegedly promised to give their oil, gas, and coalbed methane opportunities in West Virginia and Pennsylvania to WVGC. WVGC alleged that Gastar and its chief executive officer caused those individuals and entities to establish and use new business entities to allegedly conceal opportunities from West Virginia Gas Corporation and to funnel them to the Company, the Company’s chief executive officer and the West Virginia individuals and entities. On January 15, 2008, the federal court dismissed these claims to the extent they were brought by GeoStar and to the extent they were brought against the Company. The court denied our chief executive’s motions to dismiss WVGC’s claim and a motion to reconsider that denial. Our chief executive intends to vigorously defend the claim.

GeoStar Look Back Developments. The Purchase and Sale Agreements between GeoStar and the Company relating to certain East Texas properties acquired by the Company in 2005 (the “PSAs”) contain a “Look Back” provision that is the subject of claims in three of the previously described lawsuits with GeoStar. Under the 2005 PSAs, GeoStar conveyed interests in certain Texas properties to the Company and was paid an agreed $43.5 million in consideration for the properties (including cash, 8.6 million shares of Company common stock and promissory notes), subject to certain purchase price adjustments relating to the period prior to closing. The interests conveyed by the PSAs comprise a portion of the security for the notes and the Guarantees.

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

The Company believes that GeoStar’s assertions are without merit. The Company believes that the T.J. Smith reserve report was submitted in bad faith and does not meet the requirements of the PSAs because, among other things, it does not follow the same regulatory requirements and reserve calculation guidelines as those employed by NSA, as required by the terms of the PSAs. In addition, GeoStar has asserted that the Look Back analysis should be based on changes in reserves attributable to the entirety, or 8/8ths, of the Company’s leasehold interests with respect to its Texas properties, rather than on changes in reserves attributable to GeoStar’s net revenue interest in those properties as of the effectiveness of the PSAs, as the Company believes. The Company is pursuing discovery of data pertinent to the T.J. Smith report and GeoStar’s contentions relating thereto and will continue to evaluate the Company’s legal positions and options based on such discovery.

The Company intends to vigorously defend itself against GeoStar’s assertions. However, an unfavorable outcome in litigation relating to the Look Back could have a material adverse effect on the Company were GeoStar to obtain issuance of the requested shares and obtain control of the Company, rescission of the PSAs, or other relief to which it asserted it was entitled in the November demand letter. A change in control of the Company as a result of an issuance of shares to GeoStar may require the Company to refinance substantially all of its indebtedness under its existing debt agreements, which refinancing may not be obtainable or may not be on terms as favorable as under current debt agreements. Although the Company does not currently anticipate the need to access the equity capital markets through 2008 or early 2009 to continue its business plan, until these issues are resolved in whole or in significant part, it will be difficult for the Company to raise capital through the sale of equity.

In 2007, the Company recorded a $1.4 million litigation settlement expense accrual related to a proposed settlement with GeoStar regarding the various GeoStar arbitration and litigation matters. The settlement proposal was never finalized. At March 31, 2008, the Company had a receivable from GeoStar of approximately $3.7 million that was fully reserved due to the various litigation matters.

Other Litigation

The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position, results of operations or cash flow.

Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings and rendering judgment in favor of Navasota on all counts. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, and if unsuccessful, will consider filing a petition for review to the Texas Supreme Court. Pursuant to an agreement between the Company and Chesapeake, any adverse result in this matter should impact only Chesapeake’s assigned leasehold interests. While this matter is pending, it is possible that expenditures incurred, or authorizations for proposed expenditures, for drilling activities on leases which include the disputed interest may remain unpaid or not be authorized by the non-operators asserting competing ownership rights, which could require the Company to either fund a disproportionate amount of drilling costs at its own risk or postpone its drilling program on affected leases.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Gastar Exploration Texas LP v. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is to quiet title to an undivided 25% mineral interest under an oil and gas lease dated December 4, 2003, covering approximately 2,598 gross acres (the “Lease”). John E. McFarlane and certain other family members contend that an undivided 25% mineral interest in the lands covered by the Lease are owned in trust by the grandchildren of Fay W. McFarlane and are not covered by the Lease as Gastar claims. McFarlane, et. al., filed an answer to the Company’s petition and also filed several different motions for summary judgment which were denied by the District Court. A day long mediation of this lawsuit occurred on August 24, 2007, but the parties were unable to settle this matter at that time. The lawsuit is in the discovery phase, and is currently set for a non-jury trial in October 2008. The existence of unleased mineral interests in this Lease could adversely impact the future development of the Lease. The Company will continue to vigorously pursue this claim.

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

Commitments

In March 2008, the Company entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of the Company’s natural gas production from Hilltop area of East Texas. These agreements are effective September 1, 2007 and have a term of 10 years. ETC currently provides us 50 MMcfd of treating capacity and 120 MMcfd of gathering capacity. The Company has the right to request ETC build, at their cost, up to 150 MMcfd of treating and gathering capacity during the term of the agreement, provided that the Company’s production equals 85% of the then existing treating and gathering capacity for a 30 day period. The Company may at any time elect to have its treating and gathering capacity increased subject to cost indemnifications to ETC. Additional treating and gathering capacity requests must be in at least 25 MMcfd and 5 MMcfd increments, respectively. In addition, the Company must furnish to ETC information that reasonably demonstrates that its projected production for the five years after expansion is sufficient to warrant the costs to create the expanded treating and gathering capacity. The incremental volume increases in treating and gathering capacity shall be subject to marginal increases in treating fees. Pursuant to the agreements, the Company has access up to 150 MMcfd of firm transportation on ETC’s system or the pipelines of its affiliates or subsidiaries from the tailgate of the treating facility to Katy Hub. The Company has the option to sell and ETC has the obligation to buy, up to 150 MMcfd of the Company’s Hilltop production at delivery points upstream of ETC’s gathering and treating facilities. The Company does not have an obligation to deliver to ETC volumes in excess of 150 MMcfd, but should ETC elect to purchase such excess volumes, purchases will be subject to the treating and gathering expansion terms set forth in the agreements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Registration Obligation

On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% Senior Secured Notes at an issue price of 99.50% in a private placement to qualified institutional. In connection with the sale Gastar Exploration USA, Inc., other Guarantors and the Company entered into a registration rights agreement. Pursuant to the registration rights agreement, the Company and the Guarantors agreed that they would (1) within 150 days after the date of original issue of the 12 3/4% Senior Secured Notes file a registration statement with the SEC to exchange the 12 3/4% Senior Secured Notes for new notes of the Company having terms substantially identical in all material respects to the notes (except that the new notes will not contain terms relating to transfer restrictions); (2) use their reasonable best efforts to cause the registration statement to be declared effective within 240 days after the issue date; (3) as soon as practicable after the effectiveness of the registration statement, offer the new notes to the holders of the notes in exchange for the notes; and (4) keep the exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the exchange offer is mailed to the holders of the notes. Under existing SEC interpretations, the new notes will be freely transferable by holders other than Company affiliates after the exchange offer without further registration. In the event Gastar USA fails to meet its registration obligations as set forth above, Gastar USA has agreed to pay liquidated damages to the holders of the 12 3/4% Senior Secured Notes in the form of additional cash interest payments on the 12 3/4% Senior Secured Notes equal to 0.25% per annum for the first 90-day period, increasing to a maximum of 0.50% per annum for each subsequent 90-day period. The Company filed a Registration Statement on Form S-4 on April 10, 2008, which has not yet become effective.

13. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the condensed consolidated financial statements:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash paid for interest	$748	$2,871

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(4,467)	$4,248
Asset retirement obligation included in oil and gas properties	$—	$422
Drilling advances application	$1,063	$1,048
Common shares issued under senior secured notes	$—	$606

14. Issuer Subsidiaries Condensed Consolidating Financial Statements

The following tables present condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007 of Gastar Exploration Ltd. (“Parent”), Gastar Exploration USA, Inc. (“Issuer”) and Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc., Gastar Exploration Victoria, Inc. and Gastar Power Pty Ltd., a minor non-guarantor subsidiary included in issuer subsidiaries, (collectively referred to as “Issuer Subsidiaries”). Each of the Parent and the Issuer Subsidiaries, except for Gastar Power Pty Ltd., have fully and unconditionally guaranteed, on a joint and severally basis, the $100.0 million 12 3/4% Senior Secured Notes and the Revolving Credit Facility. During 2007, Parent intercompany receivables were reclassified to investment in subsidiary with Issuer and Issuer Subsidiaries. Prior to January 1, 2008, interest was not charged on intercompany receivables or payables. Total intercompany interest charged by Parent to Issuer during the three months ended March 31, 2008 was $12,000, which was eliminated in consolidation.

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of March 31, 2008

(Unaudited)

ASSETS

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)

CURRENT ASSETS:
Cash and cash equivalents	$34	$—	$78,934	$—	$78,968
Accounts receivable, net	7	265	9,132	(635)	8,769
Due from related parties	—	—	1,611	—	1,611
Prepaid expenses	252	—	865	—	1,117

Total current assets	293	265	90,542	(635)	90,465

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	4,036	80,243	—	84,279
Proved properties	8	43,925	205,557	—	249,490

Total natural gas and oil properties	8	47,961	285,800	—	333,769
Furniture and equipment	—	—	763	—	763

Total property, plant and equipment	8	47,961	286,563	—	334,532
Accumulated depreciation, depletion and amortization	(7)	(42,828)	(124,339)	—	(167,174)

Total property, plant and equipment, net	1	5,133	162,224	—	167,358

OTHER ASSETS:
Restricted cash	30	—	46	—	76
Deferred charges, net	802	7,114	—	—	7,916
Drilling advances	—	—	2,320	—	2,320
Intercompany receivable and investment in subsidiaries	130,350	220,315	—	(350,665)	—
Other assets	—	100	50	—	150

Total other assets	131,182	227,529	2,416	(350,665)	10,462

TOTAL ASSETS	$131,476	$232,927	$255,182	$(351,300)	$268,285

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$39	$—	$11,194	$—	$11,233
Revenue payable	—	—	7,728	—	7,728
Accrued interest	469	4,321	—	—	4,790
Accrued drilling and operating costs	—	350	1,698	—	2,048
Commodity derivative contracts	—	5,422	—	—	5,422
Other accrued liabilities	138	635	4,168	(635)	4,306
Due to related parties	—	—	1,865	—	1,865

Total current liabilities	646	10,728	26,653	(635)	37,392

LONG-TERM LIABILITIES:
Long-term debt	33,191	99,524	—	—	132,715
Asset retirement obligation	5	2,331	2,137	—	4,473
Commodity derivative contracts	—	545	—	—	545
Intercompany payable	—	2,379	34,458	(36,837)	—

Total long-term liabilities	33,196	104,779	36,595	(36,837)	137,733

TOTAL SHAREHOLDERS’ EQUITY	97,634	117,420	191,934	(313,828)	93,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,476	$232,927	$255,182	$(351,300)	$268,285

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of December 31, 2007

ASSETS

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)

CURRENT ASSETS:
Cash and cash equivalents	$73	$—	$85,781	$—	$85,854
Accounts receivable, net	10	265	5,188	(635)	4,828
Due from related parties	—	—	904	—	904
Prepaid expenses	291	—	944	—	1,235

Total current assets	374	265	92,817	(635)	92,821

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	2,988	66,856	—	69,844
Proved properties	8	43,611	203,753	—	247,372

Total natural gas and oil properties	8	46,599	270,609	—	317,216
Furniture and equipment	—	—	669	—	669

Total property, plant and equipment	8	46,599	271,278	—	317,885
Accumulated depreciation, depletion and amortization	(7)	(42,828)	(117,930)	—	(160,765)

Total property, plant and equipment, net	1	3,771	153,348	—	157,120

OTHER ASSETS:
Restricted cash	1,029	—	45	—	1,074
Deferred charges, net	924	7,410	—	—	8,334
Drilling advances	—	—	2,251	—	2,251
Intercompany receivable and investment in subsidiaries	128,677	209,494	—	(338,171)	—
Other assets	—	100	50	—	150

Total other assets	130,630	217,004	2,346	(338,171)	11,809

TOTAL ASSETS	$131,005	$221,040	$248,511	$(338,806)	$261,750

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47	$—	$11,954	$—	$12,001
Revenue payable	—	—	6,770	—	6,770
Accrued interest	401	1,133	—	—	1,534
Accrued drilling and operating costs	—	350	2,460	—	2,810
Commodity derivative contracts	—	480	—	—	480
Other accrued liabilities	244	586	4,636	(635)	4,831
Due to related parties	—	—	979	—	979

Total current liabilities	692	2,549	26,799	(635)	29,405

LONG-TERM LIABILITIES:
Long-term debt	33,179	99,506	—	—	132,685
Asset retirement obligation	5	2,289	2,097	—	4,391
Intercompany payable	589	1,615	26,668	(28,872)	—

Total long-term liabilities	33,773	103,410	28,765	(28,872)	137,076

TOTAL SHAREHOLDERS’ EQUITY	96,540	115,081	192,947	(309,299)	95,269

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,005	$221,040	$248,511	$(338,806)	$261,750

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended March 31, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$1	$3,134	$13,711	$—	$16,846
Unrealized natural gas hedge loss	—	(216)	(1,197)	—	(1,413)

Total revenues	1	2,918	12,514	—	15,433

EXPENSES:
Production taxes	—	348	(79)	—	269
Lease operating expenses	—	704	838	—	1,542
Transportation and treating	—	459	—	—	459
Depreciation, depletion and amortization	—	—	6,409	—	6,409
Accretion of asset retirement obligation	—	40	42	—	82
General and administrative expenses	297	42	3,936	—	4,275

Total expenses	297	1,593	11,146	—	13,036

INCOME (LOSS) FROM OPERATIONS	(296)	1,325	1,368	—	2,397

OTHER (EXPENSES) INCOME:
Interest expense	(944)	(1,146)	(6)	—	(2,096)
Investment income and other	21	(10)	812	—	823
Equity earnings in subsidiaries	2,349	2,180	—	(4,529)	—
Foreign transaction (loss) gain	(43)	—	6	—	(37)

INCOME BEFORE INCOME TAXES	1,087	2,349	2,180	(4,529)	1,087
Provision for income taxes	—	—	—	—	—

NET INCOME	$1,087	$2,349	$2,180	$(4,529)	$1,087

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended March 31, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$1	$2,153	$5,361	$—	$7,515
Unrealized natural gas hedge loss	—	—	—	—	—

Total revenues	1	2,153	5,361	—	7,515

EXPENSES:
Production taxes	—	234	60	—	294
Lease operating expenses	1	727	967	—	1,695
Transportation and treating	—	323	—	—	323
Depreciation, depletion and amortization	—	1,529	2,812	—	4,341
Accretion of asset retirement obligation	—	40	26	—	66
Mineral resource properties	—	—	13	—	13
General and administrative expenses	364	—	6,428	—	6,792
Litigation settlement expense	—	—	1,365	—	1,365

Total expenses	365	2,853	11,671	—	14,889

LOSS FROM OPERATIONS	(364)	(700)	(6,310)	—	(7,374)

OTHER (EXPENSES) INCOME:
Interest expense	(3,926)	—	(17)	—	(3,943)
Investment income and other	—	—	363	—	363
Equity loss in subsidiaries	(6,663)	(5,963)	—	12,626	—
Foreign transaction (loss) gain	(2)	—	1	—	(1)

LOSS BEFORE INCOME TAXES	(10,955)	(6,663)	(5,963)	12,626	(10,955)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(10,955)	$(6,663)	$(5,963)	$12,626	$(10,955)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Three Months Ended March 31, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,087	$2,349	$2,180	$(4,529)	$1,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	6,409	—	6,409
Stock based compensation	—	—	856	—	856
Unrealized natural gas hedge loss	—	216	1,197	—	1,413
Amortization of deferred financing costs and debt discount	134	329	—	—	463
Accretion of asset retirement obligation	—	40	42	—	82
Equity in loss of issuer subsidiaries	(2,349)	(2,180)	—	4,529	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Restricted cash for hedging program	1,000	—	—	—	1,000
Accounts receivable	3	—	(4,651)	—	(4,648)
Prepaid expenses	39	—	79	—	118
Accounts payable and accrued liabilities	(46)	3,237	4,321	—	7,512

Net cash provided by (used in) operating activities	(132)	3,991	10,433	—	14,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	—	(1,362)	(18,595)	—	(19,957)
Drilling advances	—	—	(1,132)	—	(1,132)
Purchase of furniture and equipment	—	—	(94)	—	(94)
Subsidiary equity investment repayments	—	(2,614)	—	2,614	—

Net cash used in investing activities	—	(3,976)	(19,821)	2,614	(21,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subsidiary equity investment repayments	87	—	2,527	(2,614)	—
Increase in restricted cash	(1)	—	(1)	—	(2)
Deferred financing charges and other	7	(15)	15	—	7

Net cash provided by (used in) financing activities	93	(15)	2,541	(2,614)	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39)	—	(6,847)	—	(6,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73	—	85,781	—	85,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34	$—	$78,934	$—	$78,968

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Three Months Ended March 31, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,955)	$(6,663)	$(5,963)	$12,626	$(10,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	1,529	2,812	—	4,341
Stock based compensation	—	—	1,236	—	1,236
Amortization of deferred financing costs and debt discount	1,077	—	—	—	1,077
Accretion of asset retirement obligation	—	40	26	—	66
Equity in loss of issuer subsidiaries	6,663	5,963	—	(12,626)	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Accounts receivable	(3)	100	2,201	—	2,298
Prepaid expenses	90	135	96	—	321
Accounts payable and accrued liabilities	(79)	—	1,976	—	1,897

Net cash provided by (used in) operating activities	(3,207)	1,104	2,384	—	281

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(1)	(2,464)	(15,924)	—	(18,389)
Purchase of furniture and equipment	—	—	(15)	—	(15)
Subsidiary equity investment repayments	—	—	(4,637)	4,637	—

Net cash used in investing activities	(1)	(2,464)	(20,576)	4,637	(18,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subsidiary equity investment repayments	3,277	1,360	—	(4,637)	—
Increase in restricted cash	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	3,277	1,360	(1)	(4,637)	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69	—	(18,193)	—	(18,124)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46	—	40,687	—	40,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115	$—	$22,494	$—	$22,609

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying condensed consolidated financial statements and related notes included in this Form 10-Q. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, changes due to the adoption of SFAS No. 157, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, particularly in “Risk Factors” and “Cautionary Notes Regarding Forward Looking Statements”, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur.

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as coalbed methane (“CBM”). We are also pursuing unconventional natural gas exploration in the deep Bossier play in the Hilltop area in East Texas. Our primary CBM properties are in the United States in the Powder River Basin in Wyoming and Montana and in the Gunnedah and Gippsland Basins of Australia.

Hilltop Area, East Texas

Hilltop Area, East Texas. The majority of our activities have been in the deep Bossier and Knowles Limestone plays in the Hilltop area, located in East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties. This exploration play has attracted some of the largest and most active operators in the U.S. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production, significant decline rates and long-lived reserves.

Our first successful operated well was spudded in 2003 and placed on production in September 2004. As of March 31, 2008, we had successfully completed 14 out of 15 deep Bossier wells and four out of four Knowles Limestone wells. As of March 31, 2008, we were drilling 2 gross (1.4 net) Bossier wells and 1 gross (0.5 net) Knowles Limestone wells.

In early 2008, we drilled the Holmes #1 well to a total depth of 18,700 feet and, based on drilling, core and log analysis, encountered one Bossier sand that will be completed for production. The well is scheduled to be completed and placed on production in mid-May 2008. The Holmes #1 is an immediate offset to the successful F-K #1 well.

We are drilling the Lone Oak Ranch #6 well (LOR #6) to target middle Bossier sands. The LOR #6 is currently drilling at 13,774 feet and is expected to reach total depth in early June. The LOR #6 is being drilled using slim-hole casing design at an estimated cost of $8.0 million to drill and complete the well. We are also side-tracking the LOR #4 well horizontal section in order to re-complete the well using a strata-pack system that will allow for multiple acid fracture stimulations of the Knowles Limestone pay zones. The LOR #4 was originally completed as an open-hole well with no acid fracture stimulation.

We drilled the Brunette #1, a horizontal Knowles Limestone well, to a total measured depth of 15,251 feet (total vertical depth of 13,341 feet). The well encountered approximately 640 feet of reservoir quality formation within the 1,367-foot horizontal section of the wellbore. The Brunette #1 was stimulated and placed on production in mid-April 2008 and is flowing at a gross stabilized rate of 1.0 MMcf per day. Several mechanical issues were encountered in the completion of the Brunette #1 well that appear to be restricting the sales rate. We will monitor well performance for approximately 60 days before implementing any remedial operations to enhance production.

For the three months ended March 31, 2008, net production from the Hilltop area averaged 20.9 MMcf per day, up approximately 40% from 15.0 MMcf per day for the fourth quarter on 2007 and up approximately 121% from 9.5 MMcf per day for the three months ended March 31, 2007.

For the balance of 2008, we anticipate a two-rig drilling program in East Texas with one rig dedicated to drilling deep Bossier wells and the second rig dedicated to drilling horizontal Knowles Limestone wells.

Coalbed Methane – Powder River Basin, Wyoming and Montana

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

During the three months ended March 31, 2008, we were participating in the drilling of 3 gross (1.5 net) CBM wells. For the three months ended March 31, 2008, our average net production from our CBM properties in the Powder River Basin was approximately 5.6 MMcf per day, up from 4.5 MMcf per day for the three months ended March 31, 2007. We anticipate continuing our recompletion and drilling program in 2008. Our activity level will be influenced by regional natural gas prices. Regional prices in early 2008 have rebounded to, or above, historic price levels.

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

Extensive coring of the coal on PEL 238 by the Australian government has provided a basic understanding of the coal resources and potential CBM resource in place on our license. Two primary coal seams are found on the PEL 238 license, the Late Permian aged Hoskisson coal formation and the Early Permian aged Maules Creek coal formation.

During 2007, we and our Australian joint venture partner, Eastern Star Gas Limited (ESG), were approached by potential buyers with an interest in potentially contracting for up to 1 Tcf of natural gas from PEL 238 to be delivered over a 15 to 20 year period commencing in late 2010, though there is no assurance that such an agreement will ultimately be reached or that such volumes will ultimately be produced from PEL 238. In March 2007, we announced that we and our joint venture partner had executed a Memorandum of Understanding (“MOU”) with Macquarie Generation, a New South Wales government-owned electricity generator, for the potential future supply of natural gas for its Bayswater power station. In November 2007, we announced that we and our joint venture partner had entered into a second MOU with Babcock & Brown to supply gas from the PEL 238 and PEL 433 concessions for use in the generation of electricity.

In September 2007, our independent petroleum engineers, Netherland Sewell & Associates, Inc., certified a quantity of proved and probable reserves under guidelines established by the Society of

Petroleum Engineers, as a result of the success of one of our pilot production projects on PEL 238. These reserves, however, are not yet established as proved reserves under Securities and Exchange Commission, or SEC, guidelines nor can we assure that other unevaluated acreage will contain similar reserves.

Beginning in 2008, we and our joint venture partner have expanded our pilot production drilling program on the PEL 238 concession and recently successfully completed the drilling of the first test corehole, the Dewhurst #2, in a 20-well exploration and appraisal corehole drilling program on PEL 238. The results of the Dewhurst #2 confirmed the presence of a thick Bohena coal seam developed to the south and east of the Bibblewindi pilot production area. The Dewhurst #2 encountered approximately 39 meters of coal within the Black Jack and Maules Creek coal formations, including approximately 18.2 meters in the targeted Bohena seam of which 14.7 meters was found in a single coal zone. We have commenced drilling the second test corehole of the 2008 gas reserves upgrade program, the Dewhurst #3, which is located approximately 2.2 miles east of the Dewhurst #2.

Coal Bed Methane – PEL 433-434, Gunnedah Basin, New South Wales, Australia

PEL 433 is located south of PEL 238, where we and our joint venture partner, ESG, are developing the Gunnedah Basin Gas Project (Coal Seam Gas Joint Venture). Coal evaluation core-hole drilling completed during the 1970s and 1980s by the New South Wales government identified the distribution and thickness of the coal measures within a portion of PEL 433. The Hoskissons Coal Seam is believed to be approximately 4 to 6 meters thick and widely distributed within the eastern part of PEL 433. There has been no previous coal seam gas exploration and evaluation work in the area, and there is no information on gas content, gas composition or coal permeability.

In July 2007, we entered into a Farm-In Agreement with ESG under which we have earned a 35% working interest in the PEL 433 and adjoining PEL 434 properties. Under the terms of the Farm-In Agreement, we paid the costs of a two core-hole program and the related costs of the evaluation of the coal reservoirs intersected by the core-holes. The two corehole drilling program commenced during July 2007 and evaluated the coal seam gas potential of the Hoskissons Coal Seam within the Late Permian Black Jack Coal Measures. Additional coring may be undertaken on PEL 433 to provide further data on coal depth, thickness, permeability, gas contents and composition.

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

Prior to the completion of the 10-well program mentioned above, Gastar and the operator of EL 4416, a subsidiary of GeoStar Corporation (“GeoStar”), became involved in a number of disputes concerning Gastar’s right to an assignment of its interest in EL 4416 and other jointly-owned properties. As a result, the operator has not provided Gastar with information concerning the results of the 10-well drilling program nor an accounting for the use of the funds provided for the drilling of the 10 CBM wells. While we believe we have good beneficial title to our interest in EL 4416, the subsidiary of GeoStar has not delivered to us a title assignment of our interest in a form to be recorded with Australian government officials. We have sent a letter to GeoStar demanding the arbitration of these issues. An arbitration hearing is currently scheduled for June 2008, but the hearing date is subject to change. See Note 12, “Commitments and Contingencies – Litigation”.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this Form 10-Q.

The following table gives information about production volumes and prices of natural gas and oil for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
Production:
Natural gas (MMcf)	2,406	1,253
Oil (MBbl)	1	3
Total (MMcfe)	2,413	1,272

Total (MMcfed)	26.5	14.1

Average sales prices:
Natural gas (per Mcf), including impact of realized hedging activities	$6.96	$5.86
Oil (per Bbl)	$96.84	$55.05

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $16.8 million for the three months ended March 31, 2008, up 124% from $7.5 million for the three months ended March 31, 2007. Of the increase in revenues, 72% was due to an 88% increase in natural gas production volumes, primarily in East Texas, and 28% of the increase was due to a 19% increase in prices. During the three months ended March 31, 2008, approximately 44% of our natural gas production was hedged. The realized effect of hedging on natural gas sales was a decrease of $232,000 in revenues resulting in a decrease in total price received from $7.05 per Mcf to $6.96 per Mcf.

Unrealized natural gas hedge loss of $1.4 million is comprised of $169,000 of ineffectiveness and $1.2 million related to the time value of the costless collars. For the remainder of 2008, we have approximately 50% of our estimated gas production hedged.

Production taxes. We reported production taxes of $269,000 for the three months ended March 31, 2008, compared to $294,000 for the three months ended March 31, 2007. The lower overall production tax level is the result of refunds and abatements of severance taxes due to “tight sands” production on certain of our Hilltop wells.

Lease operating expenses. We reported lease operating expenses of $1.5 million for the three months ended March 31, 2008, down from $1.7 million for the three months ended March 31, 2007. Our lease operating expenses were $0.64 per Mcfe for the three months ended March 31, 2008, compared to $1.33 per Mcfe for the comparable period in 2007. This decrease was due to lower ad valorem taxes, workover expense and the elimination of lease costs associated with natural gas treatment plants in East Texas. This decrease was partially offset by an increased number of producing wells and increased production.

Transportation and treating. We reported transportation expenses of $459,000 for the three months ended March 31, 2008, up from 323,000 for the three months ended March 31, 2007. This increase was primarily due to increased production and prices in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $6.4 million for the three months ended March 31, 2008, up from $4.3 million for the three months ended March 31, 2007. The increase in DD&A expense was the result of a 90% increase in production, primarily attributable to new East Texas wells drilled during 2007. The DD&A rate for the three months ended March 31, 2008 was $2.66 per Mcfe, as compared to $3.41 for the comparable period in 2007.

General and administrative. We reported general and administrative expenses of $4.3 million for the three months ended March 31, 2008, down from $6.8 million for the three months ended March 31, 2007. This decrease in general and administrative expenses was primarily due to an allowance for doubtful accounts of $3.6 million recorded in the three months ended March 31, 2007, which was partially offset by an increase in professional service charges, including legal costs and personnel costs. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $856,000 and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Litigation settlement expense. The $1.4 million litigation settlement expense incurred in the three months ended March 31, 2007 was primarily the result of an accrual related to a proposed settlement with GeoStar on certain matters, which was never settled. There was no litigation settlement expense for the three months ended March 31, 2008.

Interest expense. We reported interest expense of $2.1 million for the three months ended March 31, 2008, compared to $3.9 million for the three months ended March 31, 2007. The decrease in interest expense was primarily the result of $2.4 million of interest being capitalized during the three months ended March 31, 2008, resulting from capital activity expansion in Texas and Australia, which was partially offset by higher interest expense on the new 12 3/4% senior secured notes. There was no capitalized interest recorded in the 2007 period.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $79.0 million and $16.9 million of borrowing availability under our bank revolving credit facility. For the three months ended March 31, 2008, we reported cash flow from operations of $14.3 million, up from $281,000 of cash flow from operations for the three months ended March 31, 2007. This increase resulted primarily from a 88% increase in production volumes and a 19% increase in prices. Capital expenditures on natural gas and oil properties totaled $20.0 million for the three months ended March 31, 2008.

Covenants in our 12 3/4 % Senior Secured Notes Indenture, our indenture governing our 9.75% convertible senior unsecured subordinated debentures and our Revolving Credit Facility agreement require us to make an offer to repurchase or repay all of the outstanding indebtedness thereunder in the event of a change of control of the Company, as defined in the respective agreements. Each of the indentures provides that if there is a change of control of the Company, as defined in the respective indenture, we are required to make an offer to each holder to repurchase all or any part of the 12 3/4% Senior Secured Notes or the 9.75% convertible senior unsecured subordinated debentures, as the case may be, at 101% of the aggregate principal amount of the notes or debentures tendered for repurchase, plus accrued and unpaid interest. In the event of a change of control, as defined under the Revolving Credit Facility Agreement, all obligations under the Revolving Credit Facility will become immediately due and payable. If the change of control event occurs in one or more of these agreements, we may not have adequate financing available to meet the resulting payment obligations.

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

Our 2008 capital expenditures under our business plan are estimated to total approximately $65.4 million, of which $43.4 million is estimated to be spent on unconventional natural gas and oil exploration and development operations in East Texas, $7.4 million is estimated to be spent on CBM projects and additional projects in the United States and $14.6 million is estimated to be spent on CBM projects in Australia. Based on our current budget, we have sufficient capital, together with internally generated cash flow, to fund our exploration and development activities in East Texas and Australia for 2008 and a significant portion of our 2009 projected capital needs.

Our cash flow and ability to raise capital are highly dependent upon natural gas pricing. A material decrease in current and projected natural gas prices could impact our ability to fund future activities, impair our ability to raise additional capital on acceptable terms and result in a financial covenant default under the 12 3/4% Senior Secured Notes, resulting in mandatory principal reduction under certain conditions. It may be difficult for us to raise capital through the issuance of common shares due to the pending GeoStar litigation.

In the fourth quarter of 2007 and the first quarter of 2008, we entered into various costless collar transactions with counterparties. The volumes currently hedged represents approximately 50% of 2008 and 15% of 2009 projected production.

Covenants in our 12 3/4 % Senior Secured Notes Indenture and our Revolving Credit Facility Agreement restrict us from hedging more than 75% of the projected production from proved developed producing reserves.

At March 31, 2008, we were in compliance with all debt covenants.

Off Balance Sheet Arrangements

As of March 31, 2008, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2 of the notes to our condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

For information as to new accounting pronouncements, see Note 1 to our condensed consolidated financial statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. We have entered into hedge transactions to mitigate our commodity pricing risk. For the three months ended March 31, 2008, a 10% change in the prices received for natural gas production would have had an approximate $1.7 million impact on our revenues before mitigating factors that might result from having hedge transactions in place. See Note 5 to our condensed consolidated financial statements for additional information on our hedging activities.

Interest Rate Risk

The carrying value of our debt approximates fair value. At March 31, 2008, we had approximately $133.3 million in principal amount of long-term debt, all of which was at a fixed interest rate. A 10% fluctuation in interest rates would have no impact on annual interest expense.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in U.S. dollars, thus limiting our exposure to currency translation risk. During the three months ended March 31, 2008, we spent approximately $860,000 of capital expenditures on our Australian activities. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 4.	Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Note 12 of the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and future results. The risk factors described in our Annual Report on Form 10-K are not the only risk factors facing our Company. Additional risk factors and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a note, exhibits, which were previously filed, are incorporated herein by reference.

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

GASTAR EXPLORATION LTD.

Date: May 12, 2008	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2008	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Appendix B to the Company’s Proxy Statement for the Annual and Special Meeting of Shareholders dated April 30, 2007 to be held June 1, 2007.

3(ii)	Bylaws of Gastar Exploration Ltd. approved at March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Form of Subscription Agreement for U.S. purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.6	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Form of Subscription Agreement for U.S. purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.8	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.9	Form of 10% subordinated note issued June 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.10	Form of warrant to purchase common shares of Gastar Exploration Ltd issued in connection with the sale of 10% subordinated notes in June 2004 (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.11	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.13	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.14	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.15	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

4.16	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4% Senior Secured Note due 2012) 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.17	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.18	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2007).

4.19	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as periodically amended (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2006. File No. 001-32714).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.5	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.6	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.7	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.8	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.9	Promissory Note for $15 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

10.11*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.12*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.14	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.15	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.16	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.17*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.18*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1	Subsidiaries of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 21.1 of the Company’s annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.