Form 10-Q/A
period 2008-03-31
GASTAR EXPLORATION LTD
filed 2008-08-11
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Gastar Exploration Ltd. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 with the Securities and Exchange Commission on May 12, 2008 (“Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to amend Exhibits 31.1 (Certification of Chief Executive Officer) and 31.2 (Certification of Chief Financial Officer).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text included in Exhibits 31.1 and 31.2 to the Original Filing. Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART II – OTHER INFORMATION

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q/A. Where so indicated, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date: August 11, 2008	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: August 11, 2008	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

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