Form 10-Q
period 2008-06-30
GASTAR EXPLORATION LTD
filed 2008-08-11
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0570897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(ZIP Code)

(713) 739-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐ (Do not check if a smaller reporting company.)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of common shares, no par value per share, as of August 8, 2008 was 209,894,913.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Unless otherwise indicated or required by the context, (i) “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) are stated in United States dollars and (iii) all financial data included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

General information about us can be found on our website at www.gastar.com. The information on our website is neither incorporated into, nor part of, this Form 10-Q. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the United States Securities and Exchange Commission (“SEC”). Information is also available at www.sec.gov for our United States filings and on SEDAR at www.sedar.com for our Canadian filings.

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$42,016	$85,854
Accounts receivable, net of allowance for doubtful accounts of $606 and $4,245, respectively	8,578	4,828
Due from related parties	1,873	904
Prepaid expenses	432	1,235

Total current assets	52,899	92,821

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	110,767	69,844
Proved properties	278,093	247,372

Total natural gas and oil properties	388,860	317,216
Furniture and equipment	800	669

Total property, plant and equipment	389,660	317,885
Accumulated depreciation, depletion and amortization	(173,064)	(160,765)

Total property, plant and equipment, net	216,596	157,120

OTHER ASSETS:
Restricted cash	71	1,074
Deferred charges, net	7,682	8,334
Drilling advances	2,009	2,251
Other assets	200	150

Total other assets	9,962	11,809

TOTAL ASSETS	$279,457	$261,750

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,005	$12,001
Revenue payable	8,103	6,770
Accrued interest	1,463	1,534
Accrued drilling and operating costs	5,578	2,810
Commodity derivative contracts	11,883	480
Other accrued liabilities	5,497	4,831
Due to related parties	3,800	979
Current portion of long-term debt	2,907	—

Total current liabilities	50,236	29,405

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	129,839	132,685
Asset retirement obligation	4,802	4,391
Commodity derivative contracts	2,620	—

Total long-term liabilities	137,261	137,076

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 209,894,913 and 208,194,570 common shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	249,980	249,980
Additional paid-in capital	21,465	14,366
Accumulated other comprehensive loss – fair value of commodity hedging	(12,578)	(480)
Accumulated other comprehensive loss – foreign exchange	28	(29)
Accumulated deficit	(166,935)	(168,568)

Total shareholders’ equity	91,960	95,269

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,457	$261,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except shares and per share data)
REVENUES:
Natural gas and oil revenues	$15,884	$7,956	$32,730	$15,471
Unrealized natural gas hedge loss	(513)	—	(1,926)	—

Total revenues	15,371	7,956	30,804	15,471

EXPENSES:
Production taxes	474	220	743	514
Lease operating expenses	2,408	1,514	3,950	3,209
Transportation and treating	498	339	957	662
Depreciation, depletion and amortization	5,890	5,443	12,299	9,784
Impairment of natural gas and oil properties	—	28,514	—	28,514
Accretion of asset retirement obligation	82	72	164	138
Mineral resource properties	—	(136)	—	(123)
General and administrative expenses	4,064	3,519	8,339	10,311
Litigation settlement expense	—	—	—	1,365

Total expenses	13,416	39,485	26,452	54,374

INCOME (LOSS) FROM OPERATIONS	1,955	(31,529)	4,352	(38,903)

OTHER (EXPENSES) INCOME:
Interest expense	(1,889)	(3,738)	(3,985)	(7,681)
Investment income and other	481	772	1,304	1,135
Gain on sale of unproved natural gas and oil properties	—	38,872	—	38,872
Foreign transaction loss	(1)	3	(38)	2

INCOME (LOSS) BEFORE INCOME TAXES	546	4,380	1,633	(6,575)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$546	$4,380	$1,633	$(6,575)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$0.02	$0.01	$(0.03)

Diluted	$0.00	$0.02	$0.01	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	207,098,570	201,918,634	207,098,570	198,488,244

Diluted	207,475,168	201,918,634	207,475,168	198,488,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,633	$(6,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,299	9,784
Impairment of natural gas and oil properties	—	28,514
Stock based compensation	1,711	2,167
Unrealized natural gas hedge loss	1,926	—
Amortization of deferred financing costs and debt discount	948	2,167
Accretion of asset retirement obligation	164	138
Gain on sale of unproved natural gas and oil properties	—	(38,872)
Changes in operating assets and liabilities:
Restricted cash for hedging program	1,000	—
Accounts receivable	(4,719)	6,920
Prepaid expenses	225	457
Accounts payable and accrued liabilities	9,071	971

Net cash provided by operating activities	24,258	5,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(66,190)	(43,778)
Drilling advances	(1,551)	(147)
Proceeds from sale of unproved natural gas and oil properties, net of transaction costs	—	66,849
Purchase of furniture and equipment	(131)	(15)
Other	(50)	2

Net cash (used in) provided by investing activities	(67,922)	22,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of share issue costs	—	23,381
Decrease in restricted cash	3	—
Deferred financing charges and other	(177)	—

Net cash provided by (used in) financing activities	(174)	23,381

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,838)	51,963
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,854	40,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,016	$92,696

The accompanying notes are an integral part of these condensed financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd. (the “Company”) are set forth in the notes to the Company’s audited condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007. Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent registered public accountants but, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements of the Company are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows.

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

New Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 does not change accounting policy for derivatives but requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for annual and interim periods beginning with the first quarter of 2009. The Company is evaluating the provisions of SFAS No. 161.

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

Business Combinations. In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141R, which also requires acquisition transaction costs to be expensed as incurred rather than capitalized as a direct cost of the acquisition, as transaction costs are not considered an element of the fair value of the company acquired. Depending upon the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to the Company’s results of operations.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company adopted SFAS No. 159 on January 1, 2008, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value as an alternative, as provided under SFAS No. 159 for any of its financial assets and liabilities that are not currently measured at fair value.

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for the years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS No. 157 and has chosen to defer the implementation of nonfinancial assets and liabilities in accordance with FSP FAS No. 157-2. The effect of adoption in January 1, 2008 was immaterial to the Company’s financial position. The adoption of FSP FAS No. 157-2 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions. See Note 10 for additional information regarding the adoption of SFAS No. 157.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia, Pennsylvania and Wyoming in the United States and in New South Wales in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to June 30, 2008:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$93,440	$17,327	$110,767
Proved properties	277,489	604	278,093

Total natural gas and oil properties	370,929	17,931	388,860
Furniture and equipment	682	118	800

Total property and equipment	371,611	18,049	389,660

Impairment of proved natural gas and oil properties	(104,205)	(604)	(104,809)
Accumulated depreciation, depletion and amortization	(68,240)	(15)	(68,255)

Total accumulated depreciation, depletion and amortization	(172,445)	(619)	(173,064)

Total property and equipment, net	$199,166	$17,430	$216,596

At June 30, 2008, unproved properties not being amortized consisted of United States drilling in progress costs of $2.5 million, United States acreage acquisition costs of $91.0 million and Australian unevaluated property costs of $17.3 million.

There was no impairment of United States or Australian properties during the six months ended June 30, 2008. For the six months ended June 30, 2007, the results of management’s ceiling test evaluation resulted in an impairment of United States proved properties of $28.5 million. Management determined that no impairment was required on Australian properties during six months ended June 30, 2007.

3. Long-Term-Debt

The following shows the Company’s long-term debt as of the dates indicated:

	June 30, 2008	December 31, 2007
	(in thousands)
Revolving credit facility	$—	$—
12 3/4% senior secured notes	99,543	99,506
Convertible senior debentures	30,000	30,000
Subordinated unsecured notes payable	296	3,179

Long-term portion of long-term debt	129,839	132,685

Current portion of long-term debt	2,907	—

Total long-term debt	132,746	132,685

Debt discount costs to be accreted	504	565

Total long-term debt at maturity	$133,250	$133,250

12 3/4% Senior Secured Notes due 2012

On November 29, 2007, Gastar Exploration USA, Inc. (“Gastar USA”), a wholly owned subsidiary of Gastar Exploration Ltd. (“Parent”), sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes due December 1, 2012 (“12 3/4% Senior Secured Notes”) at an issue price of 99.50%. Approximately $76.7 million of the $92.5 million net proceeds from the offering were used to repay the then outstanding senior secured notes, with the remaining net proceeds to be used for general corporate

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

purposes. Interest is payable semi-annually in arrears on June 1 and December 1, in cash on the principal amount at an annual rate of 12 3/4%. The annual effective interest rate, after amortization of the debt discount and fees paid to establish the 12 3/4% Senior Secured Notes, is 14.85%. The 12 3/4% Senior Secured Notes are fully and unconditionally guaranteed jointly and severally by Gastar USA, the Parent and all of the Parent’s existing and future material domestic subsidiaries. The 12 3/4% Senior Secured Notes and the guarantees are secured by a lien on Gastar USA’s principal domestic natural gas and oil properties and other assets that secure Gastar USA’s revolving credit facility (“Revolving Credit Facility”), subject to certain exceptions. The 12 3/4 % Senior Secured Notes mature on December 1, 2012.

As of June 30, 2008, the Company was in compliance with all debt covenants under the 12 3/4% Senior Secured Notes.

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the 12 3/4% Senior Secured Notes, Gastar USA entered into a Revolving Credit Facility providing for a first priority lien borrowing base. The borrowing base is to be redetermined at least semi-annually, using the lender’s usual and customary criteria for natural gas and oil reserve valuation. The administrative agent to the Company’s Revolving Credit Facility has recently approved, subject to the agreement of the other syndication banks, to increase our borrowing base to $45.0 million, of which $6.5 million is being utilized as collateral for a letter of credit to support the Company’s hedging activities. The applicable interest rate margin varies from -0.75% to 0.0% in the case of borrowings based on the prime rate and from 1.5% to 2.25% in the case of borrowings based on the Eurodollar rate, depending on the utilization level in relation to the borrowing base. At June 30, 2008, the prime rate and the Eurodollar rate were 5.0% and 2.5%, respectively. The Revolving Credit Facility is guaranteed by the Parent and all its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility. Borrowings and related guarantees under the Revolving Credit Facility are secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender. The Revolving Credit Facility matures on October 15, 2009.

As of June 30, 2008, the Company was in compliance with all debt covenants under the Revolving Credit Facility.

Convertible Senior Unsecured Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures. The convertible senior unsecured debentures have a term of five years and are due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. The convertible senior unsecured debentures are convertible by the holders into 6,849,315 common shares at a conversion price of $4.38 per share.

Subordinated Unsecured Notes Payable

The Company’s subordinated unsecured notes mature between April 2009 and September 2009, bear interest at 10% per annum and are callable by the Company at 101%. As of June 30, 2008, $2.9 million of the subordinated unsecured notes was reflected as current portion of long-term debt.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The vesting schedule has varied from two years to four years but generally has occurred over a four-year period at 25% per year beginning on the first anniversary date of the grant. Stock options issued pursuant to the Company’s 2002 Stock Option Plan have an exercise price determined by the Board of Directors, but that exercise price cannot be less than the market price on the date immediately prior to the date of grant as reported by any stock exchange on which the Company’s common shares are listed. If a stock option granted under the Company’s 2002 Stock Option Plan expires or terminates for any reason in accordance with the terms of the 2002 Stock Option Plan, the unpurchased common shares subject to that stock option become available for other stock option grants.

In April 2004, the Board of Directors amended the provisions of the 2002 Stock Option Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis, whereby the Company issues to the optionee the number of common shares equal to the stock option exercised, less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised.

As of June 30, 2008, stock option grants covering the issuance of 9,648,750 common shares were outstanding under the 2002 Stock Option Plan.

2006 Gastar Long-Term Stock Incentive Plan. On June 1, 2006, the Company’s shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award established by the Remuneration Committee, which is consistent with the Plan’s purposes, to directors, officers and employees of the Company and its subsidiaries covering a maximum of 5.0 million common shares. The contractual life and vesting period for a grant is determined by the Board of Directors at the time the grant is awarded. The vesting period for restricted common stock grants during 2007 and 2008 was over four years, with one-third vesting on the second, third and fourth anniversaries of the date of grant. As of June 30, 2008, grants covering the issuance of 2,796,343 restricted common shares were outstanding under the 2006 Gastar Long-Term Stock Incentive Plan.

Determining Fair Value under SFAS No. 123R

In determining fair value for stock option grants pursuant to SFAS 123R, “Share-Based Payments” (‘SFAS No. 123R”), the Company utilized the following assumptions:

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Risk-Free Interest Rate. The Company utilizes a risk-free interest rate equal to the rate of United States Treasury zero-coupon issues as of the date of grant with a term equivalent to the stock option’s expected life.

Expected Dividend Yield. The Company has not paid any cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future. Consequently, a dividend yield of zero is utilized in the Black-Scholes-Merton valuation model.

Expected Forfeitures. Beginning March 1, 2008, the Company increased the forfeiture rate to 6% from 5%. The forfeiture rate is used in calculating compensation expense and is based on the number of forfeitures of all unvested stock option since January 1, 2004 as a percentage of all stock option grants since January 1, 2004 calculated at the beginning of the year.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. There were no stock options granted during the six months ended June 30, 2008. The table below summarizes the number of stock options granted and the assumptions for the stock options granted for the six months ended June 30, 2007.

For the Six Months Ended June 30, 2007
Stock options granted	227,000
Expected life (years)	6.25
Expected volatility	44.4%
Risk-free interest rate	4.6%-4.8%

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the periods indicated. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised. There were no stock options granted or exercised during the six months ended June 30, 2008. The table below sets forth the weighted average fair value per share of stock options granted and the intrinsic value of stock options exercised during the six months ended June 30, 2007.

For the Six Months Ended June 30, 2007
Weighted average fair value per share of stock options granted	$1.08
Intrinsic value of stock options exercised	$—

Stock Option Activity

The following table summarizes the annual changes and option exercise prices for stock options under the Company’s 2002 Stock Option Plan for the six months ended June 30, 2008:

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2007	10,173,750	$3.19
Stock options granted	—	$—
Stock options exercised	—	$—
Stock options cancelled/expired	525,000	$2.48

Stock options outstanding as of June 30, 2008	9,648,750	$3.16

Stock options exercisable:
June 30, 2008	5,528,916	$3.32

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below summarizes certain information about the stock options for the six months ended June 30, 2008. Fair value calculations are as of the date of grant.

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at the beginning of December 31, 2007	5,045,834	$1.22
Unvested stock options at June 30, 2008	4,119,834	$1.19
Stock options granted during the six-month period	—	$—
Stock options vested during the six-month period	576,000	$1.44
Stock options forfeited/canceled during the six-month period	525,000	$1.09

As of June 30, 2008, the aggregate intrinsic value for outstanding stock options was $964,000, and the remaining weighted average contractual life of outstanding stock options was 4.7 years. As of June 30, 2008, the aggregate intrinsic value for exercisable stock options was $314,000, and the remaining weighted average contractual life of exercisable stock options was 3.5 years. As of June 30, 2008, the total fair value of exercisable stock options was $6.3 million.

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants for the six months ended June 30, 2008:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value
Restricted common shares outstanding as of December 31, 2007	1,096,000	$2.15
Restricted common shares granted	1,700,343	$1.91
Restricted common shares vested	—	$—
Restricted common shares cancelled/expired	—	$—

Restricted common shares outstanding as of June 30, 2008	2,796,343	$2.00

For the six months ended June 30, 2008, the Company used the same 6% forfeiture rate for restricted common share grants, the same percentage used for stock option grants.

The following table summarizes the range of grant dates (final vesting dates) and grant date prices for restricted common shares outstanding and unvested as of June 30, 2008:

	Restricted Common Shares Outstanding	Grant Date Fair Value
July 3, 2007 (July 3, 2011)	983,500	$2.20
August 27, 2007 (August 27, 2011)	112,500	$1.67
January 16, 2008 (January 16, 2012)	10,000	$1.09
May 16, 2008 (May 16, 2012)	1,690,343	$1.91

Total	2,796,343	$2.00

Stock-Based Compensation Expense

For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $1.7 million and $2.2 million, respectively. All stock-based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Commodity Hedging Contracts

The following costless collar transactions were outstanding with associated notional volumes and contracted floor and ceiling prices that represent hedge prices for the index specified as of June 30, 2008:

Date	Period	Derivative Instrument (1)	Hedge Strategy	Notional Daily Volume	Total of Notional Volume	Floor Price	Ceiling Price	Index	Production Area Hedged
				(MMBtu)	(MMBtu)	(MMBtu)	(MMBtu)
09/21/07	Cal 08	CC	Cash flow	2,000	368,000	$5.50	$7.50	CIG (3)	WY
12/12/07	Cal 08	CC	Cash flow	5,000	920,000	$6.75	$8.00	HSC (2)	TX
01/03/08	Cal 08	CC	Cash flow	5,000	920,000	$7.00	$8.88	HSC (2)	TX
01/18/08	Cal 08	CC	Cash flow	800	147,200	$6.00	$7.90	CIG (3)	WY
02/19/08	Cal 09	CC	Cash flow	5,000	1,825,000	$8.00	$9.30	HSC (2)	TX
04/24/08	Cal 09	CC	Cash flow	5,000	1,825,000	$9.00	$11.85	HSC (2)	TX

(1)	Costless collars.
(2)	East-Houston-Katy - Houston Ship Channel.
(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains.

As of June 30, 2008, the Company’s current cash flow hedge positions were with counterparties that are major United States financial institutions. The credit support for certain of the Company’s hedges is a $6.5 million letter of credit, with the remaining credit support under the Revolving Credit Facility through intercreditor agreements. Based on the Company’s third party engineering report, the Company had approximately 50% of its remaining 2008 estimated natural gas production hedged and 24% of its 2009 estimated natural gas production hedged as of June 30, 2008.

The Company recorded a short-term and a long-term derivative liability of $11.9 million and $2.6 million, respectively, related to the difference between hedged commodity prices and market prices on hedged volumes as of June 30, 2008, after application of SFAS No. 157. All of the Company’s derivative instruments have been designated as cash flow hedging instruments and are deemed to be highly effective. The Company recognized unrealized losses in the statement of operations for the six months ended June 30, 2008 of $1.9 million related to the time value of the costless collars and did not recognize any ineffectiveness on the cash flow hedges. The Company records time value on the costless collars designated as cash flow hedges currently in earnings, as it has elected to exclude time value from its assessment of hedge effectiveness.

6. Common Shares

Authorized

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value.

Other Share Issuances

During the six months ended June 30, 2008, the Company issued 1,700,343 restricted common shares to employees, subject to vesting, pursuant to the Company’s 2006 Gastar Long-Term Stock Incentive Plan.

Shares Reserved

At June 30, 2008, the Company has reserved 26,730,586 common shares to be issued pursuant to the conversion of convertible debt (6,849,315 common shares), exercise of options (9,648,750 common shares) and the exercise of warrants (10,232,521 common shares).

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Warrants

The following table summarizes warrant information to purchase common shares as of June 30, 2008:

	Number of Warrants	Fair Value of Warrants (in thousands)	Weighted Average Warrant Price	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
Warrants issued in connection with $3.25 million subordinated unsecured notes payable	232,521	$235	$2.80	0.8	$2.80
Warrant issued in connection with the GeoStar litigation settlement	10,000,000	5,388	(1)	3.4	(1)

(1)	The warrant is exercisable for $2.75 per share in the event that on or before June 11, 2011, the Company sells all or substantially all of its present oil and gas interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500 million. A sale, or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500 million or less will terminate the warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrant will be exercisable for a six-month period commencing on that date at $3.00 per share. The Company is not obligated to sell any of its East Texas properties and is not currently pursuing any sale of its East Texas assets.

8. Interest Expense

The following tables summarize the components of interest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Interest expense:
Cash and accrued	$3,994	$2,647	$7,998	$5,514
Amortization of deferred financing costs and debt discount	485	1,091	948	2,167
Capitalized interest	(2,590)	—	(4,961)	—

Total interest expense	$1,889	$3,738	$3,985	$7,681

9. Income Taxes

Due to the Company’s significant net operating loss carryforwards, the Company did not record any income tax expense for the six months ended June 30, 2008 and 2007. The Company fully reserves its deferred tax asset through a valuation allowance.

10. Fair Value Measurements

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas zero cost collars. Although the Company utilizes third party broker quotes to assess the reasonableness of prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The determination of the fair values below incorporates various factors required under SFAS No. 157, including the impact of our nonperformance risk on our liabilities. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

	As of June 30, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Derivative asset	$—	$—	$—	$—
Liabilities:
Derivative liability	$—	$—	$(14,503)	$(14,503)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2008:

	Derivatives Three Months Ended June 30, 2008	Derivatives Six Months Ended June 30, 2008
	(in thousands)
Balance as of March 31, 2008	$(5,967)	$(391)
Total gains or losses (realized or unrealized):
Included in earnings (1)	(3,391)	(4,804)
Included in other comprehensive loss	(7,792)	(12,187)
Purchases, issuances and settlements	2,647	2,879
Transfers in and out of Level 3	—	—

Balance as of June 30, 2008	$(14,503)	$14,503

Changes in unrealized losses relating to derivatives still held as of June 30, 2008	$(513)	$(1,926)

(1)	This amount is included in revenues on the statement of operations as unrealized gas hedge loss.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Earnings or Loss per Share

In accordance with the provisions of Statement of Financial Standards No. 128 “Earnings per Share”, basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. Diluted amounts are not included in the computation of diluted loss per share, as such would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share and share data)
Basic and diluted income (loss) and shares outstanding:
Net income (loss)	$546	$4,380	$1,633	$(6,575)

Weighted average common shares outstanding:
Basic	207,098,570	201,918,634	207,098,570	198,488,244
Diluted	207,475,168	201,918,634	207,475,168	198,488,244

Basic and diluted income (loss) per common share:
Basic	0.00	0.02	0.01	(0.03)
Diluted	0.00	0.02	0.01	(0.03)

Common shares excluded from denominator as anti-dilutive:
Stock options (1)	9,272,152	10,197,750	9,272,152	10,197,750
Unvested restricted common shares (2)	2,796,343	—	2,796,343	—
Warrants issued in connection with $3.25 million subordinated unsecured notes payable (1)	232,521	2,732,521	232,521	2,732,521
Warrant issued in connection with the GeoStar litigation settlement (3)	10,000,000	—	10,000,000	—
Convertible senior debentures (1)	6,849,315	6,849,315	6,849,315	6,849,315

Total	29,150,331	19,779,586	29,150,331	19,779,586

(1)	Common shares for the 2008 periods have been excluded as the strike price of each was greater than the market price as of June 30, 2008.
(2)	Unvested common shares are included in the total outstanding number of common shares but are excluded from the calculation of weighted average common shares when calculating income per share.
(3)	Underlying common shares are excluded, as events required for exercise are conditional.

12. GeoStar Settlement

On June 11, 2008, the Company entered into a settlement agreement with GeoStar Corporation (“GeoStar”) to settle the look-back dispute and all other related outstanding disputes. The settlement included an upfront cash payment by the Company of approximately $25.7 million, plus the issuance to GeoStar of a warrant to purchase 10.0 million of the Company’s common shares (the “Warrant”). Pursuant to the settlement, GeoStar assigned to the Company all of GeoStar’s natural gas and oil interests in West Virginia, while the Company acknowledged GeoStar’s clear title to an exploration license (EL 4416) and assigned to GeoStar its interest in an exploration license application (EL 4968), both located in Victoria, Australia. As of the settlement date, EL 4416 and EL 4968 had no attributable proved reserves or production. In addition, the Company released its claim to GeoStar on approximately 340 acres in East Texas that were in dispute. Certain other corrective lease assignments and releases are being made between the Company and GeoStar. The Company and GeoStar have mutually agreed to release all claims against each other, their affiliates and current and past officers and directors.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As part of the settlement, GeoStar has the right to farm-in from the Company two Hilltop well locations in East Texas and received an additional cash payment of approximately $3.2 million. The designated farm-in area is not included in the Company’s future Bossier or Knowles drilling plans and does not include any proven or probable reserves.

The Warrant is exercisable for $2.75 per share in the event that on or before June 11, 2011, the Company sells up to all or substantially all of its present natural gas and oil interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500 million. A sale, or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500 million or less will terminate the Warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the Warrant will be exercisable for a six-month period commencing on that date at $3.00 per share. The Company is not obligated to sell any of its East Texas properties and is not currently pursuing any sale of its East Texas assets.

As a result of the settlement with GeoStar, the Company had, net of the fair market value of Australian properties conveyed and the West Virginia properties received, a net increase in natural gas and oil properties of $31.5 million as of June 30, 2008. Major components of this increase in natural gas and oil properties are as follows:

Amount
(in thousands)
Cash payment	$25,741
Value of warrant issued to GeoStar	5,388
Net forgiveness of GeoStar receivables, payables, related accruals and other	(2,912)
Future cash payment obligation	3,256

Net increase in natural gas and oil properties related to settlement	31,473
Fair market value of properties conveyed (received):
Australia EL 4416	9,015
West Virginia	(882)

Gross settlement value	$39,606

13. Commitments and Contingencies

Litigation

The Company is party to various litigation matters. The ultimate outcome of the matters discussed below cannot presently be determined, nor can the liability that could potentially result from an adverse outcome be reasonably estimated at this time. The Company does not expect that the outcome of the following will have a material adverse effect on its financial position, results of operations or cash flow.

Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings and rendering judgment in favor of Navasota on all counts. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March 18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008, and the Texas Supreme Court requested a Response from Navasota,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

which was filed on July 16, 2008. The Company and Chesapeake filed a Reply to Navasota’s Response on July 31, 2008 and is awaiting a determination from the Texas Supreme Court on whether the Court will request full briefing on the merits. Pursuant to an agreement between the Company and Chesapeake, any adverse result in this matter should impact only Chesapeake’s assigned leasehold interests. While this matter is pending, it is possible that expenditures incurred, or authorizations for proposed expenditures, for drilling activities on leases which include the disputed interest may remain unpaid or not be authorized by the non-operators asserting competing ownership rights, which could require the Company to either fund a disproportionate amount of drilling costs at its own risk or postpone its drilling program on affected leases.

Gastar Exploration Texas LP v. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is to quiet title to an undivided 25% mineral interest under an oil and gas lease dated December 4, 2003, covering approximately 2,598 gross acres (the “Lease”). John E. McFarlane and certain other family members contend that an undivided 25% mineral interest in the lands covered by the Lease are owned in trust by the grandchildren of Fay W. McFarlane and are not covered by the Lease as Gastar claims. McFarlane, et. al., filed an answer to the Company’s petition and also filed several different motions for summary judgment which were denied by the District Court. A day long mediation of this lawsuit occurred on August 24, 2007, but the parties were unable to settle this matter at that time. The lawsuit is in the discovery phase and is currently set for a non-jury trial on December 2, 2008. The existence of unleased mineral interests in this Lease could adversely impact the future development of the Lease. The Company will continue to vigorously pursue this claim.

Spencer D. Plummer, III v. GeoStar Corporation, Classic Star LLC, Gastar Exploration, Ltd., Thom Robinson, Tony Ferguson, and John W. Parrott; In the United States District Court of Utah, Central Division (Case No. 2:07-CV-00409). This lawsuit was filed on May 24, 2007 initially in Utah state court by Spencer Plummer, or the Plaintiff, in which he asserts breaches of his Employment Agreement and subsequent Termination Agreement (the “Agreements”) with his employer, Classic Star, a subsidiary of GeoStar. The Plaintiff claims that he has not received benefits promised under such Agreements, including 699,249 shares of Company stock. The Company is not a party to the Agreements on which Plaintiff’s claims are expressly based; however, the Company and Plaintiff are parties to a Stock Option Agreement on which Plaintiff claim to Company stock is partially based. The Company filed an Answer and Motion to Dismiss for lack of personal jurisdiction in Utah and for Plaintiff’s failure to state a claim upon which relief can be granted. On August 1, 2008, the Kentucky court’s granted the Company’s Motion to Dismiss.

Craig S. Tillotson v. S. David Plummer 2nd, Spencer Plummer 3rd , Tony Ferguson, John Parrott, Thomas Robinson, GeoStar Corporation, First Source Wyoming, Inc. GeoStar Financial Services Corporation, Gastar Exploration Ltd., Zeus Investments, LLC and John Does 1-10 (Civil No. 080412334). This lawsuit was filed on July 7, 2008 in Utah state court by Craig S. Tillotson, or the Plaintiff, in which he alleges that he was fraudulently induced to invest in a mare leasing program operated by Classic Star LLC, a subsidiary of GeoStar, on the basis of certain verbal representations, and to convert interests in that program into shares of a working interest in the Powder River Basin. The Plaintiff asserts causes of action against all defendants including common law fraud, fraudulent inducement, statutory securities fraud under Utah state law, civil conspiracy, and negligent misrepresentation, and asserts certain additional causes of action only against GeoStar, a GeoStar affiliate, and the Plummers. The Company has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

Commitments

In March 2008, the Company entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of the Company’s natural gas production from the Hilltop area of East Texas. These agreements are effective September 1, 2007 and have a term of 10 years. ETC currently provides the Company 50 MMcfd of treating capacity and 120 MMcfd of gathering capacity. The Company has the right to request ETC build, at their cost, up to 150 MMcfd of treating and gathering capacity during the term of the agreement, provided that the Company’s production equals 85% of the then existing treating and gathering capacity for a 30 day period. The Company may at any time elect to have its treating and gathering capacity increased subject to cost indemnifications to ETC.

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

Registration Obligation

On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% Senior Secured Notes at an issue price of 99.50% in a private placement to qualified institutional buyers. In connection with the sale, Gastar USA, the Company and all of Gastar USA’s existing domestic subsidiaries entered into a registration rights agreement providing for the exchange of new notes registered under the Securities Act of 1933, as amended (the “Securities Act”). On August 4, 2008, the Company completed the exchange offer in which it issued $100.0 million aggregate principal amount of new 12 3/4% Senior Secured Notes due 2012 registered under the Securities Act in exchange for all of the old notes.

14. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the condensed consolidated financial statements:

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash paid for interest	$8,069	$5,562

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(2,253)	$7,379
Asset retirement obligation included in oil and gas properties	$320	$1,109
Drilling advances application	$1,793	$3,035
Common shares issued under senior secured notes	$—	$606

GeoStar settlement:
Value of properties settled by assignment	$8,133	$—
Warrant issued to GeoStar	$5,388	$—
Future cash payment obligation	$3,256	$—
Other non-cash settlements	$(2,998)	$—

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15. Issuer Subsidiaries Condensed Consolidating Financial Statements

The following tables present condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, and the related condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007 of Gastar Exploration Ltd. (“Parent”), Gastar Exploration USA, Inc. (“Issuer”) and Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc., Gastar Exploration Victoria, Inc. and Gastar Power Pty Ltd., a minor non-guarantor subsidiary included in issuer subsidiaries, (collectively referred to as “Issuer Subsidiaries”). Each of the Parent and the Issuer Subsidiaries, except for Gastar Power Pty Ltd., have fully and unconditionally guaranteed, on a joint and severally basis, the $100.0 million 12 3/4% Senior Secured Notes and the Revolving Credit Facility. During 2007, Parent intercompany receivables were reclassified to investment in subsidiary with Issuer and Issuer Subsidiaries. Prior to January 1, 2008, interest was not charged on intercompany receivables or payables. Total intercompany interest charged by Parent to Issuer during the three and six months ended June 30, 2008 were $17,000 and $29,000, respectively, which were eliminated in consolidation.

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of June 30, 2008

(Unaudited)

ASSETS
	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$179	$—	$41,837	$—	$42,016
Accounts receivable, net	4	—	8,574	—	8,578
Due from related parties	—	—	1,873	—	1,873
Prepaid expenses	148	76	208	—	432

Total current assets	331	76	52,492	—	52,899

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	9,550	101,217	—	110,767
Proved properties	8	47,986	230,099	—	278,093

Total natural gas and oil properties	8	57,536	331,316	—	388,860
Furniture and equipment	—	—	800	—	800

Total property, plant and equipment	8	57,536	332,116	—	389,660
Accumulated depreciation, depletion and amortization	(7)	(42,828)	(130,229)	—	(173,064)

Total property, plant and equipment, net	1	14,708	201,887	—	216,596

OTHER ASSETS:
Restricted cash	25	—	46	—	71
Deferred charges, net	679	7,003	—	—	7,682
Drilling advances	—	—	2,009	—	2,009
Intercompany receivable and investment in subsidiaries	136,248	205,480	—	(341,728)	—
Other assets	—	150	50	—	200

Total other assets	136,952	212,633	2,105	(341,728)	9,962

TOTAL ASSETS	$137,284	$227,417	$256,484	$(341,728)	$279,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$70	$—	$10,935	$—	$11,005
Revenue payable	—	—	8,103	—	8,103
Accrued interest	401	1,062	—	—	1,463
Accrued drilling and operating costs	—	2,145	3,433	—	5,578
Commodity derivative contracts	—	786	11,097	—	11,883
Other accrued liabilities	38	68	5,391	—	5,497
Due to related parties	—	—	3,800	—	3,800
Current portion of long-term debt	2,907	—	—	—	2,907

Total current liabilities	3,416	4,061	42,759	—	50,236

LONG-TERM LIABILITIES:
Long-term debt	30,296	99,543	—	—	129,839
Asset retirement obligation	5	2,469	2,328	—	4,802
Commodity derivative contracts	—	—	2,620	—	2,620
Intercompany payable	—	2,379	23,282	(25,661)	—

Total long-term liabilities	30,301	104,391	28,230	(25,661)	137,261

TOTAL SHAREHOLDERS’ EQUITY	103,567	118,965	185,495	(316,067)	91,960

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,284	$227,417	$256,484	$(341,728)	$279,457

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of December 31, 2007

ASSETS
	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$73	$—	$85,781	$—	$85,854
Accounts receivable, net	10	265	5,188	(635)	4,828
Due from related parties	—	—	904	—	904
Prepaid expenses	291	—	944	—	1,235

Total current assets	374	265	92,817	(635)	92,821

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	2,988	66,856	—	69,844
Proved properties	8	43,611	203,753	—	247,372

Total natural gas and oil properties	8	46,599	270,609	—	317,216
Furniture and equipment	—	—	669	—	669

Total property, plant and equipment	8	46,599	271,278	—	317,885
Accumulated depreciation, depletion and amortization	(7)	(42,828)	(117,930)	—	(160,765)

Total property, plant and equipment, net	1	3,771	153,348	—	157,120

OTHER ASSETS:
Restricted cash	1,029	—	45	—	1,074
Deferred charges, net	924	7,410	—	—	8,334
Drilling advances	—	—	2,251	—	2,251
Intercompany receivable and investment in subsidiaries	128,677	209,494	—	(338,171)	—
Other assets	—	100	50	—	150

Total other assets	130,630	217,004	2,346	(338,171)	11,809

TOTAL ASSETS	$131,005	$221,040	$248,511	$(338,806)	$261,750

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47	$—	$11,954	$—	$12,001
Revenue payable	—	—	6,770	—	6,770
Accrued interest	401	1,133	—	—	1,534
Accrued drilling and operating costs	—	350	2,460	—	2,810
Commodity derivative contracts	—	480	—	—	480
Other accrued liabilities	244	586	4,636	(635)	4,831
Due to related parties	—	—	979	—	979

Total current liabilities	692	2,549	26,799	(635)	29,405

LONG-TERM LIABILITIES:
Long-term debt	33,179	99,506	—	—	132,685
Asset retirement obligation	5	2,289	2,097	—	4,391
Intercompany payable	589	1,615	26,668	(28,872)	—

Total long-term liabilities	33,773	103,410	28,765	(28,872)	137,076

TOTAL SHAREHOLDERS’ EQUITY	96,540	115,081	192,947	(309,299)	95,269

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,005	$221,040	$248,511	$(338,806)	$261,750

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended June 30, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$—	$3,744	$12,140	$—	$15,884
Unrealized natural gas hedge loss	—	140	(653)	—	(513)

Total revenues	—	3,884	11,487	—	15,371

EXPENSES:
Production taxes	—	421	53	—	474
Lease operating expenses	—	702	1,706	—	2,408
Transportation and treating	—	498	—	—	498
Depreciation, depletion and amortization	—	—	5,890	—	5,890
Accretion of asset retirement obligation	—	44	38	—	82
General and administrative expenses	292	(26)	3,798	—	4,064

Total expenses	292	1,639	11,485	—	13,416

INCOME (LOSS) FROM OPERATIONS	(292)	2,245	2	—	1,955

OTHER (EXPENSES) INCOME:
Interest expense	(943)	(947)	1	—	(1,889)
Investment income and other	17	(7)	471	—	481
Equity earnings in subsidiaries	1,765	474	—	(2,239)	—
Foreign transaction loss	(1)	—	—	—	(1)

INCOME BEFORE INCOME TAXES	546	1,765	474	(2,239)	546
Provision for income taxes	—	—	—	—	—

NET INCOME	$546	$1,765	$474	$(2,239)	$546

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended June 30, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$—	$1,328	$6,628	$—	$7,956
Unrealized natural gas hedge loss	—	—	—	—	—

Total revenues	—	1,328	6,628	—	7,956

EXPENSES:
Production taxes	—	136	84	—	220
Lease operating expenses	1	693	820	—	1,514
Transportation and treating	—	339	—	—	339
Depreciation, depletion and amortization	—	1,634	3,809	—	5,443
Impairment of natural gas and oil properties	—	1,141	27,373	—	28,514
Accretion of asset retirement obligation	—	41	31	—	72
Mineral resource properties	—	—	(136)	—	(136)
General and administrative expenses	375	1	3,143	—	3,519

Total expenses	376	3,985	35,124	—	39,485

LOSS FROM OPERATIONS	(376)	(2,657)	(28,496)	—	(31,529)

OTHER (EXPENSES) INCOME:
Interest expense	(3,968)	—	230	—	(3,738)
Investment income and other	1	—	771	—	772
Equity earnings in subsidiaries	8,723	11,380	—	(20,103)	—
Gain on sale of unproved natural gas and oil properties	—	—	38,872	—	38,872
Foreign transaction gain	—	—	3	—	3

INCOME BEFORE INCOME TAXES	4,380	8,723	11,380	(20,103)	4,380
Provision for income taxes	—	—	—	—	—

NET INCOME	$4,380	$8,723	$11,380	$(20,103)	$4,380

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Six Months Ended June 30, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$1	$6,878	$25,851	$—	$32,730
Unrealized natural gas hedge loss	—	(76)	(1,850)	—	(1,926)

Total revenues	1	6,802	24,001	—	30,804

EXPENSES:
Production taxes	—	769	(26)	—	743
Lease operating expenses	—	1,406	2,544	—	3,950
Transportation and treating	—	957	—	—	957
Depreciation, depletion and amortization	—	—	12,299	—	12,299
Accretion of asset retirement obligation	—	84	80	—	164
General and administrative expenses	589	16	7,734	—	8,339

Total expenses	589	3,232	22,631	—	26,452

INCOME (LOSS) FROM OPERATIONS	(588)	3,570	1,370	—	4,352

OTHER (EXPENSES) INCOME:
Interest expense	(1,887)	(2,093)	(5)	—	(3,985)
Investment income and other	38	(17)	1,283	—	1,304
Equity earnings in subsidiaries	4,114	2,654	—	(6,768)	—
Foreign transaction (loss) gain	(44)	—	6	—	(38)

INCOME BEFORE INCOME TAXES	1,633	4,114	2,654	(6,768)	1,633
Provision for income taxes	—	—	—	—	—

NET INCOME	$1,633	$4,114	$2,654	$(6,768)	$1,633

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Six Months Ended June 30, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$1	$3,481	$11,989	$—	$15,471
Unrealized natural gas hedge loss	—	—	—	—	—

Total revenues	1	3,481	11,989	—	15,471

EXPENSES:
Production taxes	—	370	144	—	514
Lease operating expenses	2	1,420	1,787	—	3,209
Transportation and treating	—	662	—	—	662
Depreciation, depletion and amortization	—	3,163	6,621	—	9,784
Impairment of natural gas and oil properties	—	1,141	27,373	—	28,514
Accretion of asset retirement obligation	—	81	57	—	138
Mineral resource properties	—	—	(123)	—	(123)
General and administrative expenses	739	1	9,571	—	10,311
Litigation settlement expense	—	—	1,365	—	1,365

Total expenses	741	6,838	46,795	—	54,374

LOSS FROM OPERATIONS	(740)	(3,357)	(34,806)	—	(38,903)

OTHER (EXPENSES) INCOME:
Interest expense	(7,894)	—	213	—	(7,681)
Investment income and other	1	—	1,134	—	1,135
Equity earnings in subsidiaries	2,060	5,417	—	(7,477)	—
Gain on sale of unproved natural gas and oil properties	—	—	38,872	—	38,872
Foreign transaction (loss) gain	(2)	—	4	—	2

INCOME (LOSS) BEFORE INCOME TAXES	(6,575)	2,060	5,417	(7,477)	(6,575)
Provision for income taxes	—	—	—	—	—

NET INCOME (LOSS)	$(6,575)	$2,060	$5,417	$(7,477)	$(6,575)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Six Months Ended June 30, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,633	$4,114	$2,654	$(6,768)	$1,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	12,299	—	12,299
Stock based compensation	—	—	1,711	—	1,711
Unrealized natural gas hedge loss	—	76	1,850	—	1,926
Amortization of deferred financing costs and debt discount	269	679	—	—	948
Accretion of asset retirement obligation	—	84	80	—	164
Equity in income of issuer subsidiaries	(4,114)	(2,654)	—	6,768	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Restricted cash for hedging program	1,000	—	—	—	1,000
Accounts receivable	6	(370)	(4,355)	—	(4,719)
Prepaid expenses	143	(76)	158	—	225
Accounts payable and accrued liabilities	(183)	470	8,784	—	9,071

Net cash provided by (used in) operating activities	(1,246)	2,323	23,181	—	24,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	—	(8,683)	(57,507)	—	(66,190)
Drilling advances	—	—	(1,551)	—	(1,551)
Purchase of furniture and equipment	—	—	(131)	—	(131)
Subsidiary equity investment repayments	—	—	(7,987)	7,987	—
Other	—	(50)	—	—	(50)

Net cash used in investing activities	—	(8,733)	(67,176)	7,987	(67,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subsidiary equity investment repayments	1,342	6,645	—	(7,987)	—
Increase (decrease) in restricted cash	4	—	(1)	—	3
Deferred financing charges and other	6	(235)	52	—	(177)

Net cash provided by financing activities	1,352	6,410	51	(7,987)	(174)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106	—	(43,944)	—	(43,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73	—	85,781	—	85,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$179	$—	$41,837	$—	$42,016

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Six Months Ended June 30, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,575)	$2,060	$5,417	$(7,477)	$(6,575)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	3,163	6,621	—	9,784
Impairment of natural gas and oil properties	—	1,141	27,373	—	28,514
Stock based compensation	—	—	2,167	—	2,167
Amortization of deferred financing costs and debt discount	2,167	—	—	—	2,167
Accretion of asset retirement obligation	—	81	57	—	138
Gain on sale of unproved natural gas and oil properties	—	—	(38,872)	—	(38,872)
Equity in income of issuer subsidiaries	(2,060)	(5,417)	—	7,477	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Accounts receivable	(8)	(16)	6,944	—	6,920
Prepaid expenses	180	135	142	—	457
Accounts payable and accrued liabilities	(212)	(741)	1,924	—	971

Net cash provided by (used in) operating activities	(6,508)	406	11,773	—	5,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(6)	(2,806)	(40,966)	—	(43,778)
Drilling advances	—	—	(147)	—	(147)
Proceeds from sale of unproved natural gas and oil properties, net of transaction costs	—	—	66,849	—	66,849
Purchase of furniture and equipment	—	—	(15)	—	(15)
Subsidiary equity investment repayments	(16,823)	—	—	16,823	—
Other	—	—	2	—	2

Net cash provided by (used in) investing activities	(16,829)	(2,806)	25,723	16,823	22,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Subsidiary equity investment repayments	—	2,400	14,423	(16,823)	—
Proceeds from issuance of common shares, net of share issue costs	23,381	—	—	—	23,381

Net cash provided by financing activities	23,381	2,400	14,423	(16,823)	23,381

NET INCREASE IN CASH AND CASH EQUIVALENTS	44	—	51,919	—	51,963
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46	—	40,687	—	40,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90	$—	$92,606	$—	$92,696

Cautionary Notes Regarding Forward-Looking Statements

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe”, “expect”, “anticipate”, “plan”, “intend”, “foresee”, “should”, “would”, “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Forward-looking statements may include statements that relate to, among other things our:

•	Financial position;

•	Business strategy and budgets;

•	Anticipated capital expenditures;

•	Drilling of wells;

•	Natural gas and oil reserves;

•	Timing and amount of future production of natural gas and oil;

•	Operating costs and other expenses;

•	Cash flow and anticipated liquidity;

•	Prospect development; and

•	Property acquisitions and sales.

While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, (3) our reports and registration statements filed from time to time with the SEC and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Gastar pursues a strategy combining select higher risk, deep natural gas exploration prospects with lower risk coal bed methane (CBM) development. Gastar owns and operates exploration and development acreage in the deep Bossier gas play of East Texas and has recently commenced exploration operations in the Marcellus Shale play in West Virginia and Pennsylvania. Gastar’s CBM activities are conducted within the Powder River Basin of Wyoming and Montana and on approximately 6.0 million gross acres controlled by us and our joint development partner in Australia’s Gunnedah Basin, located in New South Wales.

Hilltop Area, East Texas

Hilltop Area, East Texas. The majority of our drilling activities have been in the deep Bossier and Knowles Limestone plays in the Hilltop area, located in East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties. This exploration play has attracted some of the largest and most active operators in the United States. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production, significant decline rates and long-lived reserves.

Our first successful operated well was spudded in 2003 and placed on production in September 2004. As of June 30, 2008, we had successfully completed 16 out of 17 deep Bossier wells and five out of five Knowles Limestone wells. As of June 30, 2008, we were drilling 1 gross (0.5 net) Bossier well and 1 gross (0.5 net) Knowles Limestone well.

During the three months ended June 30, 2008, we completed the drilling of the Lone Oak Ranch #6, or LOR #6, well to a total depth of 16,475 feet and, based on drilling and log analysis, we encountered two productive middle Bossier sands. The well was initially completed in the deepest pay zone and placed on production at a gross sales rate of 17.5 MMcfd with flowing casing pressure of 9,200 psi. The well was subsequently completed in the upper zone and is currently producing at a rate of 10.6 MMcfd with flowing casing pressure of 6,200 psi. We are currently evaluating the optimal time to co-mingle the production from both zones. Gastar has a 50% working interest before payout (approximately 37.5% net revenue interest) in the LOR #6 well.

During the quarter, we also side-tracked and completed the LOR #4, a horizontal Knowles Limestone well, which currently is producing at a stabilized gross stabilized sales rate of 1.2 MMcfd. Gastar has a 50.0% working interest (approximately 37.5% net revenue interest) in the LOR #4 well.

The Brunette #1, a horizontal Knowles Limestone well, was drilled to a total measured depth of 15,251 feet (total vertical depth of 13,341 feet). The well encountered approximately 640 feet of reservoir quality formation within the 1,367-foot horizontal section of the wellbore. The Brunette #1 was stimulated and placed on production in mid-April 2008 and is currently producing at a gross stabilized rate of 0.3 MMcf per day. The well appears to have mechanical problems, and we anticipate initiating workover procedures in the near future.

Currently, we are drilling one deep Bossier well, the Belin #1, (an offset to the Wildman #3) and one middle Bossier well, the Lone Oak Ranch #7, (an offset to the LOR #6).

For the three and six months ended June 30, 2008, net production from the Hilltop area averaged 16.4 MMcfe per day and 18.6 MMcfe per day, respectively. For the balance of 2008, we anticipate a two-rig drilling program in East Texas focused on drilling Bossier wells offsetting recent successful wells.

Marcellus Shale – West Virginia and Pennsylvania

The Marcellus Shale, is a black shale of Middle Devonian age that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability have historically made the Marcellus an unconventional exploration target. Within the past few years, two technologies, hydrofracing and horizontal drilling, have been tested in the Marcellus Shale with very promising results. These developments have resulted in increased leasing and drilling activity in the area. In late 2007, we began acquiring an acreage position in the Marcellus Shale in West Virginia and Eastern Pennsylvania. For the remainder of 2008, we plan to continue to build our lease acreage position in this area. We anticipate that drilling in the Marcellus Shale will commence in late 2008 or early 2009.

Coalbed Methane – Powder River Basin, Wyoming and Montana

We own an approximate 40% average non-operated working interest in approximately 55,000 gross (21,900 net) acres in the Powder River Basin of Wyoming and Montana. Generally, CBM wells are shallow and less costly than conventional natural gas wells. Our primary areas of activity in the Powder River Basin are the Squaw Creek, Ring of Fire and adjacent fields, all of which are located north of Gillette, Wyoming in an active drilling area.

We had no drilling activity in the Powder River Basin during the three months ended June 30, 2008 but anticipate an increase in capital activity later this year. For both of the three and six months ended June 30, 2008, our average net production from our CBM properties in the Powder River Basin was approximately 5.5 MMcf per day.

Coalbed Methane – PEL 238, Gunnedah Basin, New South Wales, Australia

We have a 35% interest in PEL 238, a CBM exploratory property covering approximately 2.2 million gross (786,000 net) acres, located in the Gunnedah Basin of New South Wales (“NSW”), approximately 250 miles northwest of Sydney, Australia, near the town of Narrabri. We believe that the strategic location of the properties and potential CBM reserves near the large natural gas markets in the Sydney-Newcastle-Wollongong area and the concession’s location relative to other developing gas markets should create a competitive marketing advantage for the natural gas reserves that may be developed on PEL 238.

During 2006, we participated with our joint venture partner and license operator, Eastern Star Gas Limited (“ESG”), in the drilling of eight new vertical coal seam natural gas wells on approximately 40-acre spacing in close proximity to an existing well within the Bohena Project Area of PEL 238 and one additional monitoring well. The results from the pilot production phase of the program have been positive, with the results confirming the high measured permeability of the coal and the presence of natural gas in the coal.

During 2007, we and ESG were approached by potential buyers with an interest in potentially contracting for up to 1.0 Tcf of natural gas from PEL 238 to be delivered over a 15 to 20-year period commencing in late 2010, though there is no assurance that such an agreement will ultimately be reached or that such volumes will ultimately be produced from PEL 238. In March 2007, we announced that we and ESG had executed a Memorandum of Understanding (“MOU”) with Macquarie Generation, a New South Wales government-owned electricity generator, for the potential future supply of natural gas for its Bayswater power station. In November 2007, we announced that we and ESG had entered into a second MOU with Babcock & Brown to supply gas from the PEL 238 and PEL 433 concessions for use in the generation of electricity.

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

Beginning in 2008, we and ESG expanded our pilot production drilling program in the Bohena Project Area of PEL 238 and have successfully completed the drilling of the first three test coreholes, the Dewhurst #2, #3 and #4, in a 20-corehole exploration and appraisal drilling program on PEL 238. The results of the coreholes confirmed the presence of a thick Bohena coal seam developed to the south and east of the Bibblewindi pilot production area. The Dewhurst #2 encountered approximately 39 meters of coal within the Black Jack and Maules Creek coal formations, including approximately 18 meters in the targeted Bohena seam of which 14.7 meters was found in a single coal zone. The Dewhurst #3 encountered approximately 39 meters of coal within the Black Jack and Maules Creek coal formations, including approximately 17 meters in the targeted Bohena seam. We recently finished drilling the third corehole, the Dewhurst #4. The well encountered 39 meters of coal within the Black Jack and Maules Creek formations, including 16 meters in the Bohena seam. We are currently drilling the Dewhurst #7.

In late June 2008, we announced, subject to certain approvals, an agreement to acquire a 35% interest in the Wilga Park Power Station in New South Wales, Australia from ESG, which owns the remaining 65% interest. This acquisition aligns both of our ownerships in PEL 238 and the Wilga Park Power Station. The power station is located approximately 20 miles north of the Bohena Project Area of PEL 238. The acquisition also includes a 35% working interest in Petroleum Production License 3, which contains the Coonarah conventional gas field. Upon closing, anticipated in the third quarter of 2008, we will pay $3.0 million in cash to ESG, with an additional payment of $250,000 contingent upon the Wilga Park Power Station being successfully expanded to a capacity of seven megawatts (“MW”). The facility currently has a capacity of four MW with plans in place to gradually increase capacity up to 40 MW as coal seam gas production from PEL 238 increases. Construction of a flowline to deliver gas from the PEL 238 production pilots to the power station is in the final stages of permitting and right-of-way acquisition and is expected to be completed by the end of 2008. The power station will be the primary market for natural gas from PEL 238 until we begin fulfilling our supply arrangements under the two previously announced MOUs.

In July 2008, we and ESG entered into a Heads of Agreement (“HoA”) with the APA Group (“APA”), owner of the Central West and Moomba Sydney Gas Pipelines. Under the HoA, options for early delivery of coal seam gas from PEL 238 into NSW gas market are to be investigated. Under the HoA, it is anticipated that coal seam gas would be initially delivered to New South Wales gas markets via APA’s Central West Pipeline, with APA’s NSW pipeline system to subsequently be expanded as gas production and markets grow. By matching gas production, pipeline and market requirements in this manner, we and ESG believe we can minimize capital requirements, while realizing favorable gas transportation tariffs.

Coal Bed Methane – PEL 433-434, Gunnedah Basin, New South Wales, Australia

PEL 433 and PEL 434 are located adjacent to our PEL 238 project and cover approximately 3.8 million gross (1.3 million net) acres. Coal evaluation core-hole drilling completed during the 1970s and

1980s by the New South Wales government identified the distribution and thickness of the coal measures within a portion of PEL 433. The Hoskissons Coal Seam is believed to be approximately 4 to 6 meters thick and widely distributed within the eastern part of PEL 433. There has been no previous coal seam gas exploration and evaluation work in the area, and there is no information on gas content, gas composition or coal permeability.

In July 2007, we entered into a Farm-In Agreement with ESG under which we have earned a 35% working interest in the PEL 433 and PEL 434. Under the terms of the Farm-In Agreement, we paid the costs of a two core-hole program on PEL 433 and the related costs of the evaluation of the coal reservoirs intersected by the core-holes. A two corehole drilling program, designed to evaluate the coal seam gas permeability, gas content and gas composition, was completed in early 2008. The results from these wells showed good coal development, gas composition and excellent permeability in the area. Gas contents were low due to the shallow dept of the coal. Further investigation is underway to identify areas with improved gas content. Analysis of the core samples is continuing. This two corehole program fulfilled the first year capital expenditure commitment for PEL 433.

Both PEL 433 and 434 are set to expire February 2009. We and ESG plan to submit a renewal application including a drilling program to meet work commitment during the term of the renewal. As is customary, we and ESG anticipate that a renewal will necessitate a relinquishment of up to 25% of our current acreage.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this Form 10-Q.

The following table gives information about production volumes and prices of natural gas and oil for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Production:
Natural gas (MMcf)	2,036	1,358	4,442	2,611
Oil (MBbl)	2	2	3	6
Total (MMcfe)	2,046	1,372	4,459	2,644

Total (MMcfed)	22.5	15.1	24.5	14.6

Average sales prices:
Natural gas (per Mcf), including impact of realized hedging activities	$7.71	$5.75	$7.30	$5.80
Oil (per Bbl)	$105.43	$63.06	$102.00	$58.49

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $15.9 million for the three months ended June 30, 2008, up 100% from $8.0 million for the three months ended June 30, 2007. Of the increase in revenues, 49% was the result of a 49% increase in production volumes, primarily in East Texas, and 51% was due to a 34% increase in prices. During the three months ended June 30, 2008, approximately 61% of our total natural gas production was hedged. The realized effect of hedging on natural gas sales was a decrease of $2.6 million in revenues, resulting in a decrease in total price received from $9.01 per Mcf to $7.71 per Mcf.

Unrealized natural gas hedge loss of $513,000 is related to the time value of the costless collars. For the remainder of 2008, we have approximately 50% of our estimated natural gas production hedged.

Production taxes. We reported production taxes of $474,000 for the three months ended June 30, 2008, compared to $220,000 for the three months ended June 30, 2007. The increase in production tax was primarily the result of higher production and prices, primarily in Wyoming, and a severance tax refund in the second quarter of 2007 for our Texas wells.

Lease operating expenses. We reported lease operating expenses of $2.4 million for the three months ended June 30, 2008, up from $1.5 million for the three months ended June 30, 2007. Our lease operating expenses were $1.18 per Mcfe for the three months ended June 30, 2008, compared to $1.10 per Mcfe for the comparable period in 2007. The increase in total lease operating expenses was due to an increase in Texas workover costs coupled with higher production volumes. During the current quarter, workover costs totaled $952,000, or $0.47 per Mcfe, as compared to $276,000, or $0.20 per Mcfe for the same period in 2007. Excluding workover costs, lease operating costs for the three months ended June 30, 2008 were $0.71 per Mcfe, as compared to $0.90 per Mcfe for the same period in 2007.

Transportation and treating. We reported transportation expenses of $498,000 for the three months ended June 30, 2008, up from $339,000 for the three months ended June 30, 2007. This increase was primarily due to increased production and prices of natural gas in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $5.9 million for the three months ended June 30, 2008, up from $5.4 million for the three months ended June 30, 2007. The increase in DD&A expense was primarily the result of an increase in production volumes of 49%. The DD&A rate for the three months ended June 30, 2008 was $2.88 per Mcfe, as compared to $3.97 per Mcfe for the comparable period in 2007.

Impairment of natural gas and oil properties. There was no impairment of natural gas and oil properties recorded during the three months ended June 30, 2008. We recorded a $28.5 million impairment of natural gas and oil properties for the three months ended June 30, 2007. The weighted average natural gas price utilized for the June 30, 2007 ceiling impairment evaluation was $5.75 per Mcf, held constant.

General and administrative. We reported general and administrative expenses of $4.1 million for the three months ended June 30, 2008, up from $3.5 million for the three months ended June 30, 2007. The increase in general and administrative expenses was primarily due to an increase in legal costs and higher personnel costs. Legal costs related to the GeoStar litigation totaled approximately $968,000 in the current quarter an increase of $859,000 from the same period in 2007. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $855,000 and $931,000 for the three months ended June 30, 2008 and 2007, respectively.

Interest expense. We reported interest expense of $1.9 million for the three months ended June 30, 2008, compared to $3.7 million for the three months ended June 30, 2007. The decrease in interest expense was primarily the result of $2.6 million of interest being capitalized during the three months ended June 30, 2008, resulting from capital activity expansion, which was partially offset by higher interest expense on the new 12 3/4% Senior Secured Notes. There was no capitalized interest recorded for the comparable period in 2007.

Gain on sales of natural gas and oil properties. In May 2007, we sold a portion of our undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $68.2 million before transaction costs of approximately $1.4 million, resulting in a gain on sale of $38.9 million.

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $32.7 million for the six months ended June 30, 2008, up 112% from $15.5 million for the six months ended June 30, 2007. Of the increase in revenues, 62% was the result of a 69% increase in production volumes, primarily in East Texas, and 38% was due to a 25% increase in prices. During the six months ended June 30, 2008, approximately 51% of our natural gas production was hedged. The realized effect of hedging on natural gas sales was a decrease of $2.9 million in revenues, resulting in a decrease in total price received from $7.95 per Mcf to $7.30 per Mcf.

Unrealized natural gas hedge loss of $1.9 million is related to the time value of the costless collars. For the remainder of 2008, we have approximately 50% of our estimated natural gas production hedged.

Production taxes. We reported production taxes of $743,000 for the six months ended June 30, 2008, compared to $514,000 for the six months ended June 30, 2007. The increase in production taxes was the result of higher production and prices, primarily in Wyoming, and a severance tax refund in the second quarter of 2007 for our Texas wells.

Lease operating expenses. We reported lease operating expenses of $4.0 million for the six months ended June 30, 2008, up from $3.2 million for the six months ended June 30, 2007. Our lease operating expenses were $0.89 per Mcfe for the six months ended June 30, 2008, compared to $1.21 per Mcfe for the comparable period in 2007. The increase in total lease operating expenses was due to higher Texas workover costs coupled with higher production volumes. During the current period, workover costs totaled $933,000, or $0.21 per Mcfe, as compared to $331,000, or $0.13 per Mcfe during the same period in 2007. Excluding workover costs, lease operating costs for the six months ended June 30, 2008 was $0.68 per Mcfe, as compared to $1.08 per Mcfe for the same period in 2007.

Transportation and treating. We reported transportation expenses of $957,000 for the six months ended June 30, 2008, up from $662,000 for the six months ended June 30, 2007. This increase was primarily due to increased production and prices in Wyoming.

Depreciation, depletion and amortization. We reported DD&A of $12.3 million for the six months ended June 30, 2008, up from $9.8 million for the six months ended June 30, 2007. The increase in DD&A expense was the result of a 69% increase in production, primarily attributable to new East Texas wells. The DD&A rate for the six months ended June 30, 2008 was $2.76 per Mcfe, as compared to $3.70 per Mcfe for the comparable period in 2007.

Impairment of natural gas and oil properties. There was no impairment recorded during the six months ended June 30, 2008. We recorded a $28.5 million impairment of natural gas and oil properties for the six months ended June 30, 2007. The weighted average natural gas price utilized for the June 30, 2007 ceiling impairment evaluation was $5.75 per Mcf, held constant.

General and administrative. We reported general and administrative expenses of $8.3 million for the six months ended June 30, 2008, down from $10.3 million for the six months ended June 30, 2007. This decrease in general and administrative expenses was primarily due to a $3.6 million allowance for doubtful accounts established for certain GeoStar receivables during the six month period ended June 30, 2007. Excluding this GeoStar allowance, general and administrative expenses were up $1.6 million due to higher legal and personnel costs. Legal costs related to the GeoStar litigation totaled approximately $1.7 million for the six months ended June 30, 2008, an increase of $1.6 million for the same period in 2007. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $1.7 and $2.2 million for the six months ended June 30, 2008 and 2007, respectively.

Litigation settlement expense. There was no litigation settlement expense for the six months ended June 30, 2008. The $1.4 million litigation settlement expense incurred in the six months ended June 30, 2007 was primarily the result of an accrual related to a proposed settlement with GeoStar on certain matters, which was not settled during the period.

Interest expense. We reported interest expense of $4.0 million for the six months ended June 30, 2008, compared to $7.7 million for the six months ended June 30, 2007. The decrease in interest expense was primarily the result of $5.0 million of interest being capitalized during the six months ended June 30, 2008, resulting from capital activity expansion, which was partially offset by higher interest expense on the new 12 3/4% Senior Secured Notes. There was no capitalized interest recorded for the comparable period in 2007.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $42.0 million. The administrative agent to our Revolving Credit Facility has recently approved, subject to the agreement of our other syndication banks, an increase in our borrowing base to $45.0 million, of which $6.5 million is being utilized as collateral for a letter of credit to support the Company’s hedging activities. This increase will provide us with an additional $38.5 million of borrowing capacity availability under our Revolving Credit Facility. For the six months ended June 30, 2008, we reported cash flow from operations of $24.3 million, up from $5.7 million of cash flow from operations for the six months ended June 30, 2007. This increase resulted primarily from a 69% increase in production volumes and a 25% increase in prices. Capital expenditures on natural gas and oil properties totaled $66.2 million for the six months ended June 30, 2008, including $25.8 million related to the GeoStar settlement regarding the look-back dispute.

Covenants in our 12 3/4% Senior Secured Notes indenture, our indenture governing our 9.75% convertible senior unsecured subordinated debentures and our Revolving Credit Facility agreement require us to make an offer to repurchase or repay all of the outstanding indebtedness thereunder in the event of a change of control of the Company, as defined in the respective agreements. Each of the indentures provides that if there is a change of control of the Company, we are required to make an offer to each holder to repurchase all or any part of the 12 3/4% Senior Secured Notes or the 9.75% convertible senior unsecured subordinated debentures, as the case may be, at 101% of the aggregate principal amount of the notes or debentures tendered for repurchase, plus accrued and unpaid interest. In the event of a change of control, as defined in the Revolving Credit Facility agreement, all obligations under the Revolving Credit Facility will become immediately due and payable. If the change of control event occurs in one or more of these agreements, we may not have adequate financing available to meet the resulting payment obligations.

We continually evaluate our capital needs and compare them to our capital resources. To execute our operational plans in East Texas, Appalachia and Australia, additional funds will be needed for acreage acquisition, seismic and other geologic analysis, drilling, undertaking completion activities and for general corporate purposes. We may have to significantly reduce our drilling and development program if our internally generated cash flow from operations and cash flow from financing activities are not sufficient to pay debt service, corporate overhead and expenditures associated with our projected drilling and development activities. We expect to fund these expenditures from internally generated cash flow, cash on hand, sales of assets and the issuance of additional debt or equity. We may also attempt to balance future capital expenditures through joint venture development of certain properties with industry partners. We cannot be certain that future funds will be available to fully execute our current business plan.

Based on our current budget, we have sufficient capital, together with internally generated cash flow and borrowing capacity under our existing Revolving Credit Facility to fund our exploration and development activities in United States and Australia for the remainder of 2008. We anticipate having to secure additional funding of $50.0 to $80.0 million to fund our current budgeted 2009 capital program, including capital required for additional acreage acquisitions and exploration activities in West Virginia and Eastern Pennsylvania, and related debt maturities. The funding of any capital short fall could include non-strategic asset sales, promoting a joint venture partner on our properties outside of Texas, and additional debt or equity issuances.

Our cash flow and ability to raise capital are highly dependent upon natural gas pricing. A material decrease in current and projected natural gas prices could impact our ability to fund future activities, impair our ability to raise additional capital on acceptable terms and result in a financial covenant default under the our Revolving Credit Facility or 12 3/4% Senior Secured Notes, resulting in mandatory principal reduction under certain conditions.

In 2007 and 2008, we entered into various costless collar transactions with counterparties. The volumes currently hedged represent approximately 50% of our remaining 2008 projected production and 24% of our 2009 projected production.

A covenant in our Revolving Credit Facility agreement restricts us from hedging more than 85% of the projected natural gas production from proved developed producing reserves.

At June 30, 2008, we were in compliance with all debt covenants.

Off Balance Sheet Arrangements

As of June 30, 2008, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2 to our condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

For information as to new accounting pronouncements, see Note 1 to our condensed consolidated financial statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. We have entered into hedge transactions to mitigate our commodity pricing risk. For the six months ended June 30, 2008, a 10% change in the prices received for natural gas production would have had an approximate $3.5 million impact on our revenues before mitigating factors that might result from having hedge transactions in place. See Note 5 to our condensed consolidated financial statements for additional information on our commodity hedging activities.

Interest Rate Risk

The carrying value of our debt approximates fair value. At June 30, 2008, we had approximately $133.3 million in principal amount of long-term debt, all of which was at a fixed interest rate. A 10% fluctuation in interest rates would have no impact on our annual interest expense.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in United States dollars, thus limiting our exposure to currency translation risk. During the six months ended June 30, 2008, we spent approximately $3.1 million of capital expenditures on our Australian activities. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 4.	Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Note 13 to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

In addition to other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and future results. The risk factors described in our Annual Report on Form 10-K are not the only risk factors facing our Company. Additional risk factors and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 20, 2008, we held our annual meeting of shareholders. At the annual meeting, there were 149,521,139 common shares entitled to vote attending by person or by proxy. As a result, the total common shares represented at the meeting were 71.24% of the total 209,894,811 of common shares outstanding as of the record date and entitled to vote. The following matters were voted upon and passed:

1.	To fix our directors at four (4) members: VOTES FOR 141,367,937, AGAINST 8,129,459, ABSTAIN 23,742.

2.	To elect our board of directors for the ensuing year:

	For	Withheld
J. Russell Porter	148,506,247	1,014,891
Abby F. Badwi	148,772,388	748,750
Robert D. Penner	142,384,689	7,136,449
John M. Selser Sr.	149,090,380	430,758

3.	To ratify the reappointment of BDO Seidman, LLP, as our independent registered public accounting firm, for the ensuing year and to authorize our board of directors to fix the independent registered public accounting firm’s remuneration: VOTES FOR 149,224,465, AGAINST 282,752, ABSTAIN 13,921.

4.	To adopt a special resolution, authorizing our board of directors, in its sole discretion, to effect a reverse stock split, or consolidation, of our issued and outstanding common shares on the basis of one (1) common share for up to a maximum of five (5) common shares outstanding. VOTES FOR 146,960,565, VOTES WITHHELD 2,299,646, ABSTAIN 260,925.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed or furnished (in the case of 32.1 and 32.2) as part of this Form 10-Q. Where so indicated by a note, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1††	Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2††	Certification of the chief financial officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. ††

†	Filed herewith.
††	Furnished herewith.

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
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Appendix B to the Company’s Proxy Statement for the Annual and Special Meeting of Shareholders dated April 30, 2007 to be held June 1, 2007.

3(ii)	Bylaws of Gastar Exploration Ltd. approved at March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and Westwind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Form of Subscription Agreement for United States purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.6	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Form of Subscription Agreement for United States purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.8	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.9	Form of 10% subordinated note issued June 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.10	Form of warrant to purchase common shares of Gastar Exploration Ltd issued in connection with the sale of 10% subordinated notes in June 2004 (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.11	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S- 1/A, filed on October 30, 2005. Registration No. 333-127498).

4.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.13	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.14	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.15	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

4.16	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4% Senior Secured Note due 2012) 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.17	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.18	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2007).

4.19	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association, as Administrative Agent, and Letter of Credit Issuer 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2007).

4.20	Warrant dated June 11, 2008, entitling GeoStar Corporation to acquire, subject to adjustments, 10,000,000 Gastar Exploration Ltd. common shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report of Form 8-K dated June 13, 2008).

4.21	Waiver and first Amendment to Credit Agreement among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association, as Administrative Agent, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 11, 2008).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as periodically amended (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2006. File No. 001-32714).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.5	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.6	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.7	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.8	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.9	Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001- 32714).

10.11*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.12*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.14	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.15	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.16	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.17*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.18*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

10.19	Waiver and First Amendment to Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory hereto, the Lenders Signatory hereto and Amegy Bank National Association, as Administrative Agent executed June 6, 2008 and effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 11, 2008).

10.20	Settlement Agreement and Comprehensive General Release dated June 11, 2008 for the resolution of disputes between GeoStar Corporation and Gastar Exploration Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 13, 2008).

10.21*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and J. Russell Porter as of July 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 28, 2008).

10.22*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and Michael A. Gerlich as of July 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 28, 2008).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1	Subsidiaries of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 21.1 of the Company’s annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.