Form 10-Q
period 2008-09-30
GASTAR EXPLORATION LTD
filed 2008-11-10
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0570897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(ZIP Code)

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

Total number of common shares, no par value per share, as of November 7, 2008 was 209,939,913.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$14,074	$85,854
Accounts receivable, net of allowance for doubtful accounts of $564 and $4,315, respectively	4,478	4,828
Commodity derivative contracts	3,725	—
Due from related parties	2,706	904
Prepaid expenses	213	1,235

Total current assets	25,196	92,821

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	138,990	69,844
Proved properties	286,839	247,372

Total natural gas and oil properties	425,829	317,216
Furniture and equipment	886	669

Total property, plant and equipment	426,715	317,885
Accumulated depreciation, depletion and amortization	(179,131)	(160,765)

Total property, plant and equipment, net	247,584	157,120

OTHER ASSETS:
Restricted cash	71	1,074
Commodity derivative contracts	767	—
Deferred charges, net	7,302	8,334
Drilling advances	2,705	2,251
Other assets	150	150

Total other assets	10,995	11,809

TOTAL ASSETS	$283,775	$261,750

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,837	$12,001
Revenue payable	8,679	6,770
Accrued interest	4,732	1,534
Accrued drilling and operating costs	4,595	2,810
Commodity derivative contracts	—	480
Other accrued liabilities	2,727	4,831
Due to related parties	4,344	979
Current portion of long-term debt	3,215	—

Total current liabilities	38,129	29,405

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	129,563	132,685
Asset retirement obligation	4,887	4,391

Total long-term liabilities	134,450	137,076

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
Common stock, no par value, unlimited shares authorized, 209,939,913 and 208,194,570 common shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	249,980	249,980
Additional paid-in capital	22,197	14,366
Accumulated other comprehensive income (loss) – fair value of commodity hedging	2,986	(480)
Accumulated other comprehensive loss – foreign exchange	(38)	(29)
Accumulated deficit	(163,929)	(168,568)

Total shareholders’ equity	111,196	95,269

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,775	$261,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except shares and per share data)
REVENUES:
Natural gas and oil revenues	$12,465	$9,775	$45,195	$25,246
Unrealized natural gas hedge income	3,432	—	1,506	—

Total revenues	15,897	9,775	46,701	25,246

EXPENSES:
Production taxes	340	256	1,083	770
Lease operating expenses	1,919	1,700	5,869	4,909
Transportation and treating	518	426	1,475	1,088
Depreciation, depletion and amortization	6,067	6,625	18,366	16,409
Impairment of natural gas and oil properties	—	—	—	28,514
Accretion of asset retirement obligation	86	77	250	215
Mineral resource properties	—	15	—	(108)
General and administrative expenses	3,190	3,193	11,529	13,504
Litigation settlement expense	—	—	—	1,365

Total expenses	12,120	12,292	38,572	66,666

INCOME (LOSS) FROM OPERATIONS	3,777	(2,517)	8,129	(41,420)

OTHER (EXPENSES) INCOME:
Interest expense	(913)	(4,100)	(4,898)	(11,781)
Investment income and other	163	1,084	1,467	2,219
Gain on sale of unproved natural gas and oil properties	—	—	—	38,872
Foreign transaction gain (loss)	(21)	7	(59)	9

INCOME (LOSS) BEFORE INCOME TAXES	3,006	(5,526)	4,639	(12,101)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$3,006	$(5,526)	$4,639	$(12,101)

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$(0.03)	$0.02	$(0.06)

Diluted	$0.01	$(0.03)	$0.02	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	207,098,570	207,098,570	207,098,570	201,389,892

Diluted	207,098,570	207,098,570	207,098,570	201,389,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,639	$(12,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	18,366	16,409
Impairment of natural gas and oil properties	—	28,514
Stock based compensation	2,442	3,065
Unrealized natural gas hedge income	(1,506)	(65)
Amortization of deferred financing costs and debt discount	1,461	3,300
Accretion of asset retirement obligation	250	215
Gain on sale of unproved natural gas and oil properties	—	(38,872)
Changes in operating assets and liabilities:
Restricted cash for hedging program	1,000	(1,000)
Accounts receivable	(1,452)	7,654
Prepaid expenses	444	675
Accounts payable and accrued liabilities	15,438	2,394

Net cash provided by operating activities	41,082	10,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(109,102)	(55,267)
Drilling advances	(3,203)	(3,786)
Proceeds from sale of unproved natural gas and oil properties, net of transaction costs	—	66,849
Purchase of furniture and equipment	(217)	(62)

Net cash provided by (used in) investing activities	(112,522)	7,734

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of share issue costs	—	23,381
Decrease (increase) in restricted cash	3	(26)
Deferred financing charges and other	(343)	11

Net cash provided by (used in) financing activities	(340)	23,366

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,780)	41,288
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,854	40,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,074	$82,021

The accompanying notes are an integral part of these condensed financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accounting policies followed by Gastar Exploration Ltd. and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007. Additionally, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by independent registered public accountants but, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full year.

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

Fair Value Measurements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for the years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Effective January 1, 2008, the Company adopted SFAS No. 157 and has chosen to defer the implementation of nonfinancial assets and liabilities in accordance with FSP FAS No. 157-2. The effect of adoption in January 1, 2008 was immaterial to the Company’s financial position. The adoption of FSP FAS No. 157-2 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions. See Note 10 for additional information regarding the adoption of SFAS No. 157.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of California, Montana, Texas, West Virginia, southwestern Pennsylvania and Wyoming in the United States and in New South Wales in Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to September 30, 2008:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$119,127	$19,863	$138,990
Proved properties	286,235	604	286,839

Total natural gas and oil properties	405,362	20,467	425,829
Furniture and equipment	759	127	886

Total property and equipment	406,121	20,594	426,715

Impairment of proved natural gas and oil properties	(104,205)	(604)	(104,809)
Accumulated depreciation, depletion and amortization	(74,307)	(15)	(74,322)

Total accumulated depreciation, depletion and amortization	(178,512)	(619)	(179,131)

Total property and equipment, net	$227,609	$19,975	$247,584

At September 30, 2008, unproved properties not being amortized consisted of United States drilling in progress costs of $6.7 million, United States acreage acquisition costs of $112.4 million and Australian unevaluated property costs of $19.9 million.

There was no impairment of United States or Australian properties during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, the results of management’s ceiling test evaluation resulted in an impairment of United States proved properties of $28.5 million. Management determined that no impairment was required on Australian properties during the nine months ended September 30, 2007.

3. Long-Term-Debt

The following shows the Company’s long-term debt as of the dates indicated:

	September 30, 2008	December 31, 2007
	(in thousands)
Revolving credit facility	$—	$—
12 3/4% senior secured notes	99,563	99,506
9.75% Convertible senior debentures	30,000	30,000
10% Subordinated unsecured notes payable	—	3,179

Long-term portion of long-term debt	129,563	132,685

Current portion of long-term debt	3,215	—

Total long-term debt	132,778	132,685

Debt discount costs to be accreted	472	565

Total long-term debt at maturity	$133,250	$133,250

12 3/4% Senior Secured Notes due 2012

On November 29, 2007, Gastar Exploration USA, Inc. (“Gastar USA”), a wholly owned subsidiary of Gastar Exploration Ltd. (“Parent”), sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes due December 1, 2012 (“12 3/4% Senior Secured Notes”) at an issue price of 99.50%. Approximately $76.7 million of the $92.5 million net proceeds from the offering were used to repay the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

then outstanding senior secured notes, with the remaining net proceeds to be used for general corporate purposes. Interest is payable semi-annually in arrears on June 1 and December 1, in cash on the principal amount at an annual rate of 12 3/4%. The annual effective interest rate, after amortization of the debt discount and fees paid to establish the 12 3/4% Senior Secured Notes, is 14.98%. The 12 3/4% Senior Secured Notes are fully and unconditionally guaranteed jointly and severally by Gastar USA, the Parent and all of the Parent’s existing and future material domestic subsidiaries. The 12 3/4% Senior Secured Notes and the guarantees are secured by a lien on Gastar USA’s principal domestic natural gas and oil properties and other assets that secure Gastar USA’s revolving credit facility (“Revolving Credit Facility”), subject to certain exceptions. The 12 3/4% Senior Secured Notes mature on December 1, 2012.

As of September 30, 2008, the Company was in compliance with all debt covenants under the 12 3/4% Senior Secured Notes.

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the 12 3/4% Senior Secured Notes, Gastar USA entered into a Revolving Credit Facility providing for a first priority lien borrowing base. The borrowing base is to be re-determined at least semi-annually, using the lender’s usual and customary criteria for natural gas and oil reserve valuation. As a result of the recent turmoil in the credit markets, the administrative agent to the Company’s Revolving Credit Facility was unable to syndicate a proposed increase in the borrowing base to $45.0 million. The borrowing base remains at $19.4 million without syndication, of which $500,000 is being utilized as collateral for a letter of credit to support the Company’s hedging activities. The applicable interest rate margin varies from -0.75% to 0.0% in the case of borrowings based on the prime rate and from 1.5% to 2.25% in the case of borrowings based on the Eurodollar rate applicable to the interest period, depending on the utilization level in relation to the borrowing base. At September 30, 2008, the prime rate was 5.0%, and the Eurodollar rates for one and three months were 3.9% and 4.1%, respectively. The Revolving Credit Facility and related guarantees under the Revolving Credit Facility are guaranteed by the Parent and all its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility and secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender. The Revolving Credit Facility matures on October 15, 2009.

As of September 30, 2008, the Company was in compliance with all debt covenants under the Revolving Credit Facility.

Convertible Senior Unsecured Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures. The convertible senior unsecured debentures have a term of five years and are due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. The convertible senior unsecured debentures are convertible by the holders into 6,849,315 common shares at a conversion price of $4.38 per share and are redeemable, at the option of the Company, upon notice that the average price of the Company’s common shares for 20 consecutive trading days is at least 130% of the conversion price.

Subordinated Unsecured Notes Payable

The Company’s $3.25 million subordinated unsecured notes mature between April 2009 and September 2009, bear interest at 10% per annum and are callable by the Company at 101%. As of September 30, 2008, $3.25 million of the subordinated unsecured notes was reflected as current portion of long-term debt.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Equity Compensation Plans

Share-Based Compensation Plans

2002 Stock Option Plan. The Company’s 2002 Stock Option Plan was approved and ratified by the Company’s shareholders in July 2002. It authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Stock option grant expirations vary between five and 10 years. The vesting schedule for stock option grants has varied from two years to four years but generally has occurred over a four-year period at 25% per year beginning on the first anniversary date of the grant. Stock options issued pursuant to the Company’s 2002 Stock Option Plan have an exercise price determined by the Board of Directors, but the exercise price cannot be less than the market price on the date immediately prior to the date of grant, as reported by any stock exchange on which the Company’s common shares are listed. If a stock option granted under the Company’s 2002 Stock Option Plan expires or terminates for any reason in accordance with the terms of the 2002 Stock Option Plan, the unpurchased common shares subject to that stock option become available for other stock option grants.

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

As of September 30, 2008, stock option grants covering the issuance of 9,648,750 common shares were outstanding under the 2002 Stock Option Plan.

2006 Gastar Long-Term Stock Incentive Plan. On June 1, 2006, the Company’s shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan. The 2006 Gastar Long-Term Stock Incentive Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award established by the Remuneration Committee, which is consistent with the Plan’s purposes, to directors, officers and employees of the Company and its subsidiaries covering a maximum of 5.0 million common shares. The contractual life and vesting period for a grant is determined by the Board of Directors at the time the grant is awarded. The vesting period for restricted common stock grants during 2007 and 2008 was over four years, with one-third vesting on the second, third and fourth anniversaries of the date of grant. As of September 30, 2008, grants covering the issuance of 2,841,343 restricted common shares were outstanding under the 2006 Gastar Long-Term Stock Incentive Plan.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Expected Volatility. Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of its common shares at the beginning of the quarter in which the stock option is granted. The volatility is based on historical movements of the Company’s common share price on the American Stock Exchange and the Toronto Stock Exchange over a period that approximates the expected life.

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

Expected Forfeitures. Beginning March 1, 2008, the Company increased the forfeiture rate to 6% from 5%. The forfeiture rate is used in calculating compensation expense and is based on the number of forfeitures of all unvested stock option since January 1, 2004 as a percentage of all stock option grants since January 1, 2004 calculated at the beginning of the year. The forfeiture rate is evaluated annually at the beginning of the year.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. There were no stock options granted during the nine months ended September 30, 2008. The table below summarizes the number of stock options granted and the assumptions for the stock options granted for the nine months ended September 30, 2007.

For the Nine Months Ended September 30, 2007
Stock options granted	828,000
Expected life (years)	6.25
Expected volatility	44.4%-44.7%
Risk-free interest rate	4.3%-5.1%

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the periods indicated. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised. There were no stock options granted or exercised during the nine months ended September 30, 2008. The table below sets forth the weighted average fair value per share of stock options granted and the intrinsic value of stock options exercised during the nine months ended September 30, 2007. There were no stock options exercised during the nine months ended September 30, 2007.

For the Nine Months Ended September 30, 2007
Weighted average fair value per share of stock options granted	$1.11
Intrinsic value of stock options exercised	$—

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Option Activity

The following table summarizes the annual changes and option exercise prices for stock options under the Company’s 2002 Stock Option Plan for the nine months ended September 30, 2008:

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2007	10,173,750	$3.19
Stock options granted	—	$—
Stock options exercised	—	$—
Stock options cancelled/expired	525,000	$2.46

Stock options outstanding as of September 30, 2008	9,648,750	$3.10

Stock options exercisable as of September 30, 2008	7,774,583	$3.09

The table below summarizes certain information about the stock options for the nine months ended September 30, 2008. Fair value calculations are as of the date of grant.

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at December 31, 2007	5,045,834	$1.22
Unvested stock options at September 30, 2008	1,874,167	$1.34
Stock options granted during the nine-month period	—	$—
Stock options that vested during the nine-month period (1)	2,821,667	$1.15
Stock options forfeited/canceled during the nine-month period	525,000	$1.09

(1)	The number of common shares vested during the period excludes any common shares that vested during the reporting period but which were canceled prior to the end of the reporting period.

As of September 30, 2008, there was no aggregate intrinsic value for outstanding stock options, and the remaining weighted average contractual life of outstanding stock options was 4.4 years. As of September 30, 2008, there was no aggregate intrinsic value for exercisable stock options, and the remaining weighted average contractual life of exercisable stock options was 3.7 years. As of September 30, 2008, the total fair value of exercisable stock options was $8.7 million.

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants for the nine months ended September 30, 2008:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value
Restricted common shares outstanding as of December 31, 2007	1,096,000	$2.15
Restricted common shares granted	1,745,343	$1.90
Restricted common shares vested	—	$—
Restricted common shares cancelled/expired	—	$—

Restricted common shares outstanding as of September 30, 2008	2,841,343	$2.00

For the nine months ended September 30, 2008, the Company used a 6% forfeiture rate for restricted common share grants, the same percentage used for stock option grants.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the range of grant dates (final vesting dates) and grant date prices for restricted common shares outstanding and unvested as of September 30, 2008:

	Restricted Common Shares Outstanding	Grant Date Fair Value
July 3, 2007 (July 3, 2011)	983,500	$2.20
August 27, 2007 (August 27, 2011)	112,500	$1.67
January 16, 2008 (January 16, 2012)	10,000	$1.09
May 16, 2008 (May 16, 2012)	1,690,343	$1.91
August 18, 2008 (August 18, 2012)	45,000	$1.75

Total	2,841,343	$2.00

Stock-Based Compensation Expense

For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $731,000 and $899,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $2.4 million and $3.1 million, respectively. All stock-based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

5. Commodity Hedging Contracts

The following costless collar transactions were outstanding with associated notional volumes and contracted floor and ceiling prices that represent hedge prices for the index specified as of September 30, 2008:

Date	Period	Derivative Instrument (1)	Hedge Strategy	Notional Daily Volume	Total of Notional Volume Remaining	Floor Price	Ceiling Price	Index		Production Area Hedged
				(MMBtu)	(MMBtu)	(MMBtu)	(MMBtu)
09/21/07	Cal 08	CC	Cash flow	2,000	184,000	$5.50	$7.50	CIG	(3)	WY
12/12/07	Cal 08	CC	Cash flow	5,000	460,000	$6.75	$8.00	HSC	(2)	TX
01/03/08	Cal 08	CC	Cash flow	5,000	460,000	$7.00	$8.88	HSC	(2)	TX
01/18/08	Cal 08	CC	Cash flow	800	73,600	$6.00	$7.90	CIG	(3)	WY
02/19/08	Cal 09	CC	Cash flow	5,000	1,825,000	$8.00	$9.30	HSC	(2)	TX
04/24/08	Cal 09	CC	Cash flow	5,000	1,825,000	$9.00	$11.85	HSC	(2)	TX

(1)	CC = Costless collars.
(2)	East-Houston-Katy - Houston Ship Channel.
(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains.

As of September 30, 2008, the Company’s current cash flow hedge positions were with counterparties that are major United States financial institutions, none of which are known to the Company to be in default on their hedge positions. The credit support for certain of the Company’s hedges is a $500,000 letter of credit, with the remaining credit support under the Revolving Credit Facility through intercreditor agreements. We currently utilize only costless collars which are placed with major financial institutions of high credit quality that we believe are a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Based on the Company’s projections, approximately 55% of its remaining 2008 and 41% of its 2009 estimated natural gas production was hedged as of September 30, 2008.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company recorded a short-term and a long-term derivative asset of $3.7 million and $767,000, respectively, related to the difference between hedged commodity prices and market prices on hedged volumes as of September 30, 2008, after application of SFAS No. 157. All of the Company’s derivative instruments have been designated as cash flow hedging instruments and are deemed to be highly effective. For the nine months ended September 30, 2008, the Company recognized unrealized gains in the statement of operations of $1.5 million related to the change in time value of the costless collars and did not recognize any ineffectiveness on the cash flow hedges. The Company records time value on the costless collars designated as cash flow hedges currently in earnings, as it has elected to exclude time value from its assessment of hedge effectiveness.

6. Common Shares

Authorized

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value.

Other Share Issuances

During the nine months ended September 30, 2008, the Company issued 1,745,343 restricted common shares to employees, subject to vesting, pursuant to the Company’s 2006 Gastar Long-Term Stock Incentive Plan.

Shares Reserved

At September 30, 2008, the Company has reserved 26,730,586 common shares to be issued pursuant to the conversion of convertible debt (6,849,315 common shares), exercise of options (9,648,750 common shares) and the exercise of warrants (10,232,521 common shares).

7. Warrants

The following table summarizes warrant information to purchase common shares as of September 30, 2008:

	Number of Warrants	Fair Value of Warrants (in thousands)	Weighted Average Warrant Price	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
Warrants issued in connection with $3.25 million subordinated unsecured notes payable	232,521	$235	$2.80	0.6	$2.80
Warrant issued in connection with the GeoStar litigation settlement	10,000,000	$5,388	(1)	3.2	(1)

(1)	The warrant is exercisable for $2.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present oil and gas interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500 million. A sale, or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500 million or less will terminate the warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrant will be exercisable for a six-month period commencing on that date at $3.00 per share. The Company is not obligated to sell any of its East Texas properties.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Interest Expense

The following tables summarize the components of interest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Interest expense:
Cash and accrued	$3,967	$2,968	$11,965	$8,481
Amortization of deferred financing costs and debt discount	513	1,132	1,461	3,300
Capitalized interest	(3,567)	—	(8,528)	—

Total interest expense	$913	$4,100	$4,898	$11,781

9. Income Taxes

Due to the Company’s significant net operating loss carryforwards, the Company did not record any income tax expense for the nine months ended September 30, 2008 and 2007. The Company fully reserves its deferred tax asset through a valuation allowance.

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

•

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas zero cost collars. Although the Company utilizes third party broker quotes to assess the reasonableness of prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these instruments as Level 2.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The determination of the fair values below incorporates various factors required under SFAS No. 157, including the impact of the Company’s counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

	As of September 30, 2008
	Level 1	Level 2	Level 3	Total
		(in thousands)
Asset:
Derivative asset	$—	$—	$4,492	$4,492
Liabilities:
Derivative liability	$—	$—	$—	$—

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2008:

	Derivatives Three Months Ended September 30, 2008	Derivatives Nine Months Ended September 30, 2008
	(in thousands)
Balance as of June 30, 2008 and December 31, 2007, respectively	$(14,503)	$(391)
Total gains or losses (realized or unrealized):
Included in earnings (1)	3,254	(1,550)
Included in other comprehensive loss	15,173	2,986
Purchases, issuances and settlements	568	3,447
Transfers in and out of Level 3	—	—

Balance as of September 30, 2008	$4,492	$4,492

Changes in unrealized losses relating to derivatives still held as of September 30, 2008	$3,432	$1,506

(1)	This amount is included in total revenues on the statement of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Basic and diluted income (loss) and shares outstanding:
Net income (loss)	$3,006	$(5,526)	$4,639	$(12,101)
Weighted average common shares outstanding:
Basic	207,098,570	207,098,570	207,098,570	201,389,892
Diluted	207,098,570	207,098,570	207,098,570	201,389,892

Basic and diluted income (loss) per common share:
Basic	$0.01	$(0.03)	$0.02	$(0.06)
Diluted	$0.01	$(0.03)	$0.02	$(0.06)

Common shares excluded from denominator as anti-dilutive:
Stock options (1)	9,648,750	10,173,750	9,648,750	10,173,750
Unvested restricted common shares (2)	2,841,343	1,105,000	2,841,343	1,105,000
Warrants issued in connection with $3.25 million subordinated unsecured notes payable (1)	232,521	2,732,521	232,521	2,732,521
Warrant issued in connection with the GeoStar litigation settlement (3)	10,000,000	—	10,000,000	—
Convertible senior debentures (1)	6,849,315	6,849,315	6,849,315	6,849,315

Total	29,571,929	20,860,586	29,571,929	20,860,586

(1)	Common shares for the 2008 periods have been excluded as the strike price of each was greater than the market price as of September 30, 2008.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(2)	Unvested common shares are included in the total outstanding number of common shares but are excluded from the calculation of weighted average common shares when calculating income per share.
(3)	Underlying common shares are excluded, as events required for exercise are conditional.

12. GeoStar Settlement

On June 11, 2008, the Company entered into a settlement agreement with GeoStar Corporation (“GeoStar”) to settle the look-back dispute and all other related outstanding disputes. The settlement included cash payments by the Company of approximately $29.0 million, plus the issuance to GeoStar of a warrant to purchase 10.0 million of the Company’s common shares (the “Warrant”). Pursuant to the settlement, GeoStar assigned to the Company all of GeoStar’s natural gas and oil interests in West Virginia, while the Company acknowledged GeoStar’s clear title to an exploration license (EL 4416) and assigned to GeoStar its interest in an exploration license application (EL 4968), both located in Victoria, Australia. As of the settlement date, EL 4416 and EL 4968 had no attributable proved reserves or production. In addition, the Company released its claim to GeoStar on approximately 340 acres in East Texas that were in dispute. Certain other corrective lease assignments and releases are being made between the Company and GeoStar. The Company and GeoStar have mutually agreed to release all claims against each other, their affiliates and current and past officers and directors.

As part of the settlement, GeoStar has the right to farm-in from the Company two Hilltop well locations in East Texas. The designated farm-in area is not included in the Company’s future Bossier or Knowles drilling plans and does not include any proven or probable reserves.

The Warrant is exercisable for $2.75 per share in the event that on or before June 11, 2011, the Company sells up to all or substantially all of its present natural gas and oil interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500 million. A sale, or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500 million or less will terminate the Warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the Warrant will be exercisable for a six-month period commencing on that date at $3.00 per share. The Company is not obligated to sell any of its East Texas properties.

As a result of the settlement with GeoStar, the Company had, net of the fair market value of Australian properties conveyed and the West Virginia properties received, a net increase in natural gas and oil properties of $31.5 million as of September 30, 2008. Major components of this increase in natural gas and oil properties are as follows:

Amount
(in thousands)
Cash payment	$28,997
Value of warrant issued to GeoStar	5,388
Net forgiveness of GeoStar receivables, payables, related accruals and other	(2,912)

Net increase in natural gas and oil properties related to settlement	31,473
Fair market value of properties conveyed (received):
Australia EL 4416	9,015
West Virginia	(882)

Gross settlement value	$39,606

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings and rendering judgment in favor of Navasota on all counts. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March 18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008, and the Texas Supreme Court requested a Response from Navasota, which was filed on July 16, 2008. The Company and Chesapeake filed a Reply to Navasota’s Response on July 31, 2008. On August 28, 2008, the Texas Supreme Court requested briefing on the merits, which briefing is not yet complete. Pursuant to an agreement between the Company and Chesapeake, any adverse result in this matter should impact only Chesapeake’s assigned leasehold interests. While this matter is pending, it is possible that expenditures incurred, or authorizations for proposed expenditures, for drilling activities on leases which include the disputed interest may remain unpaid or not be authorized by the non-operators asserting competing ownership rights, which could require the Company to either fund a disproportionate amount of drilling costs at its own risk or postpone its drilling program on affected leases.

Gastar Exploration Texas LP v. John E. McFarlane, et al (Cause No. 0-06-161) 87th Judicial District Court of Leon County, Texas. This suit is to quiet title to an undivided 25% mineral interest under an oil and gas lease dated December 4, 2003, covering approximately 2,598 gross acres (the “Lease”). John E. McFarlane and certain other family members contend that an undivided 25%mineral interest in the lands covered by the Lease are owned in trust by the grandchildren of Fay W. McFarlane and are not covered by the Lease as Gastar claims. McFarlane, et al, filed an answer to the Company’s petition and also filed several different motions for summary judgment, which were denied by the District Court. A day long mediation of this lawsuit occurred on August 24, 2007, but the parties were unable to settle this matter at that time. The lawsuit is in the discovery phase and is currently set for a non-jury trial on December 2, 2008. The existence of unleased mineral interests in this Lease could adversely impact the future development of the Lease. The Company will continue to vigorously pursue this claim.

Spencer D. Plummer, III v. GeoStar Corporation, Classic Star LLC, Gastar Exploration, Ltd., Thom Robinson, Tony Ferguson, and John W. Parrott; In the United States District Court of Utah, Central Division (Case No. 2:07-CV-00409). This lawsuit was filed on May 24, 2007 initially in Utah state court by Spencer Plummer, or the Plaintiff, in which he asserts breaches of his Employment Agreement and subsequent Termination Agreement (the “Agreements”) with his employer, Classic Star, a subsidiary of GeoStar and has been transferred to a Kentucky court as part of a multi-district litigation proceeding. The Plaintiff claims that he has not received benefits promised under such Agreements, including 699,249 shares of Company stock. The Company is not a party to the Agreements on which Plaintiff’s claims are expressly based; however, the Company and Plaintiff are parties to a Stock Option Agreement on which Plaintiff claim to Company stock is partially based. The Company filed an Answer and Motion to Dismiss in the Kentucky court for lack of personal jurisdiction in the state of Utah and for Plaintiff’s failure to state a claim upon which relief can be granted. On August 1, 2008, the Kentucky court granted the Company’s Motion to Dismiss.

Craig S. Tillotson v. S. David Plummer 2nd , Spencer Plummer 3rd, Tony Ferguson, John Parrott, Thomas Robinson, GeoStar Corporation, First Source Wyoming, Inc. GeoStar Financial Services Corporation, Gastar Exploration Ltd., Zeus Investments, LLC and John Does 1-10 (Civil No. 080412334). This lawsuit was filed on July 7, 2008 in Utah state court by Craig S. Tillotson, or the Plaintiff, in which he alleges that he was fraudulently induced to invest in a mare leasing program operated by Classic Star LLC,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

a subsidiary of GeoStar, on the basis of certain verbal representations, and to convert interests in that program into shares of a working interest in the Powder River Basin. The Plaintiff asserts causes of action against all defendants including common law fraud, fraudulent inducement, statutory securities fraud under Utah state law, civil conspiracy, and negligent misrepresentation, and asserts certain additional causes of action only against GeoStar, a GeoStar affiliate, and the Plummers. The Company has not been served and has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

Commitments

In March 2008, the Company entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of the Company’s natural gas production from the Hilltop area of East Texas. These agreements are effective September 1, 2007 and have a term of 10 years. ETC currently provides the Company 50 MMcfd of treating capacity and 120 MMcfd of gathering capacity. The Company has the right to request ETC build, at their cost, up to 150 MMcfd of treating and gathering capacity during the term of the agreement, provided that the Company’s production equals 85% of the then existing treating and gathering capacity for a 30 day period. The Company may at any time elect to have its treating and gathering capacity increased subject to cost indemnifications to ETC. Additional treating and gathering capacity requests must be in at least 25 MMcfd and 5 MMcfd increments, respectively. In addition, the Company must furnish to ETC information that reasonably demonstrates that its projected production for the five years after expansion is sufficient to warrant the costs to create the expanded treating and gathering capacity. The incremental volume increases in treating and gathering capacity shall be subject to marginal increases in treating fees. Pursuant to the agreements, the Company has access of up to 150 MMcfd of firm transportation on ETC’s system or the pipelines of its affiliates or subsidiaries from the tailgate of the treating facility to Katy Hub. The Company has the option to sell and ETC has the obligation to buy, up to 150 MMcfd of the Company’s Hilltop production at delivery points upstream of ETC’s gathering and treating facilities. The Company does not have an obligation to deliver to ETC volumes in excess of 150 MMcfd, but should ETC elect to purchase such excess volumes, purchases will be subject to the treating and gathering expansion terms set forth in the agreements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the condensed consolidated financial statements:

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash paid for interest	$8,767	$8,356

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(5,896)	$(3,002)
Asset retirement obligation included in oil and gas properties	$320	$1,237
Drilling advances application	$2,749	$3,470
Common shares issued under senior secured notes	$—	$606

GeoStar settlement:
Value of properties settled by assignment	$8,133	$—
Warrant issued to GeoStar	$5,388	$—
Other non-cash settlements	$(2,998)	$—

15. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) for the periods indicated was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$3,006	$(5,526)	$4,639	$(12,101)
Change in:
Commodity hedging activities	15,564	(65)	3,466	(65)
Foreign currency translation adjustments	(66)	9	(9)	13

Comprehensive income (loss)	$18,504	$(5,582)	$8,096	$(12,153)

16. Issuer Subsidiaries Condensed Consolidating Financial Statements

The following tables present condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, the related condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007 of Gastar Exploration Ltd. (“Parent”), Gastar Exploration USA, Inc. (“Issuer”) and Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc., Gastar Exploration Victoria, Inc. and Gastar Power Pty Ltd., a minor non-guarantor subsidiary included in issuer subsidiaries, (collectively referred to as “Issuer Subsidiaries”). Each of the Parent and the Issuer Subsidiaries, except for Gastar Power Pty Ltd., have fully and unconditionally guaranteed, on a joint and severally basis, the Revolving Credit Facility and the $100.0 million 12 3/4% Senior Secured Notes. During 2007, Parent intercompany receivables were reclassified to investment in subsidiary with Issuer and Issuer Subsidiaries. Prior to January 1, 2008, interest was not charged on intercompany receivables or payables. Total intercompany interest charged by Parent to Issuer during the three and nine months ended September 30, 2008 were $10,000 and $39,000, respectively, which were eliminated in consolidation.

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of September 30, 2008

(Unaudited)

ASSETS

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$80	$25	$13,969	$—	$14,074
Accounts receivable, net	3	—	4,475	—	4,478
Commodity derivative contracts	—	362	3,363	—	3,725
Due from related parties	—	—	2,706	—	2,706
Prepaid expenses	45	51	117	—	213

Total current assets	128	438	24,630	—	25,196

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	27,402	111,588	—	138,990
Proved properties	8	49,385	237,446	—	286,839

Total natural gas and oil properties	8	76,787	349,034	—	425,829
Furniture and equipment	—	—	886	—	886

Total property, plant and equipment	8	76,787	349,920	—	426,715
Accumulated depreciation, depletion and amortization	(7)	(43,174)	(135,950)	—	(179,131)

Total property, plant and equipment, net	1	33,613	213,970	—	247,584

OTHER ASSETS:
Restricted cash	25	—	46	—	71
Commodity derivative contracts	—	—	767	—	767
Deferred charges, net	557	6,745	—	—	7,302
Drilling advances	—	—	2,705	—	2,705
Intercompany receivable and investment in subsidiaries	139,597	193,019	—	(332,616)	—
Other assets	—	150	—	—	150

Total other assets	140,179	199,914	3,518	(332,616)	10,995

TOTAL ASSETS	$140,308	$233,965	$242,118	$(332,616)	$283,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1	$—	$9,836	$—	$9,837
Revenue payable	—	—	8,679	—	8,679
Accrued interest	482	4,250	—	—	4,732
Accrued drilling and operating costs	—	990	3,605	—	4,595
Other accrued liabilities	31	10	2,686	—	2,727
Due to related parties	—	—	4,344	—	4,344
Current portion of long-term debt	3,215	—	—	—	3,215

Total current liabilities	3,729	5,250	29,150	—	38,129

LONG-TERM LIABILITIES:
Long-term debt	30,000	99,563	—	—	129,563
Asset retirement obligation	5	2,513	2,369	—	4,887
Intercompany payable	—	2,379	6,810	(9,189)	—

Total long-term liabilities	30,005	104,455	9,179	(9,189)	134,450

TOTAL SHAREHOLDERS’ EQUITY	106,574	124,260	203,789	(323,427)	111,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,308	$233,965	$242,118	$(332,616)	$283,775

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of December 31, 2007

ASSETS

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$73	$—	$85,781	$—	$85,854
Accounts receivable, net	10	265	5,188	(635)	4,828
Due from related parties	—	—	904	—	904
Prepaid expenses	291	—	944	—	1,235

Total current assets	374	265	92,817	(635)	92,821

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	2,988	66,856	—	69,844
Proved properties	8	43,611	203,753	—	247,372

Total natural gas and oil properties	8	46,599	270,609	—	317,216
Furniture and equipment	—	—	669	—	669

Total property, plant and equipment	8	46,599	271,278	—	317,885
Accumulated depreciation, depletion and amortization	(7)	(42,828)	(117,930)	—	(160,765)

Total property, plant and equipment, net	1	3,771	153,348	—	157,120

OTHER ASSETS:
Restricted cash	1,029	—	45	—	1,074
Deferred charges, net	924	7,410	—	—	8,334
Drilling advances	—	—	2,251	—	2,251
Intercompany receivable and investment in subsidiaries	128,677	209,494	—	(338,171)	—
Other assets	—	100	50	—	150

Total other assets	130,630	217,004	2,346	(338,171)	11,809

TOTAL ASSETS	$131,005	$221,040	$248,511	$(338,806)	$261,750

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47	$—	$11,954	$—	$12,001
Revenue payable	—	—	6,770	—	6,770
Accrued interest	401	1,133	—	—	1,534
Accrued drilling and operating costs	—	350	2,460	—	2,810
Commodity derivative contracts	—	480	—	—	480
Other accrued liabilities	244	586	4,636	(635)	4,831
Due to related parties	—	—	979	—	979

Total current liabilities	692	2,549	26,799	(635)	29,405

LONG-TERM LIABILITIES:
Long-term debt	33,179	99,506	—	—	132,685
Asset retirement obligation	5	2,289	2,097	—	4,391
Intercompany payable	589	1,615	26,668	(28,872)	—

Total long-term liabilities	33,773	103,410	28,765	(28,872)	137,076

TOTAL SHAREHOLDERS’ EQUITY	96,540	115,081	192,947	(309,299)	95,269

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,005	$221,040	$248,511	$(338,806)	$261,750

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended September 30, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$—	$3,183	$9,282	$—	$12,465
Unrealized natural gas hedge income	—	101	3,331	—	3,432

Total revenues	—	3,284	12,613	—	15,897

EXPENSES:
Production taxes	—	314	26	—	340
Lease operating expenses	—	889	1,030	—	1,919
Transportation and treating	—	518	—	—	518
Depreciation, depletion and amortization	—	347	5,720	—	6,067
Accretion of asset retirement obligation	—	44	42	—	86
General and administrative expenses	295	28	2,867	—	3,190

Total expenses	295	2,140	9,685	—	12,120

INCOME (LOSS) FROM OPERATIONS	(295)	1,144	2,928	—	3,777

OTHER (EXPENSES) INCOME:
Interest expense	(954)	2	39	—	(913)
Investment income and other	10	(10)	163	—	163
Equity earnings in subsidiaries	4,248	3,112	—	(7,360)	—
Foreign transaction loss	(3)	—	(18)	—	(21)

INCOME BEFORE INCOME TAXES	3,006	4,248	3,112	(7,360)	3,006
Provision for income taxes	—	—	—	—	—

NET INCOME	$3,006	$4,248	$3,112	$(7,360)	$3,006

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended September 30, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES	$1	$1,735	$8,039	$—	$9,775

EXPENSES:
Production taxes	—	178	78	—	256
Lease operating expenses	—	777	923	—	1,700
Transportation and treating	—	426	—	—	426
Depreciation, depletion and amortization	—	1,698	4,927	—	6,625
Accretion of asset retirement obligation	—	43	34	—	77
Mineral resource properties	—	—	15	—	15
General and administrative expenses	343	11	2,839	—	3,193

Total expenses	343	3,133	8,816	—	12,292

LOSS FROM OPERATIONS	(342)	(1,398)	(777)	—	(2,517)

OTHER (EXPENSES) INCOME:
Interest expense	(4,108)	—	8	—	(4,100)
Investment income and other	8	—	1,076	—	(1,084)
Equity earnings (loss) in subsidiaries	(1,088)	310	—	778	—
Foreign transaction gain	4	—	3	—	7

INCOME (LOSS) BEFORE INCOME TAXES	(5,526)	(1,088)	310	778	(5,526)
Provision for income taxes	—	—	—	—	—

NET INCOME (LOSS)	$(5,526)	$(1,088)	$310	$778	$(5,526)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Nine Months Ended September 30, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$1	$10,061	$35,133	$—	$45,195
Unrealized natural gas hedge income	—	25	1,481	—	1,506

Total revenues	1	10,086	36,614	—	46,701

EXPENSES:
Production taxes	—	1,083	—	—	1,083
Lease operating expenses	—	2,295	3,574	—	5,869
Transportation and treating	—	1,475	—	—	1,475
Depreciation, depletion and amortization	—	347	18,019	—	18,366
Accretion of asset retirement obligation	—	128	122	—	250
General and administrative expenses	884	44	10,601	—	11,529

Total expenses	884	5,372	32,316	—	38,572

INCOME (LOSS) FROM OPERATIONS	(883)	4,714	4,298	—	8,129

OTHER (EXPENSES) INCOME:
Interest expense	(2,841)	(2,091)	34	—	(4,898)
Investment income and other	48	(27)	1,446	—	1,467
Equity earnings in subsidiaries	8,362	5,766	—	(14,128)	—
Foreign transaction loss	(47)	—	(12)	—	(59)

INCOME BEFORE INCOME TAXES	4,639	8,362	5,766	(14,128)	4,639
Provision for income taxes	—	—	—	—	—

NET INCOME	$4,639	$8,362	$5,766	$(14,128)	$4,639

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Nine Months Ended September 30, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES	$2	$5,216	$20,028	$—	$25,246

EXPENSES:
Production taxes	—	548	222	—	770
Lease operating expenses	2	2,197	2,710	—	4,909
Transportation and treating	—	1,088	—	—	1,088
Depreciation, depletion and amortization	—	4,861	11,548	—	16,409
Impairment of natural gas and oil properties	—	1,141	27,373	—	28,514
Accretion of asset retirement obligation	—	124	91	—	215
Mineral resource properties	—	—	(108)	—	(108)
General and administrative expenses	1,082	12	12,410	—	13,504
Litigation settlement expense	—	—	1,365	—	1,365

Total expenses	1,084	9,971	55,611	—	66,666

LOSS FROM OPERATIONS	(1,082)	(4,755)	(35,583)	—	(41,420)

OTHER (EXPENSES) INCOME:
Interest expense	(12,002)	—	221	—	(11,781)
Investment income and other	9	—	2,210	—	2,219
Equity earnings in subsidiaries	972	5,727	—	(6,699)	—
Gain on sale of unproved natural gas and oil properties	—	—	38,872	—	38,872
Foreign transaction gain	2	—	7	—	9

INCOME (LOSS) BEFORE INCOME TAXES	(12,101)	972	5,727	(6,699)	(12,101)
Provision for income taxes	—	—	—	—	—

NET INCOME (LOSS)	$(12,101)	$972	$5,727	$(6,699)	$(12,101)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For Nine Months Ended September 30, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,639	$8,362	$5,766	$(14,128)	$4,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	347	18,019	—	18,366
Stock based compensation	—	—	2,442	—	2,442
Unrealized natural gas hedge income	—	(25)	(1,481)	—	(1,506)
Amortization of deferred financing costs and debt discount	404	1,057	—	—	1,461
Accretion of asset retirement obligation	—	128	122	—	250
Equity in income of issuer subsidiaries	(8,362)	(5,766)	—	14,128	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Restricted cash for hedging program	1,000	—	—	—	1,000
Accounts receivable	7	(370)	(1,089)	—	(1,452)
Prepaid expenses	246	(51)	249	—	444
Accounts payable and accrued liabilities	(178)	3,600	12,016	—	15,438

Net cash provided by (used in) operating activities	(2,244)	7,282	36,044	—	41,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	—	(29,089)	(80,013)	—	(109,102)
Drilling advances	—	—	(3,203)	—	(3,203)
Purchase of furniture and equipment	—	—	(217)	—	(217)
Subsidiary equity investment repayments	—	—	(24,459)	24,459	—
Other	—	(50)	50	—	—

Net cash used in investing activities	—	(29,139)	(107,842)	24,459	(112,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subsidiary equity investment repayments	2,241	22,218	—	(24,459)	—
Increase (decrease) in restricted cash	4	—	(1)	—	3
Deferred financing charges and other	6	(336)	(13)	—	(343)

Net cash provided by financing activities	2,251	21,882	(14)	(24,459)	(340)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7	25	(71,812)	—	(71,780)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73	—	85,781	—	85,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$80	$25	$13,969	$—	$14,074

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Nine Months Ended September 30, 2007

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,101)	$972	$5,727	$(6,699)	$(12,101)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	4,861	11,548	—	16,409
Impairment of natural gas and oil properties	—	1,141	27,373	—	28,514
Stock based compensation	—	—	3,065	—	3,065
Amortization of deferred financing costs and debt discount	3,300	—	—	—	3,300
Accretion of asset retirement obligation	—	124	91	—	215
Change in commodity hedge liability	—	—	(65)	—	(65)
Gain on sale of unproved natural gas and oil properties	—	—	(38,872)	—	(38,872)
Equity in income of issuer subsidiaries	(972)	(5,727)	—	6,699	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Restricted cash for hedging program	(1,000)	—	—	—	(1,000)
Accounts receivable	4	223	7,427	—	7,654
Prepaid expenses	270	135	270	—	675
Accounts payable and accrued liabilities	(232)	(694)	3,320	—	2,394

Net cash provided by (used in) operating activities	(10,731)	1,035	19,884	—	10,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(7)	(4,267)	(50,993)	—	(55,267)
Drilling advances	—	—	(3,786)	—	(3,786)
Proceeds from sale of unproved natural gas and oil properties, net of transaction costs	—	—	66,849	—	66,849
Purchase of furniture and equipment	—	—	(62)	—	(62)
Subsidiary equity investment repayments	(12,567)	—	—	12,567	—

Net cash provided by (used in) investing activities	(12,574)	(4,267)	12,008	12,567	7,734

CASH FLOWS FROM FINANCING ACTIVITIES:
Subsidiary equity investment repayments	—	3,232	9,335	(12,567)	—
Proceeds from issuance of common shares, net of share issue costs	23,381	—	—	—	23,381
Increase in restricted cash	(25)	—	(1)	—	(26)
Deferred financing charges and other	(6)	—	17	—	11

Net cash provided by financing activities	23,350	3,232	9,351	(12,567)	23,366

NET INCREASE IN CASH AND CASH EQUIVALENTS	45	—	41,243	—	41,288
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46	—	40,687	—	40,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91	$—	$81,930	$—	$82,021

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

While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	Low and/or declining prices for natural gas and oil;

•	Demand for natural gas and oil;

•	Natural gas and oil price volatility;

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes;

•	Ability to raise capital to fund capital expenditures;

•	Ability to remain in compliance with financial covenants contained in our revolving credit facility agreement;

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Operating hazards inherent to the natural gas and oil business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	Adverse weather conditions;

•	Availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	The number of well locations to be drilled and the time frame in which they will be drilled;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Potential defects in title to our properties;

•	Federal and state regulatory developments and approvals;

•	Losses possible from pending or future litigation;

•	Environmental risks;

•	Worldwide political and economic conditions; and

•	Operational and financial risks associated with foreign exploration and production.

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

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Gastar pursues a strategy combining select higher risk, deep natural gas exploration prospects with lower risk coal bed methane (“CBM”) development. Gastar owns and operates exploration and development acreage in the deep Bossier gas play of East Texas and has commenced exploration operations in the Marcellus Shale play in West Virginia and southwestern Pennsylvania. Gastar’s CBM activities are conducted within the Powder River Basin of Wyoming and Montana and on approximately 6.0 million gross acres controlled by us and our joint development partner in Australia’s Gunnedah Basin, located in New South Wales.

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

Our first successful operated well was spudded in 2003 and placed on production in September 2004. As of September 30, 2008, we had successfully completed 16 out of 17 deep Bossier wells and five out of six Knowles Limestone wells.

During the second quarter of 2008, we drilled the Lone Oak Ranch #6, or LOR #6, well which encountered two productive middle Bossier sands. The lower zone was completed and placed on production. During the three months ended September 30, 2008, we completed the well in the upper zone. The two zones have been commingled, and at September 30, 2008, the well was flowing at approximately 6.2 MMcfd. Gastar has a 50% working interest before payout (approximately 37.5% net revenue interest) in the LOR #6 well.

Currently, we are drilling one deep Bossier well, the Belin #1, (an offset to the Wildman #3) and one middle Bossier well, the Lone Oak Ranch #7, (an offset to the LOR #6). We expect to complete these wells and place them on production close to year-end. When these two wells are completed, we plan to drop one of our rigs and go to a one-rig program into early 2009 to conserve capital. Our next well will be a Bossier well with the location to be determined after review of the LOR #7 and Belin #1 results.

For the three and nine months ended September 30, 2008, net production from the Hilltop area averaged 14.5 MMcfe per day and 17.2 MMcfe per day, respectively We expect total fourth quarter volumes to be approximately 19 MMcfe a day, with increased production from the recompletions and the startup of two new wells late in the fourth quarter.

Marcellus Shale – West Virginia and Southwestern Pennsylvania

The Marcellus Shale, is a black shale of Middle Devonian age that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability have historically made the Marcellus an unconventional exploration target. Within the past few years, advances in two technologies, stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. In late 2007, we began acquiring an acreage position in the Marcellus Shale in West Virginia and southwestern Pennsylvania. As of September 30, 2008, we had increased our acreage position in the play to approximately 42,000 net acres, all of which is in the core, over-pressured area of the Marcellus play and most of which is in close proximity to wells being drilled in the Marcellus by other operators.

To date, we have drilled 6 shallow wells, of which 3 are on production, and the remainder will produce before the end of the year. This shallow drilling program is being conducted primarily to hold certain leases by production while we develop an exploration and development program for the deeper Marcellus Shale objective. We will drill 4 more shallow wells before the end of the year and 13 in 2009. These wells cost about $475,000 each to drill.

We are engaged in a process to identify a joint venture partner to help us develop this play and reduce our capital burden going forward. We anticipate that we will drill our first Marcellus Shale vertical well in the first half of 2009, depending on when we bring in a partner. Meanwhile, we are currently looking at participating in a well operated by another producer. This would give us additional data as we develop our proposed 2009 operated program.

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

We successfully drilled three gross wells in the Powder River Basin during the three months ended September 30, 2008 but anticipate an increase in capital activity over the next 12 months. For both of the three and nine months ended September 30, 2008, our average net production from our CBM properties in the Powder River Basin was approximately 5.5 MMcf per day.

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

The PEL 238 development project is moving forward successfully with our first production expected late in the first quarter of 2009. Beginning in 2008, we and Eastern Star Gas (“ESG”), our joint venture partner and license operator, expanded our pilot production drilling program in the Bohena Project Area of PEL 238, with 20-corehole exploration and appraisal drilling program on PEL 238. The results of the coreholes confirmed the presence of a thick Bohena coal seam developed to the south and east of the Bibblewindi pilot production area. We are currently drilling our seventh test in the program, the Dewhurst #8 We have also initiated the testing of a third exploration and appraisal area that is 26 miles southeast of Bibblewindi by spudding the Ederoi #1 corehole well. This third area was identified by a seismic survey that indicated the presence of another thick coal seam sequence. In our Bibblewindi pilot production area, we expect to spud the first of four multi-lateral horizontal production projects later this month. We have imported a special purpose drilling rig for these projects, and we expect to embark on a continuous drilling and coring program for calendar 2009.

In late June 2008, we announced, subject to certain approvals, an agreement to acquire a 35% interest in the Wilga Park Power Station in New South Wales, Australia from ESG, which owns the remaining 65% interest. This acquisition aligns both of our ownerships in PEL 238 and the Wilga Park Power Station. The power station is located approximately 20 miles north of the Bohena Project Area of PEL 238. The acquisition also includes a 35% working interest in Petroleum Production License 3, which contains the Coonarah conventional gas field. Upon closing, anticipated in the fourth quarter of 2008, we will pay $3.0 million in cash to ESG, with an additional payment of $250,000 contingent upon the Wilga Park Power Station being successfully expanded to a capacity of seven megawatts (“MW”). We are not required to close that acquisition until the final permitting and right of way for the pipeline is completed. Due to permitting delays, this will probably occur in the first quarter of 2009.

The facility currently has a capacity of four MW with plans in place to gradually increase capacity up to 40 MW as coal seam gas production from PEL 238 increases. Construction of a flowline to deliver gas from the PEL 238 production pilots to the power station is in the final stages of permitting and right-of-way acquisition and is expected to be completed by the end of 2008. The power station will be the primary market for natural gas from PEL 238 until we begin fulfilling our supply arrangements under the two previously announced MOUs. We now expect first commercial sales to the plant late in the first quarter of 2009.

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

The following table gives information about production volumes and prices of natural gas and oil for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Production:
Natural gas (MMcf)	1,849	2,085	6,291	4,696
Oil (MBbl)	1	1	4	7
Total (MMcfe)	1,856	2,092	6,315	4,736

Total (MMcfed)	20.2	22.7	23.0	17.3

Average sales prices:
Natural gas (per Mcf), including impact of realized hedging activities	$6.67	$4.65	$7.12	$5.29
Oil (per Bbl)	$111.49	$74.34	$104.58	$61.01

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues totaled $12.5 million for the three months ended September 30, 2008, up 28% from $9.8 million for the three months ended September 30, 2007. The increase in revenues was the result of a 44% increase in prices, which was partially offset by a decrease in production volumes of 11%, primarily in East Texas. The decrease in East Texas volumes was primarily due to the high initial production rates from new wells in the three months ended September 30, 2007, which were subject to normal well declines. No new wells were completed during the three months ended September 30, 2008. We expect that two new East Texas wells will be completed during the fourth quarter of 2008.

During the three months ended September 30, 2008, approximately 68% of our total natural gas production was hedged. The realized effect of hedging on natural gas sales for the three months ended September 30, 2008 was a decrease of $569,000 in revenues, resulting in a decrease in total natural gas price received from $6.98 per Mcf to $6.67 per Mcf.

Unrealized natural gas hedge income of $3.4 million is related to the time value of the costless collars. For the remainder of 2008, we have approximately 55% of our estimated natural gas production hedged.

Production taxes. We reported production taxes of $340,000 for the three months ended September 30, 2008, compared to $256,000 for the three months ended September 30, 2007. The increase in production tax was primarily the result of higher natural gas prices in Wyoming.

Lease operating expenses. We reported lease operating expenses of $1.9 million for the three months ended September 30, 2008, up from $1.7 million for the three months ended September 30, 2007. Our lease operating expenses were $1.03 per Mcfe for the three months ended September 30, 2008, compared to $0.81 per Mcfe for the comparable period in 2007. The increase in total lease operating expenses was due to an increase in ad valorem costs and lease operating costs due to additional wells in Texas and Wyoming. During the current quarter, workover costs totaled $166,000, or $0.09 per Mcfe, compared to $153,000, or $0.07 per Mcfe for the same period in 2007.

Transportation and treating. We reported transportation and treating expenses of $518,000 for the three months ended September 30, 2008, up from $426,000 for the three months ended September 30, 2007. This increase was primarily due to increased prices of natural gas in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $6.1 million for the three months ended September 30, 2008, down from $6.6 million for the three months ended September 30, 2007. The decrease in DD&A expense was primarily the result of an 11% decrease in production volumes. The DD&A rate for the three months ended September 30, 2008 was $3.27 per Mcfe, compared to $3.17 per Mcfe for the comparable period in 2007.

General and administrative. We reported general and administrative expenses of $3.2 million for both of the three-month periods ended September 30, 2008 and 2007. General and administrative expenses for the three months ended September 30, 2008 included a reduction of legal costs related to the GeoStar litigation, which was offset by higher personnel costs. Legal costs related to the GeoStar litigation totaled approximately $371,000 in the third quarter of 2007, compared to no costs for the current quarter in 2008. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $731,000 and $899,000 for the three months ended September 30, 2008 and 2007, respectively.

Interest expense. We reported interest expense of $913,000 for the three months ended September 30, 2008, compared to $4.1 million for the three months ended September 30, 2007. The decrease in interest expense was primarily the result of $3.6 million of interest being capitalized during the three months ended September 30, 2008, resulting from capital activity expansion, which was partially offset by higher interest expense on the new 12 3/4% Senior Secured Notes. There was no capitalized interest recorded for the comparable period in 2007.

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $45.2 million for the nine months ended September 30, 2008, up 79% from $25.2 million for the nine months ended September 30, 2007. Of the increase in revenues, 58% was the result of a 34% increase in prices and 42% was due to a 33% increase in production volumes, primarily in East Texas.

During the nine months ended September 30, 2008, approximately 56% of our natural gas production was hedged. The realized effect of hedging on natural gas sales was a decrease of $3.4 million in revenues, resulting in a decrease in total price received from $7.67 per Mcf to $7.12 per Mcf.

Unrealized natural gas hedge income of $1.5 million is related to the time value of the costless collars. For the remainder of 2008, we have approximately 55% of our estimated natural gas production hedged.

Production taxes. We reported production taxes of $1.1 million for the nine months ended September 30, 2008, compared to $770,000 for the nine months ended September 30, 2007. The increase in production taxes was the result of higher production and prices, primarily in Wyoming.

Lease operating expenses. We reported lease operating expenses of $5.9 million for the nine months ended September 30, 2008, up from $4.9 million for the nine months ended September 30, 2007. Our lease operating expenses were $0.93 per Mcfe for the nine months ended September 30, 2008, compared to $1.04 per Mcfe for the comparable period in 2007. The increase in total lease operating expenses was due to higher Texas workover costs coupled with higher production volumes. During the current period, workover costs totaled $1.1 million, or $0.17 per Mcfe, compared to $484,000, or $0.10 per Mcfe during the same period in 2007. Excluding workover costs, lease operating costs for the nine months ended September 30, 2008 was $0.76 per Mcfe, compared to $0.94 per Mcfe for the same period in 2007.

Transportation and treating. We reported transportation and treating expenses of $1.5 for the nine months ended September 30, 2008, up from $1.1 million for the nine months ended September 30, 2007. This increase was primarily due to increased production and prices in Wyoming.

Depreciation, depletion and amortization. We reported DD&A of $18.4 million for the nine months ended September 30, 2008, up from $16.4 million for the nine months ended September 30, 2007. The increase in DD&A expense was the result of a 33% increase in production, primarily attributable to new East Texas wells. The DD&A rate for the nine months ended September 30, 2008 was $2.91 per Mcfe, compared to $3.46 per Mcfe for the comparable period in 2007.

Impairment of natural gas and oil properties. There was no impairment of natural gas and oil properties recorded during the nine months ended September 30, 2008. We recorded a $28.5 million impairment of natural gas and oil properties for the nine months ended September 30, 2007. The weighted average natural gas price utilized for the September 30, 2007 ceiling impairment was $5.75 per Mcf, held constant.

General and administrative. We reported general and administrative expenses of $11.5 million for the nine months ended September 30, 2008, down from $13.5 million for the nine months ended September 30, 2007. This decrease in general and administrative expenses was primarily due to a $3.6 million allowance for doubtful accounts established for certain GeoStar receivables during the nine month period ended September 30, 2007. Excluding the GeoStar allowance, general and administrative expenses for the nine months ended 2008 increased $1.6 million, primarily due to higher legal and personnel costs. Legal costs related to the GeoStar litigation totaled approximately $1.7 million for the nine months ended September 30, 2008, an increase of $1.3 million for the same period in 2007. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $2.4 and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Litigation settlement expense. There was no litigation settlement expense for the nine months ended September 30, 2008. The $1.4 million litigation settlement expense incurred in the nine months ended September 30, 2007 was primarily the result of an accrual related to a proposed settlement with GeoStar on certain matters, which was not settled during the period.

Interest expense. We reported interest expense of $4.9 million for the nine months ended September 30, 2008, compared to $11.8 million for the nine months ended September 30, 2007. The decrease in interest expense was primarily the result of $8.5 million of interest being capitalized during the nine months ended September 30, 2008, resulting from capital activity expansion, which was partially offset by higher interest expense on the new 12 3/4% Senior Secured Notes. There was no capitalized interest recorded for the comparable period in 2007.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we continued our two-rig drilling program in the Hilltop area of East Texas and focused on building a leasehold position in the Marcellus shale in West Virginia and southwestern Pennsylvania while continuing to expand our operations in New South Wales, Australia. During the nine months ended September 30, 2008, total capital expenditures totaled approximately $112.5 million, which was funded through cash provided by operating activities of $41.1 million and from cash proceeds raised in our November 2007 sale of $100.0 million of 12 3/4% senior secured notes discussed below. At September 30, 2008, we had cash and cash equivalents of $14.1 million.

In late November 2007, our wholly-owned subsidiary, Gastar USA, Inc., sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes at an issue price of 99.50%. The 12 3/4% senior secured notes contain certain covenants that among other things limit our ability to: (i) incur additional indebtedness; (ii) pay distributions on, or repurchase or redeem equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into certain transactions with affiliates; and (vi) sell assets or consolidate or merge into other companies.

In November 2007, concurrent with the closing of the 12 3/4% senior secured notes, Gastar USA entered into a revolving credit facility, which currently provides for a first priority lien borrowing base of $19.4 million. At September 30, 2008, there were no amounts outstanding under the revolving credit facility, except for a letter of credit of $500,000 to support our hedging activity. Under the revolving credit facility, we are subject to certain financial covenants, including current ratio requirements. We are not currently in violation of any of the financial covenants. Although no such violations currently exist, adverse market conditions and decreased natural gas prices in the third quarter of 2008 have adversely affected our cash flow and ability to raise capital, which resulted in a risk of a future violation of one or more of the financial covenants in the near term. If such violations occur and we are unable to cure such violations or obtain waivers within the applicable cure periods, such violations will constitute an event of default under the revolving credit facility, and our lenders could cancel their commitment to lend, accelerate the due dates for the payments of all outstanding indebtedness and exercise their remedies as secured creditors with respect to the collateral securing the revolving credit facility.

Our lender recently proposed an increase in our borrowing base to $45.0 million based on its borrowing base redetermination, subject to the syndication of a portion of the loan to other financial institutions. As a result of the recent turmoil in the credit markets, efforts to syndicate our loan have been unsuccessful to date. As our loan structuring efforts continue, our lead bank has elected to maintain the original borrowing base of $19.4 million. As of quarter end, we have only an undrawn $500,000 letter of credit obligation outstanding under the revolving credit facility to support our hedging program. The covenants applicable to our 12 3/4% senior secured notes currently permit us to incur up to $67.3 million under any revolving credit facility.

We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. In light of the current events in the financial markets and after completing a review of our capital programs for the next 15 months, we are reducing our previously announced capital spending by approximately $5.4 million for the fourth quarter and $30.1 for the year ending December 31, 2009. This capital plan consists of expenditures for the fourth quarter of 2008 of $11.2 million in East Texas, $6.4 million in the Marcellus Shale, $4.9 million in New South Wales, $400,000 in the Powder River Basin and an additional $4.7 million for capitalized interest and other capital costs. Capital expenditures for 2009 consist of $24.0 million in East Texas, $12.7 million in the Marcellus Shale, $28.9 million in New South Wales, $3.6 million in the Powder River Basin, and an additional $18.7 million for capitalized interest and other capital costs. To supplement our cash flow and help fund this capital budget, we are seeking joint venture partners for the development of our properties, with immediate emphasis on securing a partner in our Marcellus Shale acreage, as well as the possibility of selected asset sales. If we are not successful in raising the additional capital required for our current plan, we may further reduce our drilling and development program. As the operator of our East Texas and Marcellus Shale properties, much of our budget can be adjusted at our discretion.

Based on our revised capital plan and after considering internally generated cash flow and utilizing the $19.4 million available under our revolving credit facility, we project that over the next 15 months we will need to raise an additional $90.0 million to fund our exploration and development activities, working capital needs and meet $33.3 million in scheduled debt maturities in 2009. The funding of this capital short fall will focus on securing a partner for the joint venture development of the Marcellus Shale, the issuance of additional debt, or the sale of other properties. At current market prices, it is unlikely that we would seek to issue new common equity; although, we may consider the issuance of warrants or convertible securities to provide funding.

We cannot be certain that future funds from issuances of additional debt and the sale of selected assets in the Marcellus Shale will be available to fully execute our current business plan. Our 12 3/4% senior secured notes prohibit us from issuing new debt senior or pari passu to such notes. Should we not be successful in selling a portion of our Marcellus Shale assets or other assets, we may be in default at year end 2008 of our current ratio financial covenant and thus be required to solicit a waiver for such default. To the extent waivers are requested, no assurance can be provided that such amendments or waivers will be granted or that they will be granted on reasonable terms.

We entered into various costless collar transactions with counterparties. The volumes currently hedged represent approximately 55% of our remaining 2008 projected production and 41% of our 2009 projected production. A covenant in our revolving credit facility-agreement restricts us from hedging more than 85% of the projected natural gas production from proved developed reserves.

Our cash flow and ability to raise capital are highly dependent upon natural gas pricing. Material decreases in natural gas prices during the three months ended September 30, 2008 have significantly and adversely affected our ability to fund our twelve-month capital program and our ability to raise additional capital. Additional material decreases in current and projected natural gas prices or production could impact our ability to fund future activities, further impairing our ability to raise additional capital on acceptable terms and could result in a financial covenant default under our revolving credit facility and our 12 3/4% senior secured notes, resulting in mandatory principal reduction under certain conditions. Should we not be successful in raising additional capital, we may be in default at year end 2008 of our current ratio financial covenant and thus be required to solicit a waiver for such default. To the extent waivers are requested, no assurance can be provided that such amendments or waivers will be granted or that they will be granted on reasonable terms. If we were not able to secure a waiver, such violation would constitute an event of default and our lenders could accelerate the due dates for the payments of all outstanding indebtedness and exercise their remedies as secured creditors with respect to the collateral securing the revolving credit facility and the 12 3/4% senior secured notes.

Covenants in our revolving credit facility-agreement, 12 3/4% senior secured notes indenture and our 9.75% convertible senior unsecured subordinated debentures indenture require us to make an offer to repurchase or repay all of the outstanding indebtedness thereunder in the event of a change of control of the Company, as defined in the respective agreements. Each of the indentures provides that if there is a change of control of the Company, we are required to make an offer to each holder to repurchase all or any part of the 12 3/4% senior secured notes or the 9.75% convertible senior unsecured debentures, as the case may be, at 101% of the aggregate principal amount of the notes or debentures tendered for repurchase, plus accrued and unpaid interest. The revolving credit facility agreement provides that in the event of a change of control, as defined therein, all obligations under the revolving credit facility-will become immediately due and payable. If the change of control event occurs in one or more of these agreements, we may not have adequate financing available to meet the resulting payment obligations.

At September 30, 2008, we were in compliance with all debt covenants.

Off Balance Sheet Arrangements

As of September 30, 2008, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

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

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. We have entered into hedge transactions to mitigate our commodity pricing risk. For the nine months ended September 30, 2008, a 10% change in the prices received for natural gas production would have had an approximate $4.5 million impact on our revenues before mitigating factors that might result from having hedge transactions in place. See Note 5 to our condensed consolidated financial statements for additional information on our commodity hedging activities.

Interest Rate Risk

The carrying value of our debt approximates fair value. At September 30, 2008, we had approximately $133.3 million in principal amount of long-term debt, all of which was at a fixed interest rate. A 10% fluctuation in interest rates would have no impact on our annual interest expense.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in United States dollars, thus limiting our exposure to currency translation risk. During the nine months ended September 30, 2008, we spent approximately $5.6 million of capital expenditures on our Australian activities. We currently have no plans to implement hedges or financial instruments to manage international currency changes but may consider securing such hedges or financial instruments as our capital activity in Australia increases.

Item 4.	Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Note 13 to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

In addition to other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and future results. The risk factors described in our Annual Report on Form 10-K are not the only risk factors facing our Company. Listed below are additional risk factors currently known to us, which may materially adversely affect our business, financial condition, operating results and cash flows. Additional risk factors and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our revolving credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, availability of funds from those markets generally has diminished significantly, while the cost of raising money in the debt and equity capital markets has increased substantially. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers.

In addition, we may be unable to obtain adequate funding under our revolving credit facility because (i) our borrowing base under our current credit facility, which is redetermined at least twice a year, may decrease as a result of lower natural gas and oil prices, lending requirements and regulations, or for any other reason or (ii) our lending counterparties may be unwilling or unable to meet their funding obligations.

Due to these factors, we cannot be certain that funding will be available for our planned exploration and development activities on acceptable terms. Additionally, as of September 30, 2008 we had $3.3 million of 10.0% subordinated unsecured notes payable that become due between April and September 2009 and $30.0 million of 9.75% convertible senior unsecured subordinated debentures that become due in November 2009. We may not be able to refinance or repay the obligations associated with these maturities. If we are unable to obtain funding for either of these items, it could have a material adverse effect on our liquidity, financial condition, and results of operations.

Our inability to meet a financial covenant contained in our revolving credit facility may adversely affect our liquidity, financial condition or results of operations.

Under the revolving credit facility we entered into in November 2007, we are subject to certain financial covenants, including current ratio requirements. While we are not currently in violation of any of the financial covenants, adverse market conditions and decreased natural gas prices in the third quarter of 2008 have significantly and adversely affected our cash flow and ability to raise capital. We project that, absent modifications to the financial covenants contained in our revolving credit facility, significant improvement in the results of our operations, or the successful syndication of our revolving credit facility, that we will violate the current ratio covenant at year end 2008 and thus be required to solicit a waiver for such default. To the extent waivers are requested, no assurance can be provided that such amendments or waivers will be granted or that they will be granted on reasonable terms.

If such violations occur and we are unable to cure such violations or obtain waivers from our lenders under the revolving credit facility within the applicable cure periods, such violations will constitute an event of default under the revolving credit facility and our lender could terminate any commitments it had to make available further funds, accelerate the due dates for the payments of all outstanding indebtedness and exercise its remedies as a secured creditor with respect to the collateral securing the revolving credit facility, which is substantially all of our natural gas and oil properties.

If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely effect our financial condition and results of operations.

We use hedges to mitigate our natural gas price risk with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations. We cannot provide assurance that our counterparties will honor their obligations now or in the future. A counterparty’s insolvency, inability or unwillingness to make payments required under terms of derivative instruments with us could have a material adverse effect on our financial condition and results of operations. At the date of filing this Form 10-Q, our counterparties were BP Corporation North America USA, J.P. Morgan Ventures Energy Corporation and Amegy Bank, N.A.

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

GASTAR EXPLORATION LTD.

Date: November 10, 2008	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 10, 2008	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

3(ii)	Bylaws of Gastar Exploration Ltd. approved March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company, as trustee for the 9.75% Convertible Senior Unsecured Subordinated Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and West wind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of 10% subordinated notes issued between April 2004 and September 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.6	Form of warrant to purchase common shares of Gastar Exploration Ltd issued between April 2004 and September 2004 in connection with the sale of 10% subordinated notes (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.8	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.9	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.10	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4% Senior Secured Note due 2012) 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2007).

4.11	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 4, 2007).

4.12	Warrant dated June 11, 2008, entitling GeoStar Corporation to acquire, subject to adjustments, 10,000,000 Gastar Exploration Ltd. common shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report of Form 8-K dated June 13, 2008).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as amended February 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Form of Subscription Agreement for United States purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.6	Form of Subscription Agreement for United States purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.7	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.8	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.9	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.11	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.13	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.14	Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.15*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

10.16*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan approved June 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.17	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

10.18*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.19*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.20	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.21	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.22	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.23*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.24	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.25	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association, as Administrative Agent, and Letter of Credit Issuer 2007 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated December 4, 2007).

10.26*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

10.27	Waiver and First Amendment to Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory hereto, the Lenders Signatory hereto and Amegy Bank National Association, as Administrative Agent executed June 6, 2008 and effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 11, 2008).

10.28	Settlement Agreement and Comprehensive General Release dated June 11, 2008 for the resolution of disputes between GeoStar Corporation and Gastar Exploration Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 13, 2008).

10.29*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and J. Russell Porter as of July 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated July 28, 2008).

10.30*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and Michael A. Gerlich as of July 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated July 28, 2008).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1	Subsidiaries of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 21.1 of the Company’s annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.