Form 10-Q
period 2009-03-31
GASTAR EXPLORATION LTD
filed 2009-05-11
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0570897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(ZIP Code)

(713) 739-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of outstanding common shares, no par value per share, as of May 11, 2009 was 211,332,963.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2009

Unless otherwise indicated or required by the context, (i) “Gastar,” the “Company,” “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (“Form 10-Q”) are stated in United States dollars and (iii) all financial data included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

General information about us can be found on our website at www.gastar.com. The information on our website is neither incorporated into, nor part of, this Form 10-Q. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the United States Securities and Exchange Commission (“SEC”). Information is also available on the SEC website at www.sec.gov for our United States filings and on SEDAR at www.sedar.com for our Canadian filings.

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,863	$6,153
Accounts receivable, net of allowance for doubtful accounts of $598 and $560, respectively	3,099	5,296
Commodity derivative contracts	8,205	9,829
Due from related parties	988	2,382
Prepaid expenses	739	879

Total current assets	31,894	24,539

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	151,257	141,860
Proved properties	319,936	309,103

Total natural gas and oil properties	471,193	450,963
Furniture and equipment	1,004	997

Total property, plant and equipment	472,197	451,960
Accumulated depreciation, depletion and amortization	(276,161)	(199,433)

Total property, plant and equipment, net	196,036	252,527

OTHER ASSETS:
Restricted cash	535	70
Deferred charges, net	7,626	6,849
Drilling advances	1,936	4,352
Other	100	100

Total other assets	10,197	11,371

TOTAL ASSETS	$238,127	$288,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,838	$14,256
Revenue payable	6,488	5,005
Accrued interest	5,194	1,505
Accrued drilling and operating costs	2,561	2,915
Commodity derivative contracts	2,101	1,121
Other accrued liabilities	1,477	3,131
Due to related parties	694	2,143
Current portion of long-term debt	174,717	151,684

Total current liabilities	201,070	181,760

LONG-TERM LIABILITIES:
Long-term debt	—	—
Asset retirement obligation	5,307	5,095

Total long-term liabilities	5,307	5,095

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 211,332,963 and 209,632,468 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	249,980	249,980
Additional paid-in capital	24,092	22,883
Accumulated other comprehensive gain – fair value of commodity hedging	1,773	2,629
Accumulated other comprehensive gain – foreign exchange	21	19
Accumulated deficit	(244,116)	(173,929)

Total shareholders’ equity	31,750	101,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$238,127	$288,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(in thousands, except share and per share data)
REVENUES:
Natural gas and oil revenues	$13,461	$16,846
Unrealized natural gas hedge loss	(196)	(1,413)

Total revenues	13,265	15,433

EXPENSES:
Production taxes	157	269
Lease operating expenses	1,877	1,542
Transportation and treating	493	459
Depreciation, depletion and amortization	7,999	6,409
Impairment of natural gas and oil properties	68,729	—
Accretion of asset retirement obligation	87	82
General and administrative expense	2,958	4,275

Total expenses	82,300	13,036

INCOME (LOSS) FROM OPERATIONS	(69,035)	2,397

OTHER (EXPENSES) INCOME:
Interest expense	(1,162)	(2,096)
Investment income and other	13	823
Foreign transaction loss	(3)	(37)

INCOME (LOSS) BEFORE INCOME TAXES	(70,187)	1,087
Provision for income taxes	—	—

NET INCOME (LOSS)	$(70,187)	$1,087

NET INCOME (LOSS) PER SHARE:
Basic	$(0.34)	$0.01

Diluted	$(0.34)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	207,262,117	207,098,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(70,187)	$1,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,999	6,409
Impairment of natural gas and oil properties	68,729	—
Stock-based compensation	1,421	856
Unrealized natural gas hedge income	196	1,413
Monetization of derivative contracts	2,465	—
Amortization of other comprehensive income – commodity hedging	(856)	—
Amortization of deferred financing costs and debt discount	686	463
Accretion of asset retirement obligation	87	82
Changes in operating assets and liabilities:
Restricted cash for hedging program	—	1,000
Accounts receivable	3,591	(4,648)
Prepaid expenses	81	118
Accounts payable and accrued liabilities	(942)	7,512

Net cash provided by operating activities	13,270	14,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(21,450)	(19,957)
Drilling advances	—	(1,132)
Purchase of furniture and equipment	(7)	(94)

Net cash used in investing activities	(21,457)	(21,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(2,000)	—
Proceeds from term loan	25,000	—
Increase in restricted cash	(465)	(2)
Deferred financing charges	(1,430)	(15)
Other	(208)	22

Net cash provided by financing activities	20,897	5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,710	(6,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,153	85,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,863	$78,968

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

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company and its subsidiaries are set forth in the notes to the Company’s audited condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Additionally, please refer to the Notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those Notes have not changed except as a result of normal transactions in the interim or as disclosed within this report.

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in United States (“U.S.”) dollars unless otherwise noted and were prepared from the records of the Company by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial statements, and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s 2008 10-K. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and Notes included in the Company’s 2008 10-K.

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

Additionally, the consolidated financial statements included in this report have been prepared on the basis of accounting principles applicable to a going concern assuming that the Company will continue as a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

The condensed consolidated financial statements include the accounts of the Company and the consolidated accounts of all its subsidiaries. The entities included in these consolidated accounts are all wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Newly Adopted Accounting Pronouncements

Determining Whether an Instrument is Indexed to an Entity’s Own Stock. Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The effect of adoption of EITF 07-05 in January 1, 2009 was immaterial to the Company’s financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities. The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 6 – Commodity Hedging Contracts for additional disclosures required by SFAS No. 161.

Noncontrolling Interests in Consolidated Financial Statements. On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company’s adoption of SFAS No. 160 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material affect on the Company’s reported financial position or results of operations.

Fair Value Measurements. On January 1, 2009, the Company adopted FASB Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS No. 157-2 was immaterial to the Company’s results of operations, cash flows or financial positions.

Newly Issued But Not Yet Effective Accounting Standards

Modernization of Natural gas and oil Reporting. In January 2009, the Securities SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting; Final

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changes the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Company has not yet determined the impact the implementation of the Final Rule will have, if any, on the financial statements.

Interim Reporting of Fair Value of Financial Instruments. In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods. The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009, and its adoption is expected to have no impact on the Company’s results of operations and financial condition but will require additional disclosures regarding the fair value of financial instruments.

3. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states Montana, Pennsylvania, Texas, West Virginia and Wyoming in the United States and in New South Wales, Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to March 31, 2009:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$122,032	$29,225	$151,257
Proved properties	319,332	604	319,936

Total natural gas and oil properties	441,364	29,829	471,193
Furniture and equipment	831	173	1,004

Total property and equipment	442,195	30,002	472,197

Impairment of proved natural gas and oil properties	(187,152)	(604)	(187,756)
Accumulated depreciation, depletion and amortization	(88,390)	(15)	(88,405)

Total accumulated depreciation, depletion and amortization	(275,542)	(619)	(276,161)

Total property and equipment, net	$166,653	$29,383	$196,036

At March 31, 2009, unproved properties not being amortized consisted of U.S. acreage acquisition costs of $108.9 million, Australian unevaluated property costs of $25.7 million and capitalized interest of $16.7 million.

For the three months ended March 31, 2009, the results of management’s ceiling test evaluation resulted in an impairment of the U.S. proved properties of $68.7 million. The March 31, 2009 U.S. proved property impairment utilized a weighted average natural gas price of $2.64 per Mcf. Management determined that an impairment was not required on the Australian properties for the three months ended March 31, 2009. There was no impairment of United States or Australian properties during the three months ended March 31, 2008.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Long-Term Debt

The following shows the Company’s long-term debt at maturity as of the dates indicated:

	March 31, 2009	December 31, 2008
	(in thousands)
Revolving credit facility	$16,875	$18,875
Term loan	25,000	—
12 3/4% senior secured notes	100,000	100,000
Convertible subordinated debentures	30,000	30,000
Subordinated unsecured notes payable	3,250	3,250

Total long-term debt at maturity	175,125	152,125

Current portion of long-term debt	174,717	151,684
Debt discount costs to be accreted	408	441

Total net carrying value of long-term debt	$—	$—

The current portion of long-term debt as of March 31, 2009 is comprised of the following:

Amount
(in thousands)
Revolving credit facility	$16,875
Convertible subordinated debentures	30,000
Subordinated unsecured note payable	3,238

Total current maturities - 2009	50,113

Term loan	25,000
12 3/4% senior secured notes	99,604

Total current portion of long-term debt	$174,717

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the 12 3 /4% Senior Secured Notes (as defined below), Gastar Exploration USA, Inc. (“Gastar USA”), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Revolving Credit Facility”) providing for a first priority lien borrowing base limit of $17.0 million at March 31, 2009. At March 31, 2009, the prime rate was 5.0%, the Eurodollar rates for one and three months were 0.5% and 1.2%, respectively, and the Company had $25,000 of availability under the borrowing base. The borrowing base is to be re-determined at least semi-annually, using the lender’s usual and customary criteria for natural gas and oil reserve valuation. The Revolving Credit Facility and related guarantees under the Revolving Credit Facility are guaranteed by the Company as the Parent (the “Parent”) and all its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility, and secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender.

On February 16, 2009, in conjunction with the Company entering into a new $25.0 million term loan (the “Term Loan”), described below, Gastar USA, the Parent and certain subsidiaries of the Parent entered into the Waiver and Second Amendment to the Revolving Credit Agreement (the “Second Amendment”) to provide for the waiver of a breach of a covenant under the Revolving Credit Facility and the additional incurrence of first lien secured debt under the Term Loan. The Second Amendment provided for a waiver of any past or present breach of the current ratio covenant requiring the Company to maintain a ratio of current assets to current liabilities of 1.0 to 1.0. The Second Amendment also effected, among other matters, the following:

•	Allowed for the Term Loan to rank pari passu with the Revolving Credit Facility on liens;

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

Borrowings bear interest at a prime rate or LIBOR rate, plus in each case an applicable margin. The applicable interest rate margin varies from 0.25% to 1.0% in the case of borrowings based on the prime rate and from 2.5% to 3.25% in the case of borrowings based on the LIBOR rate, depending on the utilization level in relation to the borrowing base subject to a minimum borrowing interest rate of 5.0%;

•	Annual commitment fee, ranging from 0.50% to 0.75% depending on borrowing base utilization;

•	Borrowing base of $18.0 million and monthly amortization of $1.0 million per month commencing March 1, 2009;

•

Maintenance of a maximum total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), on a rolling four quarters basis as adjusted, of not more than 4.5 to 1.0 through December 31, 2009 and 4.0 to 1.0 for all quarters thereafter; and

•

Automatic extension of maturity date from the current maturity date of October 15, 2009 to December 1, 2010 if requested by the Company 30 days prior to maturity of the Revolving Credit Facility provided that the Convertible Subordinated Debentures repayment has occurred or the lender has been provided with assurance acceptable to the lender that such payment will occur.

On March 13, 2009, Gastar USA, the Parent, certain subsidiaries of the Parent and the Revolving Credit Facility lender, as Administrative Agent, entered into the Waiver and Third Amendment to the Credit Agreement (the “Third Amendment”) to provide for the waiver of a breach of the current ratio test under the Revolving Credit Facility. The waiver covered the current breach as well as any future breach of the current ratio covenant as determined as of the end of any quarter of the fiscal year ending December 31, 2009. The Third Amendment also provided for the waiver of a breach of a covenant under the Revolving Credit Facility resulting from the Company’s auditors issuance of a going concern statement in its report on our 2008 consolidated financial statements.

As of March 31, 2009, the Company was in compliance with all debt covenants under the Revolving Credit Facility except for the current ratio covenant, which has been waived through December 31, 2009 as described above.

Term Loan

On February 17, 2009, Gastar USA drew $25.0 million under the Term Loan to fund current and future capital commitments and operating costs. The Term Loan bears interest at a fixed rate of 20% per annum and matures on February 15, 2012. The annual effective interest rate, after amortization of the fees paid to establish the Term Loan is 21.9% The Term Loan contains various customary covenants, including restrictions on liens, restrictions on incurring other indebtedness without the lender’s consent, restrictions on dividends and other restricted payments, and maintenance of various financial ratios consistent to the Revolving Credit Facility. Amounts outstanding under the Term Loan may be prepaid prior to maturity, with a prepayment premium of 10% if repaid prior to December 31, 2009, and a prepayment premium of 5% if repaid between January 1, 2010 and December 31, 2010. Upon a Change of Control (as defined in the Term Loan), all amounts outstanding under the Term Loan will be immediately due and payable.

Amounts outstanding under the Term Loan are secured by a first priority lien on Gastar USA’s and certain of the Parent’s subsidiaries’ primary natural gas and oil assets and certain other properties. The Term Loan and other existing and future indebtedness incurred under the Company’s existing Revolving Credit Facility are and remain senior to the liens securing the 12 3/4% Senior Secured Notes.

On March 13, 2009, concurrent with the execution of the Third Amendment, the Parent and Gastar USA entered into the Waiver under Term Loan to provide for a waiver of a breach of a current ratio test

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under the Term Loan. The current ratio covenant under the Term Loan is similar to the covenant in the Revolving Credit Facility. The waiver covers the current breach and any future breach of the current ratio covenant as determined as of the end of any quarter of our fiscal year ending December 31, 2009.

As of March 31, 2009, the Company was in compliance with all debt covenants under the Term Loan except for the current ratio covenant, which has been waived through December 31, 2009.

12 3/4% Senior Secured Notes

On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes due December 1, 2012 (“12 3/4% Senior Secured Notes”) at an issue price of 99.50%. The Notes are governed by an indenture, dated as of November 29, 2007 (the “Indenture”), by and among the Company, Gastar USA, Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto The annual effective interest rate, after amortization of the debt discount and fees paid to establish the 12 3/4% Senior Secured Notes, is 15.0%. The 12 3/4% Senior Secured Notes are fully and unconditionally guaranteed jointly and severally by Gastar USA, the Parent, and all of the Parent’s existing and future material domestic subsidiaries (the “Guarantors”). The 12 3/4% Senior Secured Notes and the guarantees are secured by a second lien on Gastar USA’s principal domestic natural gas and oil properties and other assets that secure the Revolving Credit Facility and Term Loan, subject to certain exceptions. The 12 3/4% Senior Secured Notes mature on December 1, 2012.

On February 16, 2009, Gastar USA, the Parent and the Guarantors entered into a supplemental indenture supplementing, amending and modifying the Indenture, with regards to, among other matters, the following:

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

As of March 31, 2009, the Company was in compliance with all debt covenants under the 12 3/4% Senior Secured Notes.

Convertible Senior Unsecured Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured debentures. The convertible senior unsecured debentures have a term of five years, are due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. The convertible senior unsecured debentures are convertible by the holders into 6,849,315 common shares at a conversion price of $4.38 per share and are redeemable, at the option of the Company, upon notice that the average price of the Company’s common shares for 20 consecutive trading days is at least 130% of the conversion price.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated Unsecured Notes Payable

The Company’s $3.25 million subordinated unsecured notes mature between April 2009 and September 2009, bear interest at 10% per annum and are callable by the Company at 101%.

5. Equity Compensation Plans

Share-Based Compensation Plans

2002 Stock Option Plan. The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved and ratified by the Company’s shareholders in July 2002. The 2002 Plan authorizes the Company’s Board of Directors to issue stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 25.0 million common shares. Stock option grant expirations vary between five and ten years. The vesting schedule has varied from two years to four years but generally has occurred over a four-year period at 25% per year beginning on the first anniversary date of the grant. Stock options issued pursuant to the 2002 Plan have an exercise price determined by the Board of Directors, provided that the exercise price cannot be less than the closing market price on the date immediately prior to the date of grant, as reported by any stock exchange on which the Company’s common shares are listed. If a stock option granted under the 2002 Plan expires or terminates for any reason in accordance with the terms of the 2002 Plan, the unpurchased common shares subject to that stock option become available for other stock option grants.

In April 2004, the Board of Directors amended the provisions of the 2002 Plan to specifically incorporate a provision to provide for stock options to be exercised on a cashless basis, whereby the Company issues to the optionee the number of common shares equal to the stock option exercised, less the number of common shares which when multiplied by the market price at the date of exercise equals the aggregate exercise price for all of the common shares exercised.

As of March 31, 2009, stock option grants covering the issuance of 10,660,250 common shares were outstanding under the 2002 Plan.

2006 Gastar Long-Term Stock Incentive Plan. On June 1, 2006, the Company’s shareholders approved the 2006 Gastar Long-Term Stock Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award established by the Remuneration Committee which is consistent with the 2006 Plan’s purposes to directors, officers and employees of the Company and its subsidiaries covering a maximum of 5.0 million common shares. The contractual life and vesting period for a grant will be determined by the Board of Directors at the time the grant is awarded. The vesting period for restricted common stock grants generally has been over four years, with one-third vesting on the second, third and fourth anniversaries of the date of grant.

As of March 31, 2009, 3,102,148 restricted common shares were the only grants outstanding under the 2006 Plan.

Determining Fair Value under SFAS No. 123R

In determining fair value for stock option grants pursuant to SFAS No. 123R, “Share Based Payments” (“SFAS No. 123R”) the Company utilized the following assumptions:

Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes-Merton valuation model. The fair value of all awards is expensed using the “graded-vesting method”.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected Life. The expected life of awards granted represents the period of time that stock options are expected to be outstanding. The Company determined the expected life to be 6.25 years, based on historical information, for all stock options issued with a four-year vesting period and ten-year grant expiration.

Expected Volatility. Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of its common shares at the beginning of the quarter in which the stock option is granted. The volatility is based on historical movements of the Company’s common share price on the NYSE Amex and the Toronto Stock Exchange over a period that approximates the expected life.

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

Expected Forfeitures. Forfeitures of unvested stock option and restricted common shares are calculated at the beginning of the year as a percentage of all stock option and restricted common share grants. For 2009, the Company is utilizing a 6.5% forfeiture rate in determining compensation expense,

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. The table below summarizes the number of stock options granted and the assumptions for the stock options granted for the periods indicated:

For the Three Months Ended March 31, 2009
Stock options granted during the reporting period	1,086,500
Expected life (in years)	6.25
Expected volatility	59.3%
Risk-free interest rate	1.97%

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the period indicated. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised.

For the Three Months Ended March 31, 2009
(in thousands, except per share data)
Weighted average grant date fair value of outstanding stock options	$1.07
Intrinsic value of stock options exercised	$—
Fair value of stock option shares vested during reporting period	$198

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity

The following table summarizes the annual changes and option exercise prices for stock options under the Company’s 2002 Plan for the three months ended March 31, 2009.

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2008	9,648,750	$2.76

Stock options granted	1,086,500	$0.52
Stock options exercised	—	$—
Stock options cancelled/expired	(75,000)	$2.99

Stock options outstanding as of March 31, 2009	10,660,250	$2.50

Stock options exercisable as of March 31, 2009	7,977,916	$2.71

The table below summarizes certain information about the stock options as of and during the three ended March 31, 2009. Fair value calculations are as of the date of grant.

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at December 31, 2008	1,799,167	$1.34
Unvested stock options at March 31, 2009	2,682,334	$0.91
Stock options granted during the three months ended March 31, 2009	1,086,500	$0.30
Stock options vested during the three months ended March 31, 2009	117,500	$1.68
Stock options canceled during the three months ended March 31, 2009	75,000	$1.34

As of March 31, 2009, the aggregate intrinsic value for outstanding stock options was $22,000, and the remaining weighted average contractual life of outstanding stock options was 4.5 years. As of March 31, 2009, the total fair value of exercisable stock options was $9.0 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of March 31, 2009:

Expiration Date	Number of Shares Under Stock Options		Exercise Prices (1)
	Outstanding	Exercisable
April 20, 2009	645,000	645,000	$2.96
August 4, 2009	3,553,750	3,553,750	$2.73
April 4, 2010	21,000	15,750	$3.44
June 24, 2010	325,000	243,750	$2.80
June 28, 2010	50,000	37,500	$2.72
September 7, 2010	150,000	112,500	$2.60
September 20, 2010	40,000	30,000	$3.20
October 17, 2015	75,000	56,250	$3.60
January 16, 2016	270,000	202,500	$4.01
April 5, 2016	838,000	419,000	$3.84
July 14, 2016	2,905,000	2,436,666	$2.32
March 30, 2017	200,000	100,000	$2.17
July 3, 2017	300,000	75,000	$2.20
July 7, 2017	200,000	50,000	$2.19
August 30, 2017	1,000	250	$1.67
March 19, 2019	1,086,500	—	$0.52

	10,660,250	7,977,916

(1)	Stock options granted with strike prices denominated in CDN$ have been converted to US$ by multiplying the CDN$ strike price by the exchange rate at March 31, 2009.

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants during the three months ended March 31, 2009:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value
Restricted common shares outstanding and issuable as of December 31, 2008	2,533,898	$2.02
Restricted common shares granted	2,107,673	$0.52
Restricted common shares vested	(1,539,423)	$0.52

Restricted common shares outstanding and issuable as of March 31, 2009	3,102,148	$1.74

The following table summarizes the range of grant dates (expiration dates) and grant date prices for restricted common shares outstanding and unvested as of March 31, 2009:

Expiration Date	Restricted Common Shares Outstanding	Grant Date Fair Value
March 19, 2011	25,000	$0.52
July 3, 2011	972,250	$2.20
January 16, 2012	10,000	$1.09
May 16, 2012	1,506,648	$1.91
August 18, 2012	45,000	$1.75
March 19, 2019	543,250	$0.52

Total	3,102,148

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2009, the remaining weighted average contractual life of unvested restricted common shares was 3.0 years. The following table shows the total value and weighted average fair value per share of restricted common shares outstanding for the period indicated:

As of March 31, 2009
(in thousands, except per share data)
Total value of restricted common shares outstanding and issuable	$1,675
Weighted average grant date fair value per share of restricted common share outstanding	$1.74

Stock-Based Compensation Expense

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $1.4 million and $856,000, respectively. Stock-based compensation expense for the three months ended March 31, 2009 includes $801,000 of compensation expense resulting from the payment of management bonuses in vested common shares in lieu of cash bonuses. All stock-based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

At March 31, 2009, the Company had unvested stock options to purchase 2,682,334 common shares with a weighted average grant date fair value of $0.91 per common share and 3,102,148 restricted common shares outstanding and issuable having a weighted average grant date value of $1.74 per common share. As of March 31, 2009, the Company had approximately $4.0 million of total unrecognized compensation cost related to unvested stock options and restricted common shares, which is expected to be amortized over the following periods:

Amount
(in thousands)
From 03/31/09	$1,769
2010	1,434
2011	622
2012	156
2013	9

Total	$3,990

6. Commodity Hedging Contracts

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses natural gas costless collars, index swaps, basis swaps and put options to hedge commodity price risk.

Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and elected not to designate any derivative contracts as cash flow hedges under SFAS No. 133. During the first quarter of 2009, there were gains of $856,000 reclassified into earnings as a result of the discontinuance of cash flow hedge accounting treatment for the Company’s derivatives. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge income (loss), while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following derivative transactions were outstanding with associated notional volumes and hedge prices for the index specified as of March 31, 2009:

Date	Period	Derivative Instrument (1)	Notional Daily Volume Average		Total Volume Remaining		Base Fixed Price		Puts		Call		Index	Production Area Hedged
			(MMBtu	)	(MMBtu	)			(MMBtu	)	(MMBtu	)
10/15/08	Cal 09	CC	5,000		1,375,000				$8.00		$12.05		Nymex-HH	TX
10/15/08	Cal 09	(P)	5,000		1,375,000				$5.75				Nymex-HH	TX
01/29/09	Apr-Dec 09	P	14,994		4,123,453				$5.00				Nymex-HH	TX/WY
10/15/08	Cal 09	B	5,000		1,375,000		-$	0.3825					HSC (2)	TX
10/15/08	Cal 09	I	5,000		1,375,000								HSC (2)	TX
02/12/09	Apr-Dec 09	B	2,000		550,000		-$	0.3750					HSC (2)	TX
03/16/09	Apr-Oct 09	B	2,000		428,000		-$	0.2800					HSC (2)	TX
03/25/09	Apr-Oct 09	B	2,000		428,000		-$	0.2850					HSC (2)	TX
11/14/08	Cal 09	B	1,500		412,500		-$	2.2200					CIG (3)	WY
11/21/08	Cal 09	B	1,000		275,000		-$	2.0200					CIG (3)	WY
02/12/09	Apr-Dec 09	B	850		233,750		-$	1.7500					CIG (3)	WY

(1)	CC = Costless collars.
(1)	B = Basis Swaps.
(1)	I = Index swaps; Gas Daily to IFERC Monthly Index.
(1)	P = Put purchased.
(1)	(P) = Put sold.
(2)	East-Houston-Katy -- Houston Ship Channel.
(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains.

As of March 31, 2009, all of the Company’s economic derivative hedge positions were with a multinational energy company, which is not known to the Company to be in default on their derivative positions. The credit support for the Company’s outstanding hedges at March 31, 2009 is under the Revolving Credit Facility through intercreditor agreements. The Company also had a $100,000 letter of credit outstanding with an additional derivative counter party but did not have any derivative contracts outstanding with that party at March 31, 2009. The Company is exposed to credit risk to the extent of nonperformance by the counterparty in the derivative contracts discussed above; however, the Company believes credit risk is minimal and does not anticipate nonperformance by such counterparty. None of the Company’s derivative instruments contains credit-risk related contingent features.

Based on the Company’s projections, approximately 73% of its 2009 estimated future natural gas production was hedged as of March 31, 2009 at an average NYMEX price of $5.57.

The Company recorded a short-term derivative asset of $8.2 million and a short-term derivative liability of $2.1 million related to the difference between hedged commodity prices and market prices on hedged volumes as of March 31, 2009. None of the Company’s derivative instruments are designated as cash flow hedging instruments as of March 31, 2009. For the three months ended March 31, 2009, the Company recognized unrealized losses in the statement of operations of $196,000 related to the change in the fair value of its derivative instruments.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adopted SFAS No. 161 at the beginning of the first quarter of 2009, and the expanded disclosures required by SFAS No. 161 are presented below. The table below provides data about the carrying values of derivatives that do not qualify for hedge accounting (in thousands):

	Asset Derivatives
Derivatives not designated as hedging instruments under SFAS No. 133	March 31, 2009
	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$8,205
Total derivatives not designated as hedging instruments under SFAS 133		$8,205

	Liability Derivatives
Derivatives not designated as hedging instruments under SFAS No. 133	March 31, 2009
	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$2,101
Total derivatives not designated as hedging instruments under SFAS 133		$2,101

	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under SFAS No. 133	Three Months Ended March 31, 2009
	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Commodity Contracts	Unrealized Natural Gas Hedges	$(196)

7. Fair Value Measurements

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

basis swaps and put options. Although the Company utilizes third party broker quotes to assess the reasonableness of prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these instruments as Level 2.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The determination of the fair values below incorporates various factors required under SFAS No. 157, including the impact of the counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	As of March 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Cash equivalents	$18,863	$—	$—	$18,863
Commodity derivatives	$—	$—	$8,205	$8,205

Liabilities:
Commodity derivatives	$—	$—	$2,101	$2,101

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2009:

Derivatives For the Three Months Ended March 31, 2009
(in thousands)
Balance as of December 31, 2008	$8,708
Total gains or losses (realized or unrealized):
Included in earnings (1)	839
Included in other comprehensive (loss) income (2)	—
Purchases, issuances and settlements	(3,443)
Transfers in and out of Level 3	—

Balance as of March 31, 2009	$6,104

Changes in unrealized loss relating to derivatives still held as of March 31, 2009	$(196)

(1)	This amount is included in natural gas and oil revenues on the statement of operations.
(2)	None of the changes in other comprehensive income for the period related to derivatives held as of December 31, 2008 or March 31, 2009. Effective October 1, 2008, the Company discontinued hedge accounting. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships will remain in Other Comprehensive Income until the underlying forecasted transactions affect earnings.

8. Common Shares

Authorized

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Share Issuances

During the three months ended March 31, 2009, pursuant to the Company’s 2006 Plan, the Company issued 2,107,673 restricted common shares to employees, of which 407,178 common shares were returned to the Company and cancelled in payment of withholding taxes.

Shares Reserved

At March 31, 2009, the Company has reserved 27,742,086 common shares to be issued pursuant to the conversion of Convertible Subordinated Debentures (6,849,315 common shares), exercise of stock options (10,660,250 common shares) and the exercise of warrants (10,232,521 common shares).

9. Warrants

The following table summarizes warrant information to purchase common shares as of March 31, 2009:

	Number of Warrants	Fair Value of Warrant (in thousands)	Warrant Price per Share Range	Weighted Average Remaining Life in Years	Weighted Average Exercise Price in US$
Warrants issued in connection with $3.25 million subordinated unsecured notes payable	232,521	$235	$2.76-3.03	0.1	$2.80
Warrant issued in connection with litigation settlement	10,000,000	$5,388	(1)	2.7	$(1)

(1)	The warrant is exercisable for $2.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present oil and gas interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale, or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrant will be exercisable for a six-month period commencing on that date at $3.00 per share. The Company is not obligated to sell any of its East Texas properties.

10. Interest Expense

The following tables summarize the components of interest and debt extinguishment expense for the periods indicated:

	For the Three Months Ended March 31.
	2009	2008
	(in thousands)
Interest expense:
Cash and accrued	$4,826	$4,004
Amortization of deferred financing costs and debt discount	686	463
Capitalized interest	(4,350)	(2,371)

Total interest expense	$1,162	$2,096

11. Related Party Transactions

Chesapeake Energy Corporation

On November 4, 2005, the Company completed an integrated transaction with Chesapeake Energy Corporation (“Chesapeake”) whereby Chesapeake acquired 27,151,641 newly issued common shares equal

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to 19.9% of the Company’s then outstanding common shares and acquired a 33.3% working interest in the Company’s Bossier play in the Hilltop area of East Texas. As part of this transaction, Chesapeake paid an additional $7.8 million, before fees and expenses, to reimburse the Company for Chesapeake’s pro rata share of leasehold interests acquired and to pay a disproportionate amount of future drilling costs in exchange for an undivided 33.3% of the Company’s leasehold working interests in the deep Bossier Hilltop prospect, less and except 160 acres surrounding each existing well bore. Chesapeake agreed to pay 44.44% of the drilling costs through casing point in the first six wells drilled by the parties in the Hilltop prospect to a depth sufficient to test the deep Bossier formation (an approximate depth of 19,000 feet) in order to earn its 33.33% leasehold working interest. The leasehold reimbursement was recorded as a reduction to natural gas and oil property cost.

As a result of its purchase of common shares, Chesapeake has the right to negotiate exclusively with the Company for a period of 30 days on any proposed sale of assets in the Hilltop area of East Texas. Additionally, Chesapeake has the right, with certain exceptions, to maintain its percentage ownership of the Company, on a fully diluted basis, by participating in future stock issuances and has the right to have an observer present at meetings of the Board of Directors.

On November 11, 2006 and May 23, 2007, Chesapeake acquired an additional 5,000,000 common shares and 1,757,195 common shares, respectively, in private placement transactions. As of March 31, 2009, Chesapeake owned 33,908,836 common shares, or 16.1% of the Company’s outstanding common shares. See Note 13 – Commitments and Contingencies for information regarding a lawsuit involving this transaction.

All related balances are the result of well operations activity governed by an existing standard form joint operating agreement. All balances are typically due and payable within 30 days.

12. Earnings or Loss per Share

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

	For the Three Months Ended March 31,
	2009	2008
	(in thousands, except per share and share data)
Basic and diluted loss and shares outstanding:
Net income (loss)	$(70,187)	$1,087

Weighted average common shares outstanding	207,262,117	207,098,570

Basic and diluted loss per common share:
Net income (loss) per share applicable to all common shares	$(0.34)	$0.01

Common shares excluded from denominator as anti-dilutive:
Stock options	10,660,250	9,648,750
Unvested restricted common shares	3,102,148	1,106,000
Warrants	10,232,521	232,521
Convertible subordinated debentures	6,849,315	6,849,315

Total	30,844,234	17,836,586

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Commitments and Contingencies

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

Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas 12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings, rendering judgment in favor of Navasota on its claims for breach of contract and specific performance, and remanding the case for further proceedings on Navasota’s other counts, which include claims for suit to quiet title, trespass to try title, tortious interference with contract, conversion, money had and received, and declaratory relief. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March 18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008. On August 28, 2008, the Texas Supreme Court requested briefing on the merits. On January 9, 2009, the Texas Supreme Court denied the Petition for Review. On January 26, 2009, the Company and Chesapeake jointly filed a motion for rehearing in the Texas Supreme Court on its denial of the Petition for Review. On April 24, 2009, the Texas Supreme Court denied the Petition for Review.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Fridkin-Kaufman Ltd. v. Gastar Exploration Texas L.P. f/k/a First Source Gas L.P., Gastar Exploration Ltd., First Texas Gas, L.P., First Source Texas, Inc., Gastar Exploration Texas, Inc. f/k/a First Texas Development, Inc., and Navasota Resources, Ltd. f/k/a Navasota Resources, Inc.; in the District Court of Harris County, Texas, 281st Judicial District (Case No. 2008-74765). This lawsuit was filed on December 19, 2008, alleging that the defendants failed to properly pay royalty on production from the Fridkin-Kaufman #1 well in Leon County, Texas during the period January 2005 to present. Plaintiff seeks damages of approximately $400,000, plus interest and attorney’s fees. The Company was served recently and has answered denying all claims. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and Gregory R. Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, Susan Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, and Gekko Holdings, LLC, d/b/a Gekko Breeding and Racing v. ClassicStar LLC, ClassicStar Farms, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, GeoStar Corporation, S. David Plummer, Spencer D. Plummer III, Tony Ferguson, Thomas Robinson, John Parrot, Karren Hendrix, Stagg Allen & Company, P.C. f/k/a Karren Hendrix & Associates, P.C., Terry L. Green, ClassicStar Farms, Inc., Gastar Exploration, Ltd. and Does 1-1,000; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:07-cv-347-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of the several defendants. The plaintiffs allege that they were defrauded into participating in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, common law fraud, negligent misrepresentation, constructive trust, unjust enrichment, and negligence. The plaintiffs also assert additional causes of action only against the ClassicStar defendants, David and Spencer Plummer, Karren Hendrix, Terry Green, Strategic Opportunity Solutions, and Does 1-1,000. The Company has accepted service but has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and West Hill Farms, LLC, et al. v. ClassicStar LLC, ClassicStar Farms, LLC, ClassicStar 2004, LLC, National Equine Lending Co., LLC, New NEL, LLC, GeoStar Corp., GeoStar Equine Energy, Inc., Tony Ferguson, David Plummer, ClassicStar Thoroughbreds, LLC, Spencer Plummer, Karren Hendrix Stagg Allen & Co., Thom Robinson, John Parrot, First Equine Energy Partners, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, ClassicStar 2005

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Powerfoal Stables, LLC, ClassicStar Farms, Inc., GeoStar Financial Services Corp., Gastar Exploration, Ltd., and John Does 1-3; In the United States District Court for the Eastern District of Kentucky (Cause No. 06-243-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were defrauded participating in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against the majority of the defendants, including the Company. These causes of action include violations of the RICO Act, common law fraud, negligent misrepresentation, theft by deception, unjust enrichment, conspiracy, aiding and abetting, and fraudulent transfer. The plaintiffs also assert additional causes of action against certain defendants other than the Company for breach of contract, state and federal securities fraud, anticipatory breach, and conversion. On March 19, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The briefing on the motion to dismiss is not yet complete. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and AA-J Breeding, LLC, Su-Sim, LLC, Derby Stakes, LLC, Uri Halfon, and Ora-Oli Halfon v. GeoStar Corp., GeoStar Financial Services Corp., First Source Wyoming, Inc., ClassicStar, LLC, ClassicStar Farms, LLC, ClassicStar Farms, Inc., Karren Hendrix, Stagg, Allen, & Company, P.C., f/k/a Karren, Hendrix & Assoc. P.C., Handler, Thayer, & Duggan, LLC, Thomas J. Handler, J.D., P.C., S. David Plummer, Spencer D. Plummer III, Tony Ferguson, Terry L. Green, and Gastar Exploration, Ltd.; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:08-cv-79-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 6, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were defrauded into participating in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, breach of contract, common law fraud, misrepresentation, constructive trust, unjust enrichment, accounting, and conversion. The plaintiffs also assert additional causes of action only against Karren Hendrix, Handler, Thayer, & Duggan, LLC, and Thomas J. Handler. The Company has accepted service but has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

Gastar Exploration Texas L.P. vs. J. Ken Welch d/b/a W-S-M Oil Company, et al; Cause No. 0-09-117 in the 87th Judicial District Court of Leon County, Texas. This lawsuit, filed on March 12, 2009, is a suit for trespass to try title and, in the alternative, to quiet title, to an undivided mineral interest under several Gastar oil & gas leases covering approximately 4,273.70 gross acres (the “Leases”). In this suit Gastar contends that certain oil and gas leases claimed by the defendants’ have expired according to their terms and that the defendants’ failure to release those leases constitutes a trespass upon and cloud on the Leases. The Defendants have responded with a General Denial. The Company has filed a Motion For Disclosure and Request For Production Of Documents. The Company will continue to vigorously pursue this claim.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash paid for interest, net of capitalized interest	$1,099	$748

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(3,761)	$(4,467)
Asset retirement obligation included in oil and gas properties	$125	$—
Drilling advances application	$2,416	$1,063

15. Comprehensive Loss

The Company’s comprehensive loss for the periods indicated was as follows:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income (loss)	$(70,187)	$1,087
Change in:
Commodity hedging activities – current period reclassification to earnings	(856)	(4,074)
Foreign currency translation adjustments	2	22

Comprehensive loss	$(71,041)	$(2,965)

16. Issuer Subsidiaries Condensed Consolidating Financial Statements

The following table presents condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three month periods ended March 31, 2009 and 2008 of Gastar Exploration Ltd. (“Parent”), Gastar Exploration USA, Inc. (“Issuer”) and Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc., Gastar Exploration Victoria, Inc. and Gastar Power Pty Ltd., each a minor non-guarantor subsidiary included in issuer subsidiaries, (collectively referred to as “Issuer Subsidiaries”). Each of the Parent and the Issuer Subsidiaries, except for Gastar Power Pty Ltd., have fully and unconditionally guaranteed, on a joint and severally basis, the $100.0 million 12 3/4% Senior Secured Notes sold in November 2007 and the Revolving Credit Facility, established at the same time. Interest charged on intercompany receivables and payables between the Parent and Issuer are eliminated.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of March 31, 2009

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20	$12,775	$6,068	$—	$18,863
Accounts receivable, net	4	—	3,095	—	3,099
Commodity derivative contracts	—	—	8,205	—	8,205
Due from related parties	—	—	988	—	988
Prepaid expenses	213	—	526	—	739

Total current assets	237	12,775	18,882	—	31,894

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	29,863	121,394	—	151,257
Proved properties	8	55,341	264,587	—	319,936

Total natural gas and oil properties	8	85,204	385,981	—	471,193
Furniture and equipment	—	53	951	—	1,004

Total property, plant and equipment	8	85,257	386,932	—	472,197
Accumulated depreciation, depletion and amortization	(7)	(51,346)	(224,808)	—	(276,161)

Total property, plant and equipment, net	1	33,911	162,124	—	196,036

OTHER ASSETS:
Restricted cash	25	—	510	—	535
Deferred charges, net	311	7,315	—	—	7,626
Drilling advances	—	—	1,936	—	1,936
Intercompany receivable and investment in subsidiaries	63,950	137,832	—	(201,782)	—
Other	—	100	—	—	100

Total other assets	64,286	145,247	2,446	(201,782)	10,197

TOTAL ASSETS	$64,524	$191,933	$183,452	$(201,782)	$238,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$43	$—	$7,795	$—	$7,838
Revenue payable	—	—	6,488	—	6,488
Accrued interest	466	4,728	—	—	5,194
Accrued drilling and operating costs	—	437	2,124	—	2,561
Commodity derivative contracts	—	443	1,658	—	2,101
Other accrued liabilities	39	14	1,424	—	1,477
Due to related parties	—	—	694	—	694
Current portion of long-term debt	33,238	141,479	—	—	174,717

Total current liabilities	33,786	147,101	20,183	—	201,070

LONG-TERM LIABILITIES:
Asset retirement obligation	6	2,701	2,600	—	5,307
Intercompany payable	—	—	26,763	(26,763)	—

Total long-term liabilities	6	2,701	29,363	(26,763)	5,307

TOTAL SHAREHOLDERS’ EQUITY	30,732	42,131	133,906	(175,019)	31,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,524	$191,933	$183,452	$(201,782)	$238,127

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of December 31, 2008

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations		Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39	$25	$6,089		$—	$6,153
Accounts receivable, net	2	—	5,294		—	5,296
Commodity derivative contracts	—	15	9,814		—	9,829
Due from related parties	—	—	2,382		—	2,382
Prepaid expenses	245	84	550		—	879

Total current assets	286	124	24,129		—	24,539

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	30,832	111,028		—	141,860
Proved properties	8	51,132	257,963		—	309,103

Total natural gas and oil properties	8	81,964	368,991		—	450,963
Furniture and equipment	—	49	948		—	997

Total property, plant and equipment	8	82,013	369,939		—	451,960
Accumulated depreciation, depletion and amortization	(7)	(44,412)	(155,014)		—	(199,433)

Total property, plant and equipment, net	1	37,601	214,925		—	252,527

OTHER ASSETS:
Restricted cash	25	—	45		—	70
Deferred charges, net	433	6,416	—		—	6,849
Drilling advances	—	—	4,352		—	4,352
Intercompany receivable and investment in subsidiaries	132,666	192,012	—		(324,678)	—
Other	—	100	—		—	100

Total other assets	133,124	198,528	4,397		(324,678)	11,371

TOTAL ASSETS	$133,411	$236,253	$243,451		$(324,678)	$288,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9	$—	$14,247	$		$14,256
Revenue payable	—	—	5,005		—	5,005
Accrued interest	401	1,104	—		—	1,505
Accrued drilling and operating costs	—	471	2,444		—	2,915
Commodity derivative contracts	—	78	1,043		—	1,121
Other accrued liabilities	60	13	3,058		—	3,131
Due to related parties	—	—	2,143		—	2,143
Current portion of long-term debt	33,226	118,458	—		—	151,684

Total current liabilities	33,696	120,124	27,940		—	181,760

LONG-TERM LIABILITIES:
Asset retirement obligation	6	2,621	2,468		—	5,095
Intercompany payable	—	2,379	19,752		(22,131)	—

Total long-term liabilities	6	5,000	22,220		(22,131)	5,095

TOTAL SHAREHOLDERS’ EQUITY	99,709	111,129	193,291		(302,547)	101,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,411	$236,253	$243,451		$(324,678)	$288,437

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended March 31, 2009

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$—	$1,511	$11,950	$—	$13,461
Unrealized natural gas hedge income (loss)	—	(379)	183	—	(196)

Total revenues	—	1,132	12,133	—	13,265

EXPENSES:
Production taxes	—	147	10	—	157
Lease operating expenses	—	632	1,245	—	1,877
Transportation and treating	—	493	—	—	493
Depreciation, depletion and amortization	—	722	7,277	—	7,999
Impairment of natural gas and oil properties	—	6,212	62,517	—	68,729
Accretion of asset retirement obligation	—	45	42	—	87
General and administrative expenses	271	48	2,639	—	2,958

Total expenses	271	8,299	73,730	—	82,300

INCOME (LOSS) FROM OPERATIONS	(271)	(7,167)	(61,597)	—	(69,035)

OTHER (EXPENSES) INCOME:

Interest expense	(936)	(182)	(44)	—	(1,162)
Investment income and other	20	(16)	9	—	13
Equity earnings in subsidiaries	(68,998)	(61,633)	—	130,631	—
Foreign transaction loss	(2)	—	(1)	—	(3)

INCOME BEFORE INCOME TAXES	(70,187)	(68,998)	(61,633)	130,631	(70,187)
Provision for income taxes	—	—	—	—	—

NET INCOME	$(70,187)	$(68,998)	$(61,633)	$130,631	$(70,187)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Three Months Ended March 31, 2009

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,187)	$(68,998)	$(61,633)	$130,631	$(70,187)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	722	7,277	—	7,999
Impairment of natural gas and oil properties	—	6,212	62,517	—	68,729
Stock-based compensation	—	—	1,421	—	1,421
Unrealized natural gas hedge income	—	379	(183)	—	196
Monetization of derivative contracts	—	—	2,465	—	2,465
Amortization of other comprehensive income	—	—	(856)	—	(856)
Amortization of deferred financing costs and debt discount	134	552	—	—	686
Accretion of asset retirement obligation	—	45	42	—	87
Equity in loss of issuer subsidiaries	68,998	61,633	—	(130,631)	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Accounts receivable	(2)	—	3,593	—	3,591
Prepaid expenses	32	84	(35)	—	81
Accounts payable and accrued liabilities	78	3,891	(4,911)	—	(942)

Net cash provided by (used in) operating activities	(947)	4,520	9,697	—	13,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	—	(3,504)	(17,946)	—	(21,450)
Purchase of furniture and equipment	—	(4)	(3)	—	(7)
Subsidiary equity investment/repayments	1,139	—	8,693	(9,832)	—

Net cash provided by (used in) investing activities	1,139	(3,508)	(9,256)	(9,832)	(21,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(2,000)	—	—	(2,000)
Proceeds from term loan	—	25,000	—	—	25,000
Subsidiary equity investment/repayments	—	(9,832)	—	9,832	—
Increase in restricted cash	—	—	(465)	—	(465)
Deferred financing charges	—	(1,430)	—	—	(1,430)
Other	(211)	—	3	—	(208)

Net cash provided by (used in) financing activities	(211)	11,738	(462)	9,832	20,897

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19)	12,750	(21)	—	12,710
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39	25	6,089	—	6,153

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20	$12,775	$6,068	$—	$18,863

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Three Months Ended March 31, 2008

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,087	$2,349	$2,180	$(4,529)	$1,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	6,409	—	6,409
Stock-based compensation	—	—	856	—	856
Unrealized natural gas hedge loss	—	216	1,197	—	1,413
Amortization of deferred financing costs and debt discount	134	329	—	—	463
Accretion of asset retirement obligation	—	40	42	—	82
Equity in loss of issuer subsidiaries	(2,349)	(2,180)	—	4,529	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Restricted cash for hedging program	1,000	—	—	—	1,000
Accounts receivable	3	—	(4,651)	—	(4,648)
Prepaid expenses	39	—	79	—	118
Accounts payable and accrued liabilities	(46)	3,237	4,321	—	7,512

Net cash provided by (used in) operating activities	(132)	3,991	10,433	—	14,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	—	(1,362)	(18,595)	—	(19,957)
Drilling advances	—	—	(1,132)	—	(1,132)
Purchase of furniture and equipment	—	—	(94)	—	(94)
Subsidiary equity investment repayments	—	(2,614)	—	2,614	—

Net cash used in investing activities	—	(3,976)	(19,821)	2,614	(21,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subsidiary equity investment repayments	87	—	2,527	(2,614)	—
Increase in restricted cash	(1)	—	(1)	—	(2)
Deferred financing charges	—	(15)	—	—	(15)
Other	7		15	—	22

Net cash provided by (used in) financing activities	93	(15)	2,541	(2,614)	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39)	—	(6,847)	—	(6,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73	—	85,781	—	85,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34	$—	$78,934	$—	$78,968

Cautionary Statement about Forward-Looking Statements

Certain statements and information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the use of forward-looking words, including “may”, “expect”, “anticipate”, “plan”, “project”, “believe”, “estimate”, “intend”, “will”, “should” or other similar words. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Forward-looking statements may include statements that relate to, among other things, our:

•	Financial position;

•	Business strategy and budgets;

•	Anticipated capital expenditures;

•	Drilling of wells;

•	Natural gas and oil reserves;

•	Timing and amount of future production of natural gas and oil;

•	Operating costs and other expenses;

•	Cash flow and anticipated liquidity;

•	Prospect development; and

•	Property acquisitions and sales.

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that may cause our actual results, performance or achievements to be materially different from our historical experience and our present expectations or projections, or actual future results expressed or implied by the forward-looking statements. These factors include, but are not limited to, those summarized below:

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

Other factors that could affect our financial performance or cause our actual results to differ materially from our projected results are described in (i) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (ii) under the heading “Item 1A – Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, (iii) our reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

You should not unduly rely on these forward-looking statements in this Form 10-Q, as they speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly update, revise or release any revisions to these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States and Australia. Gastar pursues a strategy combining select higher risk, deep natural gas exploration prospects with lower risk coalbed methane (“CBM”) development. Gastar owns and operates exploration and development acreage in the deep Bossier gas play of East Texas and has commenced exploration operations in the Marcellus Shale in West Virginia and southwestern Pennsylvania. Gastar’s CBM activities are conducted within the Powder River Basin of Wyoming and Montana and on approximately 6.0 million gross acres controlled by us and our joint development partner in Australia’s Gunnedah Basin, located in New South Wales. We are a Canadian corporation incorporated in Alberta in 1987. We are publicly traded on the NYSE Amex under the ticker symbol “GST” and on the Toronto Stock Exchange, or TSX, under the ticker symbol “YGA”.

Natural Gas and Oil Activities

The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Hilltop Area, East Texas

Hilltop Area, East Texas. The majority of our activities have been in the Bossier play in the Hilltop area of East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties, where we hold approximately 32,082 gross (16,025) net acres. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production, significant decline rates and long-lived reserves.

In late December 2008, we completed the drilling of the Belin #1, a deep Bossier offset to the Wildman #3, with current gross production of approximately 16.5 MMcfd from two zones after an initial gross production rate of 41.2 MMcfd. We have a 50% working interest and a 38% net revenue interest before payout in the Belin #1 well. In January 2009, we completed the Lone Oak Ranch #7 well, a middle Bossier offset to the Lone Oak Ranch #6. Current gross production from the Lone Oak Ranch #7 is approximately 3.0 MMcfd after an initial gross sales rate of 6.9 MMcfd. We have a 50% working interest and a 37.5% net revenue interest in the Lone Oak Ranch #7 well.

Currently, we are drilling the Wildman Trust #5 well, an offset to the Wildman #3 well that had an initial production rate of 23.0 MMcfd, with total depth estimated to be reached by mid-May 2009. At that time, we plan on releasing the drilling rig in East Texas until such time that natural gas prices and capital markets improve. We will release the drilling rig currently under contract and anticipate that we will incur a cost of approximately $2.3 million to do so.

For the three months ended March 31, 2009, net production from the Hilltop area averaged 25.3 MMcfe per day, compared to 18.1 MMcfe per day for the three months ended December 31, 2008.

Marcellus Shale – West Virginia and Southwestern Pennsylvania

The Marcellus Shale is Middle Devonian aged shale that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability has historically made the Marcellus an unconventional exploration target. Advancements in two technologies, stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. In late 2007, we began acquiring an acreage position in the Marcellus Shale in West Virginia and southwestern Pennsylvania. As of March 31, 2009, our acreage position in the play was approximately 45,375 gross (41,178 net) acres, of which the majority is deemed in the core, over-pressured area of the Marcellus play and is in close proximity to wells being drilled in the Marcellus by other operators.

During the three months ended March 31, 2009, we drilled an additional 3 (2.9 net) shallow vertical wells resulting in total shallow wells drilled by us to 10 (9.1 net) in the area. Currently seven are on production, and the remaining wells are scheduled to be on production during 2009. This shallow well drilling program continues to be conducted to hold certain leases by production, while we develop an exploration and development program for the deeper Marcellus Shale objective. We do not anticipate that we will drill any additional shallow wells until we secure a joint venture partner or until natural gas prices improve. We will continue to maintain our leases through renewals, extensions and renegotiations of a few drilling commitments related to our interests. For the three months ended March 31, 2009, net production from the Appalachia area averaged 0.5 MMcfe per day, compared to 0.3 MMcfe per day for the three months ended December 31, 2008.

We have identified a potential joint venture partner for the development of our assets in the Marcellus Shale, who is currently performing its due diligence investigation on our Marcellus Shale assets. We hope we will be in a position to close a transaction within a reasonable amount of time. We anticipate that we will drill our first deep Marcellus Shale well in the fourth quarter of 2009, if we are able to secure a joint venture partner. Our overall drilling program has not yet been finalized pending establishing a relationship with an outside partner.

Coalbed Methane – Powder River Basin, Wyoming and Montana

We own an approximate 40% average working interest in approximately 40,808 gross (17,113 net) acres in the Powder River Basin of Wyoming and Montana. Our activity level has been influenced by natural gas prices in the area, which currently are significantly lower than our other operating areas. As a result, only maintenance type expenditures were incurred during the three months ended March 31, 2009. No additional drilling is anticipated in the Powder River Basin until natural gas prices increase in the area. For the three months ended March 31, 2009, our average net production from our CBM properties in the Powder River Basin was approximately 4.2 MMcf per day, compared to 5.5 MMcf per day for the three months ended December 31, 2008.

Coalbed Methane – PEL 238, Gunnedah Basin, New South Wales, Australia

We have a 35% interest in PEL 238, a CBM exploratory property covering approximately 2.2 million gross (761,400 net) acres, located in the Gunnedah Basin of New South Wales, approximately 250 miles northwest of Sydney, Australia, near the town of Narrabri. We believe that the strategic location of PEL 238 and potential CBM reserves near the large natural gas markets in the Sydney-Newcastle-Wollongong area and the location relative to other developing gas and growing liquid natural gas markets should create a competitive marketing advantage for the natural gas reserves that may be developed.

Upon the closing of our $25 million term loan in February 2009, we acquired a 35% interest in the Wilga Park Power Station for a $3.1 million cash payment to Eastern Star Gas, with an additional payment of $250,000 contingent upon the Wilga Park Power Station being successfully expanded from its current capacity of four megawatts (“MW”) to a capacity of seven MW. Construction of a flowline to deliver gas from the PEL 238 production pilots to the power station is currently in progress and is expected to be completed by mid-2009. The power station will be the primary market for natural gas from PEL 238 until we begin fulfilling our supply arrangements under the two previously announced Memorandums of Understanding and/or begin deliveries through a lateral connection to the existing Central Ranges pipeline system. We now expect first commercial sales to the plant early in the third quarter of 2009.

In late April 2009, we completed the drilling of the first two dual-lateral horizontal production pilots, each consisting of three vertical wells intersected by two horizontal well sections. Approximately 13,000 feet of coal was drilled in the four horizontal legs. Initial water production from the first two horizontal laterals was over 3,400 barrels of water per day indicating that the concept of drilling horizontal wells perpendicular to the fracture orientation within the coal seam would be successful in maximizing individual well deliverability. By the end of May 2009, all of the wells will be placed on production, and it is expected that any coal bed methane produced from the pilot will be transported to the Wilga Park Power Station and utilized for power generation.

An additional multi-lateral horizontal production pilot is planned to be drilled within the Dewhurst area of PEL 238, based on the previous successful coring work with subsequent locations for two to three additional pilots to be determined on the basis of results of planned coreholes to be drilled during 2009.

We are continuing with the planned corehole evaluation program for PEL 238. In April 2009, we began a corehole in the Coonarah area to test coals found when shallow conventional wells were drilled in the area. The primary objective of the Coonarah-9 is to evaluate the thickness, gas content, composition and permeability of the Black Jack and Maules Creek coals on the eastern flank of the Coonarah anticline. The Coonarah-9 corehole is located approximately 980 feet from a conventional well (the Coonarah-3) that intersected approximately 23 feet of coal in the Hoskisson’s seam and 14 miles from the Blue Hills corehole, which intersected approximately 33 feet of coal in the Hoskisson’s seam. CBM wells drilled in the Coonarah area will be produced through existing pipeline infrastructure that carries conventional gas from the Coonarah area to the Wilga Park Power Station.

Coalbed Methane—PEL 433-434, Gunnedah Basin, New South Wales, Australia

We hold approximately 1.9 million gross (664,000 net) acres in PEL 433 and approximately 1.9 million gross (669,000 net) acres in PEL 434. PEL 433 and PEL 434 are located south of PEL 238, where we and ESG are developing the Gunnedah Basin Gas Project. Coal evaluation core-hole drilling completed during the 1970s and 1980s by the NSW government identified the distribution and thickness of the coal measures within a portion of PEL 433. The Hoskisson Coal Seam is believed to be approximately 13 to 20 feet thick and widely distributed within the eastern part of PEL 433. There has been no previous coal seam gas exploration and evaluation work in the area, and there is no information on gas content, gas composition or coal permeability. We conducted no activities on these license areas during the three months ended March 31, 2009.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this Form 10-Q.

The following table gives information about production volumes and prices of natural gas and oil for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
Production:
Natural gas (MMcf)	2,693	2,406
Oil (MBbl)	1	1
Total (MMcfe)	2,698	2,413

Total (MMcfed)	30.0	26.5

Average sales prices:
Natural gas (per Mcf), including impact of realized hedging activities	$4.99	$6.96
Oil (per Bbl)	$39.47	$96.84

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $13.5 million for the three months ended March 31, 2009, down from $16.8 million for the three months ended March 31, 2008. The decrease in revenues was the result of a 29% decrease in prices, partially offset by a 13% increase in production volumes, primarily in East Texas. During the three months ended March 31, 2009, approximately 67% of our natural gas production was hedged. The realized effect of hedging on natural gas sales was an increase of $4.4 million in revenues resulting in an increase in total price received from $3.37 per Mcf to $4.99 per Mcf. For the remainder of 2009, we have approximately 73% of our estimated gas production hedged at an average NYMEX price of $5.75.

Unrealized natural gas hedge loss was $196,000 for the three months ended March 31, 2009, an improvement from the $1.4 million loss for the three months ended March 31, 2008. The decrease in unrealized natural gas loss was the result of a decrease in natural gas prices and discontinuance of hedge accounting on all existing derivative contracts effective October 1, 2008.

Production taxes. We reported production taxes of $157,000 for the three months ended March 31, 2009, compared to $269,000 for the three months ended March 31, 2008. The decrease in production taxes is primarily the result of lower natural gas prices and lower production volumes in Wyoming.

Lease operating expenses. We reported lease operating expenses of $1.9 million for the three months ended March 31, 2009, up from $1.5 million for the three months ended March 31, 2008. Our lease operating expenses were $0.70 per Mcfe for the three months ended March 31, 2009, compared to $0.64 per Mcfe for the comparable period in 2008. This increase in 2009 was primarily due to higher non-recurring workover costs in Texas of $0.13 per Mcfe. Excluding workover expense, our lease operating expenses were $0.57 per Mcfe for the three months ended March 31, 2009, compared to $0.65 per Mcfe for the same period in 2008. The decrease in the rate per Mcfe was primarily due to higher current quarter production volumes.

Transportation and treating. We reported transportation expenses of $493,000 for the three months ended March 31, 2009, up from $459,000 for the three months ended March 31, 2008. This increase was primarily due to higher compression costs in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $8.0 million for the three months ended March 31, 2009, up from $6.4 million for the three months ended March 31, 2008. The increase in DD&A expense was the result of a 13% increase in production and a higher DD&A rate per Mcfe. The DD&A rate for the three months ended March 31, 2009 was $2.96 per Mcfe, compared to $2.66 for the comparable period in 2008. The increase in rate is primarily due to lower proved reserves attributable to a significant decline in natural gas prices. Current quarter end Henry Hub natural gas price was $3.61, compared to $5.71 at December 31, 2008 and $9.36 at March 31, 2008. The decrease in natural gas prices resulted in lower economic reserve limits thus reducing total reserves.

Impairment of natural gas and oil properties. We reported impairment of natural gas and oil properties of $68.7 million for the three months ended March 31, 2009. The 2009 impairment is the result of a significant decline in natural gas prices in 2009. Current quarter end Henry Hub natural gas prices declined 37% from December 31, 2008 prices resulting in estimated future net revenues being based on a weighted average price of $2.64 per Mcf at March 31, 2009, compared to $4.56 per Mcf at year end 2008. There was no impairment for the comparable period in 2008 due to higher natural gas and oil prices.

General and administrative. We reported general and administrative expenses of $3.0 million for the three months ended March 31, 2009, down from $4.3 million for the three months ended March 31, 2008. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $1.4 million and $856,000 for the three months ended March 31, 2009 and 2008, respectively. This increase in stock-based compensation expense was due to the March 2009 payment of 2008 management bonuses of $801,000 in vested common shares in lieu of cash bonuses. Excluding stock-based compensation expense, general and administrative expense decreased $1.9 million to $1.5 million for the three months ended March 31, 2009. This decrease is primarily due to lower legal costs resulting from litigation settlement in June 2008 and management bonuses being paid in common shares.

Interest expense. We reported interest expense of $1.2 million for the three months ended March 31, 2009, compared to $2.1 million for the three months ended March 31, 2008. The decrease in interest expense was primarily the result of a $2.0 million increase in interest capitalized during the three months ended March 31, 2009, which was partially offset by higher interest expense on our term loan and revolving credit facility.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, availability under our revolving credit facility, and access to capital markets, to the extent available. The capital markets, as they relate to us, have been adversely impacted by the continuing financial crisis, concerns about overall deflation and its negative effect on commodity prices, the possibility of a deepening world recession that may extend for a long period into the future, a lack of liquidity in the banking system and the unavailability and cost of credit. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in natural gas and oil prices, drilling results, and cash flow.

Our consolidated financial statements included in this report have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2009, we reported cash flow from operating activities of $13.3 million, net cash utilized in investing activities of $21.5 million and net cash provided by financing activities of $20.9 million. As a result of these activities, our 2008 year end cash and cash equivalents increased by $12.7 million, resulting in a March 31, 2009 balance of cash and cash equivalents of $18.9 million.

At March 31, 2009, we had a net working capital deficit of approximately $169.2 million, with $174.7 million classified as current portion of long-term debt of which $50.1 million is scheduled to mature in 2009. Included in our current portion of long-term debt are $3.2 million of subordinated notes maturing between April 2009 and September 2009, $16.9 million of debt incurred under our revolving credit facility, $30.0 million of convertible subordinated debentures maturing November 20, 2009, $25.0 million of term debt maturing February 15, 2012 and $99.6 million of 12 3/4% senior secured notes maturing December 1, 2012. Our revolving credit facility matures on October 15, 2009, unless we automatically extend its maturity to December 1, 2010 by repaying our convertible subordinated debentures or by arranging for repayment of the convertible subordinated debentures on or prior to their maturity in a manner acceptable to the revolving credit facility lenders. In addition, during the first quarter of 2009 we were required to obtain waivers of a financial covenant in our Revolving Credit Facility and Term Loan. We may be required to seek additional waivers during 2009. If such waivers are needed and not obtained, the failure to obtain such waivers or to make payments on debt when due could result in defaults and as a result of cross default provisions in our various agreements, could result in the acceleration of maturity of all of our debt, including our term loan and 12 3/4% senior secured notes. It is likely that repaying our debt that is due 2009 will require an inflow of cash from sales of assets, entering into joint ventures or from existing or other credit sources, which may not be available. As described below, our loan agreements may prohibit or significantly restrict our ability to issue new debt or use proceeds from an asset sale for the repayment of our convertible subordinated debentures due in November 2009. These matters raise substantial doubt about our ability to continue as a going concern.

Future capital and other expenditure requirements. Capital expenditures for the remainder of 2009 are projected to be approximately $49.9 million, consisting of $14.7 million in East Texas, $4.0 million in the Marcellus Shale, $15.0 million in New South Wales, $800,000 in the Powder River Basin, and an additional $15.4 million for capitalized interest cost. To supplement our cash flow and help fund our 2009 capital budget, we are seeking joint venture partners for the development of our properties, as well as the possibility of other selected property sales. We are optimistic that we will be successful, and in fact, we currently have identified a potential joint venture partner for the development of our assets in the Marcellus Shale, who is currently performing its due diligence. If we are not successful in raising the additional capital required for our current plan, we may further reduce our drilling and development program. As the operator of our East Texas and Marcellus Shale properties, a portion of our 2009 budget can be reduced, postponed or eliminated at our discretion or without substantial penalty under non-consent clauses applicable to joint exploration and development arrangements.

Based on our current capital plan, our current cash on hand, and projected, internally generated cash flow, we project that we will need to raise an additional approximate $70.0 million in order to fund our remaining 2009 exploration and development activities, working capital needs and meet the $50.1 million in scheduled debt maturities in 2009. The funding of this capital short fall will focus on securing a partner for the joint venture development of the Marcellus Shale, sale of all or a portion of our New South Wales assets and other assets located in East Texas or the issuance of additional debt or equity, if possible at acceptable terms. If we fail to successfully repay or refinance our current debt service obligations and address our other liquidity issues we will not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Commodity prices. Our cash flow and ability to raise capital are highly dependent upon the price of natural gas. Material decreases in natural gas prices during recent months have significantly and adversely affected our ability to fund our 2009 capital program, our ability to raise additional capital, and our ability to repay outstanding debt at its scheduled maturities in 2009. In order to reduce our exposure to fluctuations in the price of natural gas, we entered into various costless collar, puts and other hedging transactions with counterparties in 2008 and early 2009. Based on our current hedge position, volumes currently hedged represent approximately 73% of our 2009 U.S. projected production at an average NYMEX price of $5.75. All of our NYMEX hedges expire in December 2009. A covenant in our revolving credit facility agreement restricts us from hedging more than 85% of the projected natural gas production from proved developed reserves.

Additional material decreases in current and projected natural gas prices could impact our ability to fund future activities, further impairing our ability to raise additional capital on acceptable terms and could contribute to the occurrence of a financial covenant default under our revolving credit facility and term loan, resulting in mandatory principal reductions under certain conditions and cross defaults to our other credit agreements.

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

Upon the occurrence of a change of control, as defined in the indenture governing the convertible subordinated debentures, we are required to make an offer to purchase all of the convertible subordinated debentures at a price equal to 101% of the principal amount of the convertible subordinated debentures, plus accrued and unpaid interest. If 90% or more of the principal amount of all convertible subordinated debentures outstanding on the date we provide notice of a change of control to the convertible subordinated debentures trustee and the convertible subordinated debentures have been tendered for purchase pursuant to the change of control offer, we have the right to redeem the remaining outstanding convertible subordinated debentures on the same date and at the same price.

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

12 3/4% senior secured notes. On November 29, 2007, our wholly owned subsidiary, Gastar Exploration USA, Inc. (“Gastar USA”) sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes at an issue price of 99.50%, of which we are a guarantor. The 12 3/4% senior secured notes contain certain covenants that among other things limit our ability to: (i) incur additional indebtedness; (ii) pay distributions on, or repurchase or redeem equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into certain transactions with affiliates; and (vi) sell assets or consolidate or merge into other companies.

On February 16, 2009, Gastar USA and each of the guarantors of the 12 3/4% senior secured notes entered into a supplemental indenture with the trustee to amend and modify the November 2007 indenture to enable Gastar USA to enter into a $25.0 million first lien secured term loan dated February 16, 2009 with the term loan lender. Among other modifications to covenants contained in the indenture, the supplemental indenture provides that in the event we or any of our subsidiaries sells assets in East Texas, we and Gastar USA must first use the net proceeds from such sale to repay any debt outstanding under the our revolving credit facility and repay amounts outstanding under the term loan. On or before June 1, 2011, any remaining net proceeds must be used for the pro rata redemption of the 12 3/4% senior secured notes at a purchase price equal to 106.375% of principal amount of the notes, plus accrued and unpaid interest, if any, with such asset sale redemption prices decreasing to 103.188% and 100.00% of the principal amount of the 12 3/4% senior secured notes in 2011 and 2012, respectively. Net proceeds from non-East Texas asset sales may be reinvested during the first 360 days from the closing date for the development of any geologic basins in which we or our subsidiaries owned properties as of January 1, 2009, with any uninvested net proceeds after 360 days from the closing date to be used for the repayment of amounts outstanding under the revolving credit facility, the term loan, and the redemption of 12 3/4% senior secured notes in accordance with the terms governing the use of proceeds from asset sales of East Texas properties.

Revolving Credit Facility. In November 2007, concurrent with the closing of the 12 3/4% senior secured notes, Gastar USA entered into a revolving credit facility, which at March 31, 2009 provided for a first priority lien borrowing base of $17.0 million. At March 31, 2009, there was $16.9 million outstanding under the revolving credit facility and a letter of credit of $100,000 to support our hedging activity. The revolving credit facility borrowing base is reduced by $1.0 million on the first day of each month. Under certain conditions regarding repayment of our outstanding $30.0 million convertible subordinated debentures, the $1.0 million monthly commitment reductions will be suspended for 60 days. If at the expiration of the 60-day period conditions regarding repayment have not closed, the $1.0 million monthly commitment reductions to our credit facility borrowing base will resume. Under the revolving credit facility, we are subject to certain financial covenants, including current ratio requirements.

At December 31, 2008, we were not in compliance with a current ratio covenant. On February 16, 2009, we, Gastar USA, certain of our subsidiaries and the revolving credit facility lender as Administrative Agent and Letter of Credit Issuer entered into the Waiver and Second Amendment to Credit Agreement (the “Second Amendment”) to provide for the waiver of a breach of the current ratio covenant under the revolving credit facility and the additional incurrence of first lien secured debt under the term loan. The Second Amendment provided for a waiver of any past or present breach of the current ratio covenant of the revolving credit facility which requires us to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, as adjusted, which waiver is effective until March 31, 2009. The Second Amendment also provided for an automatic extension of the October 15, 2009 maturity date of the revolving credit facility to December 1, 2010 if we have demonstrated to the Administrative Agent our ability to repay or refinance all of its $30.0 million convertible subordinated debentures due November 29, 2009. The Second Amendment also included changes to certain affirmative and negative covenants and defined terms in order to conform such covenants to corresponding covenants contained in the term loan.

On March 12, 2009, we, Gastar USA, certain of our subsidiaries and the revolving credit facility lender as Administrative Agent entered into the Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) to provide for the waiver of a breach of the current ratio test under the revolving credit facility. The waiver covers the current breach and any future breach of the current ratio covenant as determined as of the end of any quarter of our fiscal year ending December 31, 2009. The Third Amendment also provides for the waiver of a breach of a covenant under the revolving credit facility resulting from our auditors’ issuance of a going concern statement in its report on our 2008 consolidated financial statements.

At March 31, 2009, we were in compliance with all covenants under the Revolving Credit Facility except for the current ration covenant which has been waived through December 31, 2009.

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

At March 31, 2009, we were in compliance with all covenants under the term loan except for the current ratio covenant, which has been waived through December 31, 2009.

Off Balance Sheet Arrangements

As of March 31, 2009, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2 to our condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

For information as to new accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production and our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three months ended March 31, 2009, a 10% change in the prices received for natural gas production (before hedging activities) would have had an approximate $910,000 impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Note 6 – Commodity Hedging Contracts to our consolidated financial statements for additional information on our hedging activities.

Interest Rate Risk

At March 31, 2009, we had approximately $175.1 million in principal amount of debt, $158.3 million of which was at a fixed interest rate and $16.8 million was tied to LIBOR and a base rate. A 10% fluctuation in the LIBOR and base rate would have had a $32,000 impact on annual interest expense. We do not currently use interest rate derivatives to mitigate our exposure, including under our revolving credit facility, to the volatility in interest rates.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in U.S. dollars, thus limiting our exposure to currency translation risk. During the three months ended March 31, 2009, our Australian activities consisted of capital expenditures totaling approximately $6.1 million. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Item 4.	Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file with the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 at such reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

In addition to other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and future results. The risk factors described in our Annual Report on Form 10-K are not the only risk factors facing our Company. Additional risk factors and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed or furnished (as indicated) as part of this Form 10-Q. Where so indicated by a note, exhibits, which were previously filed, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date: May 11, 2009	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 11, 2009	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

3.2	Bylaws of Gastar Exploration Ltd. approved March 31, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company, as trustee for the 9.75% Convertible Senior Unsecured Subordinated Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and West wind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of 10% subordinated notes issued between April 2004 and September 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.6	Form of warrant to purchase common shares of Gastar Exploration Ltd issued between April 2004 and September 2004 in connection with the sale of 10% subordinated notes (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S- 1/A, filed on October 30, 2005. Registration No. 333-127498).

4.8	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.9	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.10	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4% Senior Secured Note due 2012) 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2007).

4.11	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 4, 2007).

4.12	Warrant dated June 11, 2008, entitling GeoStar Corporation to acquire, subject to adjustments, 10,000,000 Gastar Exploration Ltd. common shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report of Form 8-K dated June 13, 2008).

4.1	Supplemental Indenture dated as of February 16, 2009, related to the 12 3/4% Senior Secured Notes due 2012, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent, and each of the other Guarantors party thereto. 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2009).

4.2	Term Loan dated as of February 16, 2009 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., certain subsidiaries of Gastar Exploration Ltd., Wayzata Investment Partners LLC, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated February 20, 2009).

4.3	Amended and Restated Intercreditor Agreement dated February 16, 2009, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated February 20, 2009).

4.4	Waiver and Second Amendment to Credit Agreement, dated February 16, 2009, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated February 20, 2009).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as amended February 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Form of Subscription Agreement for United States purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.6	Form of Subscription Agreement for United States purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.7	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.8	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.9	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.11	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.13	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.14	Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.15*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001- 32714).

10.16*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan approved June 1, 2006 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.17	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006.)

10.18*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.19*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.20	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.21	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.22	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.23*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.24	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.25	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association, as Administrative Agent, and Letter of Credit Issuer 2007 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated December 4, 2007).

10.26*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

10.27	Waiver and First Amendment to Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory hereto, the Lenders Signatory hereto and Amegy Bank National Association, as Administrative Agent executed June 6, 2008 and effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 11, 2008).

10.28	Settlement Agreement and Comprehensive General Release dated June 11, 2008 for the resolution of disputes between GeoStar Corporation and Gastar Exploration Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 13, 2008).

10.29*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and J. Russell Porter as of July 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated July 28, 2008).

10.30*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and Michael A. Gerlich as of July 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated July 28, 2008).

10.31	Waiver under Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory thereto the Lenders Signatory Hereto and Amegy Bank National Association, as Administrative Agent, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

10.32	Waiver under Credit Agreement Among Gastar Exploration USA, Inc., Gastar Exploration Ltd., the Lenders Signatory Hereto and Wayzata Investment Partners LLC, as Administrative Agent, effective March 13, 2009 (incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.