Form 10-Q
period 2009-06-30
GASTAR EXPLORATION LTD
filed 2009-08-06
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Total number of outstanding common shares, no par value per share, as of August 4, 2009 was 49,588,093.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Unless otherwise indicated or required by the context, (i) “Gastar,” the “Company,” “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2009 (“Form 10-Q”) are stated in United States dollars unless otherwise noted and (iii) all financial data included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

As of the opening of trading on August 3, 2009, a previously announced common share consolidation on the basis of one (1) common share for five (5) common shares (the “1-for-5 Reverse Split”) became effective. All common share and per share amounts reported in the Form 10-Q have been reported on a post reverse split basis. See Note 17, “Subsequent Events” for additional information.

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,499	$6,153
Accounts receivable, net of allowance for doubtful accounts of $607 and $560, respectively	2,943	5,296
Commodity derivative contracts	2,986	9,829
Due from related parties	1,197	2,382
Prepaid expenses	452	879

Total current assets	20,077	24,539

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	159,182	141,860
Proved properties	327,162	309,103

Total natural gas and oil properties	486,344	450,963
Furniture and equipment	1,010	997

Total property, plant and equipment	487,354	451,960
Accumulated depreciation, depletion and amortization	(279,522)	(199,433)

Total property, plant and equipment, net	207,832	252,527

OTHER ASSETS:
Restricted cash	533	70
Commodity derivative contracts	213	—
Deferred charges, net	6,937	6,849
Drilling advances	1,999	4,352
Other	100	100

Total other assets	9,782	11,371

TOTAL ASSETS	$237,691	$288,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,281	$14,256
Revenue payable	5,660	5,005
Accrued interest	2,034	1,505
Accrued drilling and operating costs	2,002	2,915
Commodity derivative contracts	1,299	1,121
Other accrued liabilities	1,732	3,131
Due to related parties	1,060	2,143
Current portion of long-term debt	168,825	151,684

Total current liabilities	188,893	181,760

LONG-TERM LIABILITIES:
Long-term debt	—	—
Commodity derivative contracts	273	—
Asset retirement obligation	5,481	5,095

Total long-term liabilities	5,754	5,095

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 49,539,093 and 41,926,494 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	263,799	249,980
Additional paid-in capital	24,806	22,883
Accumulated other comprehensive gain – fair value of commodity hedging	944	2,629
Accumulated other comprehensive gain – foreign exchange	4	19
Accumulated deficit	(246,509)	(173,929)

Total shareholders’ equity	43,044	101,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$237,691	$288,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)

REVENUES:
Natural gas and oil revenues	$11,962	$15,884	$25,423	$32,730
Unrealized natural gas hedge loss	(4,426)	(513)	(4,622)	(1,926)

Total revenues	7,536	15,371	20,801	30,804

EXPENSES:
Production taxes	92	474	249	743
Lease operating expenses	1,449	2,408	3,326	3,950
Transportation and treating	325	498	818	957
Depreciation, depletion and amortization	3,361	5,890	11,360	12,299
Impairment of natural gas and oil properties	—	—	68,729	—
Accretion of asset retirement obligation	88	82	175	164
General and administrative expense	3,487	4,064	6,445	8,339

Total expenses	8,802	13,416	91,102	26,452

INCOME (LOSS) FROM OPERATIONS	(1,266)	1,955	(70,301)	4,352

OTHER (EXPENSES) INCOME:
Interest expense	(1,137)	(1,889)	(2,299)	(3,985)
Investment income and other	10	481	23	1,304
Foreign transaction loss	—	(1)	(3)	(38)

INCOME (LOSS) BEFORE INCOME TAXES	(2,393)	546	(72,580)	1,633
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(2,393)	$546	$(72,580)	$1,633

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.01	$(1.68)	$0.04

Diluted	$(0.05)	$0.01	$(1.68)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,854,954	41,419,714	43,163,088	41,419,714

Diluted	44,854,954	41,495,033	43,163,088	41,495,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(72,580)	$1,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,360	12,299
Impairment of natural gas and oil properties	68,729	—
Stock-based compensation	2,134	1,711
Net cash settlement of derivative contracts	4,622	1,926
Monetization of derivative contracts	2,465	—
Amortization of other comprehensive income – commodity hedging	(1,685)	—
Amortization of deferred financing costs and debt discount	1,408	948
Accretion of asset retirement obligation	175	164
Changes in operating assets and liabilities:
Restricted cash for hedging program	—	1,000
Accounts receivable	3,474	(4,719)
Prepaid expenses	368	225
Accounts payable and accrued liabilities	(5,068)	9,071

Net cash provided by operating activities	15,402	24,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(33,029)	(66,190)
Drilling advances	(4,791)	(1,551)
Purchase of furniture and equipment	(13)	(131)
Other	—	(50)

Net cash used in investing activities	(37,833)	(67,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	13,819	—
Repayment of revolving credit facility	(4,975)	—
Repayment of subordinated unsecured notes	(2,950)	—
Proceeds from term loan	25,000	—
(Increase) decrease in restricted cash	(463)	3
Deferred financing charges	(1,430)	(177)
Other	(224)	—

Net cash provided by (used in) financing activities	28,777	(174)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,346	(43,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,153	85,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,499	$42,016

The accompanying notes are an integral part of these condensed financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Gastar Exploration Ltd. (the “Company”) is an independent energy and production company focused on finding and developing natural gas assets in North America and Australia. The Company’s emphasis is on combining deep natural gas exploration and development with lower risk coal bed methane (“CBM”) and shale resource development. The Company owns and operates exploration and development acreage in the deep Bossier gas play of East Texas and the Marcellus Shale play in West Virginia and Pennsylvania. The Company’s CBM activities are conducted within the Powder River Basin of Wyoming and Montana and concentrated on more than 6.0 million gross acres controlled by the Company in the Gunnedah Basin, located in New South Wales, Australia, with a joint venture partner. See Note 17, “Subsequent Events” for more details regarding sale of Australian assets.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company and its subsidiaries are set forth in the notes to the Company’s audited condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) filed with the SEC. Additionally, please refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report.

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in United States (“U.S.”) dollars unless otherwise noted and were prepared from the records of the Company by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial statements, and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s 2008 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company’s 2008 Form 10-K. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The results of operations for the three months and six ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recently Adopted Accounting Pronouncements

Determining Whether an Instrument is Indexed to an Entity’s Own Stock. Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) EITF 07-05, “Determining Whether an

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 was effective for the Company’s fiscal year beginning January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Disclosures about Derivative Instruments and Hedging Activities. The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 7, “Commodity Hedging Contracts” for additional disclosures required by SFAS No. 161.

Subsequent Events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company evaluated subsequent events up to immediately prior to the issuance of these financial statements. See Note 17, “Subsequent Events” for more details.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Interim Reporting of Fair Value of Financial Instruments. In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods. The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009, and its adoption did not materially impact the Company’s results of operations and financial condition but did require additional disclosures regarding the fair value of financial instruments. See Note 5, “Fair Value of Financial Instruments” for more details.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP did not have a material impact on the Company’s consolidated financial statements. See Note 8, “Fair Value Measurements” for more details.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance for equity securities, but do establish a new method of recognizing and reporting for debt securities. Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually. FSP No. FAS 115-2 and FAS 124-2 became effective for interim and annual reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards

Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to require the Company to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of adoption.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on the Company’s financial position, results of operations, or cash flows.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changes the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Company has not yet determined the impact the implementation of the Final Rule will have, if any, on the Company’s financial position, results of operations, or cash flows.

3. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states Montana, Pennsylvania, Texas, West Virginia and Wyoming in the United States and in New South Wales, Australia. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
		(in thousands)
From inception to June 30, 2009:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$124,500	$34,682	$159,182
Proved properties	326,558	604	327,162

Total natural gas and oil properties	451,058	35,286	486,344
Furniture and equipment	838	172	1,010

Total property and equipment	451,896	35,458	487,354

Impairment of proved natural gas and oil properties	(187,152)	(604)	(187,756)
Accumulated depreciation, depletion and amortization	(91,751)	(15)	(91,766)

Total accumulated depreciation, depletion and amortization	(278,903)	(619)	(279,522)

Total property and equipment, net	$172,993	$34,839	$207,832

At June 30, 2009, unproved properties not being amortized consisted of U.S. acreage acquisition costs of $107.7 million, Australian unevaluated property costs of $30.3 million and capitalized interest of $21.2 million. The U.S. unproved properties are related to our East Texas and Marcellus shale play exploration activities. The East Texas exploration is ongoing and should be completed over the next six years. The Marcellus exploration is expected to commence in late 2009 with exploration activities over the next ten years.

For the six months ended June 30, 2009, the results of management’s ceiling test evaluation resulted in an impairment of the U.S. proved properties of $68.7 million. The U.S. proved property impairment was recorded at March 31, 2009 utilizing a weighted average natural gas price of $2.64 per Mcf. Management determined that an impairment was not required on the Australian properties for the six months ended June 30, 2009. There was no impairment of United States or Australian properties during the six months ended June 30, 2008.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

4. Long-Term Debt

The following shows the Company’s long-term debt at maturity as of the dates indicated:

	June 30, 2009	December 31, 2008
	(in thousands)
Revolving credit facility	$13,900	$18,875
Term loan	25,000	—
12 3/4% senior secured notes	100,000	100,000
Convertible subordinated debentures	30,000	30,000
Subordinated unsecured notes payable	300	3,250

Total long-term debt at maturity	169,200	152,125

Current portion of long-term debt	168,825	151,684
Debt discount costs to be accreted	375	441

Total net carrying value of long-term debt	$—	$—

The current portion of long-term debt as of June 30, 2009 is comprised of the following:

Amount
(in thousands)
Revolving credit facility	$13,900
Convertible subordinated debentures	30,000
Subordinated unsecured note payable	300

Total current maturities	44,200

Term loan	25,000
12 3/4% senior secured notes	99,625

Total current portion of long-term debt	$168,825

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the 12 3/4% Senior Secured Notes (as defined below), Gastar Exploration USA, Inc. (“Gastar USA”), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Revolving Credit Facility”) providing for a first priority lien borrowing base limit of $14.0 million at June 30, 2009. At June 30, 2009, the prime rate was 5.0%; the Eurodollar rates for one and three months were 0.309% and 0.595%, respectively; and the Company had no availability under the borrowing base. The borrowing base is to be re-determined at least semi-annually, using the lender’s usual and customary criteria for natural gas and oil reserve valuation. The Revolving Credit Facility and related guarantees under the Revolving Credit Facility are guaranteed by the Company as the Parent (the “Parent”) and all its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility, and secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender.

On February 16, 2009, in conjunction with the Company entering into a new $25.0 million term loan (the “Term Loan”), described below, Gastar USA, the Parent and certain subsidiaries of the Parent entered into the Waiver and Second Amendment to the Revolving Credit Agreement (the “Second Amendment”) to provide for the waiver of a breach of a covenant under the Revolving Credit Facility and the additional incurrence of first lien secured debt under the Term Loan. The Second Amendment provided for a waiver of any past or present breach of the current ratio covenant requiring the Company to maintain a ratio of current assets to current liabilities of 1.0 to 1.0. The Second Amendment also affected, among other matters, the following:

•	Allowed for the Term Loan to rank pari passu with the Revolving Credit Facility on liens;

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

As of June 30, 2009, the Company was not in compliance with the total net indebtedness to EBITDA ratio, general and administrative expense ratio and the current ratio covenants under the Revolving Credit Facility. A waiver has been received for all defaults, including the current ratio covenant, which has been waived through December 31, 2009 as described above.

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

As of June 30, 2009, the Company was not in compliance with the total net indebtedness to EBITDA ratio, general and administrative expense ratio and the current ratio covenants under the Term Loan. On July 13, 2009, the Company repaid the Term Loan in full. See Note 17, “Subsequent Events” for additional information.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

On February 16, 2009, Gastar USA, the Parent and the Guarantors entered into a supplemental indenture amending and modifying the Indenture, with regards to, among other matters, the following:

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

As of June 30, 2009, the Company was in compliance with all debt covenants under the 12 3/4% Senior Secured Notes.

On July 13, 2009, Gastar USA commenced an offer (the “Asset Sale Offer”) to repurchase any and all of the outstanding 12 3/4% Senior Secured Notes from the holders at a price of 106.375% of par plus accrued and unpaid interest, upon the terms and subject to the conditions set forth in the Asset Sale Offer Statement. On August 6, 2009, the note holder’s tendered to the Company all of the outstanding $100.0 million principal amount of the 12 3/4% Senior Secured Notes at 106.375% of the principal amounts plus accrued and unpaid interest. The Company expects to retire the 12 3/4% Senior Secured Notes in full by tendering payment of $108.7 million on August 7, 2009. See Note 17, “Subsequent Events” for additional information.

Convertible Subordinated Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of Convertible senior unsecured subordinated debentures (the “Convertible Subordinated Debentures”). The Convertible Subordinated Debentures have a term of five years, are due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. After giving effect to the 1-for-5 Reverse Split (See Note 17, “Subsequent Events”), the Convertible Subordinated Debentures are convertible by the holders into 1,369,863 common shares at a conversion price of $21.90 per share and are redeemable, at the option of the Company, upon notice that the average price of the Company’s common shares for 20 consecutive trading days is at least 130% of the conversion price.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Subordinated Unsecured Notes Payable

The Company’s $3.25 million Subordinated Unsecured Notes Payable began maturing in April 2009. As of June 30, 2009, the Company had $300,000 of Subordinated Unsecured Notes Payable outstanding, which mature between July 2009 and September 2009, bear interest at 10% per annum and are callable by the Company at 101%.

5. Fair Value of Financial Instruments

The estimated fair values for financial instruments under FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, marketable securities, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair values of the Company’s Revolving Credit Facility and Term Loan approximate respective carrying values because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company’s fixed interest rate debt instruments as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
12 3/4% Senior secured notes	$100,000	$83,560	$100,000	$79,867
Convertible subordinated debentures - 9.75%	30,000	29,236	30,000	27,884
Subordinated unsecured notes payable - 10.0%	300	298	3,250	3,144

Total	$130,300	$113,094	$133,250	$110,895

The Company accounts for its derivative activities under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement, as amended, establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Commodity Hedging Contracts” for more details.

6. Equity Compensation Plans

Share-Based Compensation Plans

At the annual meeting of shareholders held June 4, 2009 (the “Annual Meeting”), the Company’s shareholders approved amendments to the Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was initially adopted by the Board of Directors and approved by the shareholders in 2006. Previously, the 2006 Plan authorized the Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award consistent with the 2006 Plan’s purpose to directors, officers and employees of the Company and its subsidiaries covering a maximum of 1.0 million shares of common stock of the Company. The Company also maintained the 2002 Stock Option Plan of Gastar Exploration Ltd. (the “2002 Stock Option Plan”) which provided for the grant of only stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares. Pursuant to the amendments that were approved at the Annual Meeting and effective as of April 1, 2009, the 2002 Stock Option Plan was merged into the 2006 Plan so that all outstanding equity awards and all future equity awards to be made to employees, officers and directors will be under one plan – the 2006 Plan. The merging of the 2002 Stock Option Plan with and into the 2006 Plan, resulted in the cessation of the existence of the 2002 Stock Option Plan and the transfer of all common shares previously reserved and available for issuance under for the 2002 Stock Option Plan, including any common shares subject to outstanding stock option awards previously granted under the 2002 Stock Option Plan prior to the effective date of its merger into the 2006 Plan, to the common share reserve under the 2006 Plan.

The amendments to the 2006 Plan approved at the Annual Meeting: (a) provide that the Remuneration Committee, in its discretion, may provide in an award agreement that an individual who is granted an award under

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

the 2006 Plan (a “participant”) may elect to have common shares withheld from (or “netted against”) the total number of common shares otherwise issuable to such participant pursuant to his award in order to pay the exercise or purchase price of such award and/or to satisfy all employer tax withhold obligations with respect to the participant’s award under the 2006 Plan, (b) clarify that common shares issuable under the 2006 Plan and forfeited back to the 2006 Plan will be deemed not to have been issued under the 2006 Plan and will again be available for the grant of an award under the 2006 Plan, (c) provide that common shares withheld from (or “netted against”) an award granted under the 2006 Plan for payment of (1) the exercise or purchase price of an award and (2) all applicable employer tax withholding obligations associated with an award will be deemed not to have been issued under the 2006 Plan and will again be available for the grant of an award under the 2006 Plan, (d) provide that the maximum number of common shares that may be subject to stock options, bonus stock awards, and stock appreciation rights granted to any one individual during any calendar year may not exceed 200,000 common shares (subject to adjustment pursuant to Section 11(a) of the 2006 Plan), and (e) provide that the definition of “performance criteria” in the 2006 Plan include a criteria relating to the growth of proved natural gas and oil reserves of the Company.

At June 30, 2009, 1,505,471 common shares (after giving effect to the 1-for-5 Reverse Split) were available for future stock-based compensation grants under the 2006 Plan.

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

Expected Volatility. Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of its common shares at the beginning of the quarter in which the stock option is granted. The volatility is based on historical movements of the Company’s common share price on the NYSE Amex over a period that approximates the expected life.

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

Expected Forfeitures. Forfeitures of unvested stock option and restricted common shares are calculated at the beginning of the year as a percentage of all stock option and restricted common share grants. For 2009, the Company is utilizing a 6.5% forfeiture rate in determining compensation expense.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. The table below summarizes the number of stock options granted and the assumptions for the stock options granted for the period indicated:

For the Six Months Ended June 30, 2009
Stock options granted during the reporting period	217,300
Expected life (in years)	6.25
Expected volatility	59.3%
Risk-free interest rate	1.97%

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the period indicated. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised.

For the Six Months Ended June 30, 2009
(in thousands, except per share data)
Weighted average grant date fair value of outstanding stock options	$5.36
Intrinsic value of stock options exercised	$—
Fair value of stock option shares vested during reporting period	$667

Stock Option Activity

The following table summarizes certain information about stock options under the Company’s 2006 Plan as of and for the six months ended June 30, 2009.

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2008	1,929,750	$13.80

Stock options granted	217,300	$2.60
Stock options exercised	—	$—
Stock options cancelled/expired	(144,000)	$15.70

Stock options outstanding as of June 30, 2009	2,003,050	$13.00

Stock options exercisable as of June 30, 2009	1,528,283	$14.38

The table below summarizes certain information about the stock options as of and during the six months ended June 30, 2009. Fair value calculations are as of the date of grant.

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at December 31, 2008	359,833	$6.70
Unvested stock options at June 30, 2009	474,767	$4.16
Stock options granted during the six months ended June 30, 2009	217,300	$1.50
Stock options vested during the six months ended June 30, 2009	85,200	$7.83
Stock options canceled during the six months ended June 30, 2009	144,000	$5.34

As of June 30, 2009, there was no aggregate intrinsic value for outstanding stock options. The remaining weighted average contractual life of outstanding stock options was 4.5 years. As of June 30, 2009, the total fair value of exercisable stock options was $8.8 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of June 30, 2009:

	Number of Shares Under Stock Options
			Exercise Prices (1)
Expiration Date	Outstanding	Exercisable

August 4, 2009	710,750	710,750	$14.76
April 4, 2010	4,200	4,200	$18.61
June 24, 2010	65,000	65,000	$15.15
June 28, 2010	10,000	10,000	$14.71
September 7, 2010	30,000	22,500	$14.06
September 20, 2010	8,000	6,000	$17.31
October 17, 2015	15,000	11,250	$19.47
January 16, 2016	54,000	40,500	$21.68
April 5, 2016	167,600	125,700	$20.77
July 14, 2016	581,000	487,333	$11.60
March 30, 2017	40,000	20,000	$10.85
July 3, 2017	60,000	15,000	$11.00
July 7, 2017	40,000	10,000	$10.95
August 30, 2017	200	50	$8.35
March 19, 2019	217,300	—	$2.60

	2,003,050	1,528,283

(1)	Stock options granted with strike prices denominated in CDN$ have been converted to US$ by multiplying the CDN$ strike price by the exchange rate at June 30, 2009.

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants during the six months ended June 30, 2009:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value
Restricted common shares granted and subject to vesting as of December 31, 2008	506,780	$10.10
Restricted common shares granted	421,535	$2.60
Restricted common shares vested	(226,449)	$2.60
Restricted common shares forfeited/canceled	(126,225)	$4.41

Restricted common shares granted and subject to vesting as of June 30, 2009	575,641	$8.79

The following table summarizes the range expiration dates and grant date prices for restricted common shares outstanding and unvested as of June 30, 2009:

Expiration Date	Restricted Common Shares Outstanding	Grant Date Fair Value
March 19, 2011	5,000	$2.60
July 3, 2011	194,450	$11.00
January 16, 2012	2,000	$5.45
May 16, 2012	268,541	$9.55
August 18, 2012	9,000	$8.75
March 19, 2019	96,650	$2.60

Total	575,641

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

As of June 30, 2009, the remaining weighted average contractual life of unvested restricted common shares was 2.7 years. The following table shows the total value and weighted average fair value per share of restricted common shares outstanding as of the date indicated:

As of June 30, 2009
(in thousands, except per share data)
Total value of restricted common shares granted and subject to vesting (1)	$1,151
Weighted average grant date fair value of restricted common share granted and subject to vesting	$8.79

(1)	Based on the closing price on June 30, 2009 of $2.00 per share. (adjusted for the 1-for-5 reverse split).

Stock-Based Compensation Expense

For the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $713,000 and $855,000, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $2.1 million and $1.7 million, respectively. Stock-based compensation expense for the six months ended June 30, 2009 includes $801,000 of compensation expense resulting from the payment of 2008 management bonuses in vested common shares in lieu of cash bonuses. All stock-based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

As of June 30, 2009, the Company had approximately $3.3 million of total unrecognized compensation cost related to unvested stock options and restricted common shares, which is expected to be amortized over the following periods:

Amount
(in thousands)
From June 30, 2009	$1,065
2010	1,437
2011	622
2012	156
2013	9

Total	$3,289

7. Commodity Hedging Contracts

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index swaps, basis swaps and put options to hedge natural gas price risk.

Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and elected not to designate any derivative contracts as cash flow hedges under SFAS No. 133. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships will remain in Other Comprehensive Income until the underlying forecasted transactions affect earnings. As a result, for the three and six months ended June 30, 2009, gains of $0.8 million and $1.7 million, respectively, that were reclassified into earnings as a result of the discontinuance of cash flow hedge accounting treatment for the Company’s derivatives. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge loss, while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues.

The following derivative transactions were outstanding with associated notional volumes and hedge prices for the index specified as of June 30, 2009:

Date	Remaining Period	Derivative Instrument (1)	Notional Daily Volume Average	Total Volume Remaining	Base Fixed Price		Puts	Call	Index	Production Area Hedged
			(MMBtu)	(MMBtu)			(MMBtu)	(MMBtu)

01/29/09	July-Dec 09	P	12,218	2,248,069			$5.00		Nymex-HH	TX/WY
05/12/09	July-Dec 09	CC	5,000	920,000			$4.50	$6.00	Nymex-HH	TX/WY
05/12/09	Nov-Dec 09	CC	5,000	305,000			$5.00	$7.00	Nymex-HH	TX/WY
10/15/08	July-Dec 09	B	5,000	920,000	-$	0.3825			HSC (2)	TX
10/15/08	July-Dec 09	I	5,000	920,000					HSC (2)	TX
02/12/09	July-Dec 09	B	2,000	368,000	-$	0.3750			HSC (2)	TX
03/16/09	July-Oct 09	B	2,000	246,000	-$	0.2800			HSC (2)	TX
03/25/09	July-Oct 09	B	2,000	246,000		$0.2850			HSC (2)	TX
11/14/08	July-Dec 09	B	1,500	276,000	-$	2.2200			CIG (3)	WY
11/21/08	July-Dec 09	B	1,000	184,000	-$	2.0200			CIG (3)	WY
02/12/09	July-Dec 09	B	850	156,400	-$	1.7500			CIG (3)	WY
05/05/09	Jan-Mar 10	CC	10,000	900,000			$5.00	$7.00	Nymex-HH	TX/WY
05/15/09	Apr-Oct 10	CC	2,500	535,000			$5.50	$8.50	Nymex-HH	TX/WY
06/17/09	Apr-Oct 10	CC	2,500	535,000			$5.50	$8.70	Nymex-HH	TX/WY
06/17/09	Nov-Dec 10	CC	2,500	152,500			$7.00	$9.15	Nymex-HH	TX/WY
05/15/09	Jan-Mar 10	B	7,500	675,000	-$	0.2800			HSC (2)	TX
05/15/09	Jan-Oct 10	B	2,500	760,000	-$	0.3900			HSC (2)	TX
04/07/09	Cal 10	B	1,000	365,000	-$	1.3100			CIG (3)	WY
06/17/09	Jan-Mar 11	CC	2,500	225,000			$7.00	$9.15	Nymex-HH	TX/WY
04/07/09	Cal 11	B	1,000	365,000	-$	1.2100			CIG (3)	WY

(1)	CC = Costless collars.
(1)	B = Basis Swaps.
(1)	I = Index swaps;Gas Daily to IFERC Monthly Index.
(1)	P = Put purchased.

As of June 30, 2009, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institution, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at June 30, 2009 is provided under the Revolving Credit Facility through intercreditor agreements or under a $100,000 letter of credit. The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company believes the credit risk is minimal and does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

Based on the Company’s projections, approximately 84% of its remaining 2009 estimated future natural gas production was hedged as of June 30, 2009 at a weighted average NYMEX MMBtu put price of $4.87 and a call price of $6.25. The Company has approximately 2.1 Bcf of 2010 production hedged at a weighted average NYMEX MMBtu put price of $5.40 and a call price of $7.96.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

The Company adopted SFAS No. 161 at the beginning of the first quarter of 2009, and the expanded disclosures required by SFAS No. 161 are presented below. The table below provides data about the carrying values of derivatives that are not designated as hedge instruments under SFAS No. 133. Dollar amounts below are shown in thousands.

	Asset Derivatives
Derivatives not designated as hedging instruments under SFAS No. 133	June 30, 2009
	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$2,986
Long-term	Commodity Derivative Contracts	$213
Total derivatives not designated as hedging instruments under SFAS 133		$3,199

	Liability Derivatives
Derivatives not designated as hedging instruments under SFAS No. 133	June 30, 2009
	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$1,299
Long-term	Commodity Derivative Contracts	$273
Total derivatives not designated as hedging instruments under SFAS 133		$1,572

	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under SFAS No. 133	Three Months Ended June 30, 2009
	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Commodity Contracts	Unrealized Natural Gas Hedges	$(4,426)

	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under SFAS No. 133	Six Months Ended June 30, 2009
	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Commodity Contracts	Unrealized Natural Gas Hedges	$(4,622)

8. Fair Value Measurements

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

•

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas costless collars, index swaps, basis swaps and put options. Although the Company utilizes third party broker quotes to assess the reasonableness of prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these instruments as Level 2.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The determination of the fair values below incorporates various factors required under SFAS No. 157, including the impact of the counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. Under the guidance of FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, we have not elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, but report them gross on the Condensed Consolidated Balance Sheets. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$12,499	$—	$—	$12,499
Commodity derivatives	$—	$—	$3,199	$3,199

Liabilities:
Commodity derivatives	$—	$—	$1,572	$1,572

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2009:

Derivatives For the Six Months Ended June 30, 2009
(in thousands)
Balance as of December 31, 2008	$8,708
Total gains or losses (realized or unrealized):
Included in earnings (1)	847
Included in other comprehensive (loss) income (2)	—
Purchases, issuances and settlements	(7,928)
Transfers in and out of Level 3	—

Balance as of June 30, 2009	$1,627

Changes in unrealized loss relating to derivatives still held as of June 30, 2009	$(1,926)

(1)	This amount is included in natural gas and oil revenues on the statement of operations.
(2)	None of the changes in other comprehensive income for the period related to derivatives held as of December 31, 2008 or June 30, 2009. Effective October 1, 2008, the Company discontinued hedge accounting. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships will remain in Other Comprehensive Income until the underlying forecasted transactions affect earnings.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

9. Capital Stock

Common Shares

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value. On July 23, 2009, the Company filed an article of amendment to its Articles of Incorporation with the Registrar of Corporations of Alberta, Canada for the purpose of affecting a reverse split of the Company’s common shares on a basis of one (1) new common share for each five (5) common share outstanding. The Company’s shareholders approved the reverse split at the 2008 Annual General and Special Meeting of Shareholders held on June 20, 2008 by a special resolution authorizing a reverse split of the Company’s common shares on the basis of (1) new common share for up to five (5) common shares outstanding or such fewer number of commons shares as the Board of Directors may, in its sole discretion, approve at a later date. The Board of Directors approved the 1-for-5 reverse split on June 29, 2009. As of the opening of trading on August 3, 2009, the Company’s common shares began trading on the NYSE Amex under the same symbol of “GST” on a post 1-for-5 Reverse Split basis. All common share and per share amounts reported in the Form 10-Q have been reported on a post reverse split basis.

Preferred Shares

On June 30, 2009, Company filed an article of amendment to its Articles of Incorporation to be effective as of June 30, 2009 with the Registrar of Corporations of Alberta, Canada for the purpose of creating and adding an unlimited number of preferred shares to the authorized capital of the Company. Pursuant to this amendment, the number of preferred shares which may be issued from time to time will be determined by the Board of Directors of the Company. The preferred shares will have the rights, privileges, restrictions and conditions set out in the share structure included in and forming part of the Company’s amended Articles of Incorporation. The Company’s shareholders approved the amendment by special resolution at the 2007 Annual General and Special Meeting of Shareholders held on June 1, 2007.

Other Share Issuances

On May 22, 2009, the Company sold 7,300,000 of its common shares in an underwritten public offering to investors in the United States pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the SEC on April 27, 2007.

During the six months ended June 30, 2009, pursuant to the Company’s 2006 Plan (see Note 6, “Equity Compensation Plans”), 421,535 restricted common shares were granted to employees, of which 226,449 vested immediately, 81,436 common shares were returned to the Company and cancelled in payment of withholding taxes, and 113,650 common shares are subject to vesting.

Shares Reserved

At June 30, 2009, the Company has reserved 5,377,149 common shares to be issued pursuant to the conversion of Convertible Subordinated Debentures (1,369,863 common shares), exercise of stock options (2,003,050 common shares) and the exercise of warrants (2,004,236 common shares).

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

10. Warrants

The following table summarizes warrant information to purchase common shares as of June 30, 2009:

	Number of Warrants	Fair Value of Warrant (in thousands)	Warrant Price per Share Range	Weighted Average Remaining Life in Years	Weighted Average Exercise Price in US$
Warrants issued in connection with subordinated unsecured notes payable	4,236	$21	$14.10 - $14.20	0.1	$14.15
Warrant issued in connection with litigation settlement	2,000,000	$5,548	(1)	2.4	$(1)

(1)	The warrant is exercisable for $13.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present oil and gas interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrant will be exercisable for a six-month period commencing on that date at $15.00 per share. The Company is not obligated to sell any of its East Texas properties.

11. Interest Expense

The following tables summarize the components of interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Interest expense:
Cash and accrued	$5,447	$3,994	$10,273	$7,998
Amortization of deferred financing costs and debt discount	722	485	1,408	948
Capitalized interest	(5,032)	(2,590)	(9,382)	(4,961)

Total interest expense	$1,137	$1,889	$2,299	$3,985

12. Related Party Transactions

Chesapeake Energy Corporation

On November 4, 2005, the Company completed an integrated transaction with Chesapeake Energy Corporation (“Chesapeake”) whereby Chesapeake acquired 5,430,328 newly issued common shares equal to 19.9% of the Company’s then outstanding common shares and acquired a 33.3% working interest in the Company’s Bossier play in the Hilltop area of East Texas. As part of this transaction, Chesapeake paid an additional $7.8 million, before fees and expenses, to reimburse the Company for Chesapeake’s pro rata share of leasehold interests acquired and to pay a disproportionate amount of future drilling costs in exchange for an undivided 33.3% of the Company’s leasehold working interests in the deep Bossier Hilltop prospect, less and except 160 acres surrounding each existing well bore. Chesapeake agreed to pay 44.44% of the drilling costs through casing point in the first six wells drilled by the parties in the Hilltop prospect to a depth sufficient to test the deep Bossier formation (an approximate depth of 19,000 feet) in order to earn its 33.33% leasehold working interest. The leasehold reimbursement was recorded as a reduction to natural gas and oil property cost.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

On November 11, 2006 and May 23, 2007, Chesapeake acquired an additional 1,000,000 common shares and 351,439 common shares, respectively, in private placement transactions. As of June 30, 2009, Chesapeake owned 6,781,767 common shares, or 13.7% of the Company’s outstanding common shares. See Note 14, “Commitments and Contingencies”, for information regarding a lawsuit involving this transaction.

All related balances are the result of well operations activity governed by an existing standard form joint operating agreement. All balances are typically due and payable within 30 days.

13. Earnings or Loss per Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Basic and diluted loss and shares outstanding:
Net income (loss)	$(2,393)	$546	$(72,580)	$1,633

Weighted average common shares outstanding
Basic	44,854,954	41,419,714	43,163,088	41,419,714
Diluted	44,854,954	41,495,033	43,163,088	41,495,033

Basic and diluted income (loss) per common share:
Basic	$(0.05)	$0.01	$(1.68)	0.04
Diluted	$(0.05)	$0.01	$(1.68)	0.04

Common shares excluded from denominator as anti-dilutive:
Stock options (1)	2,003,050	1,854,431	2,003,050	1,854,431
Unvested restricted common shares (2)	575,641	559,270	575,641	559,270
Warrants (3)	2,004,236	2,046,506	2,004,236	2,046,506
Convertible subordinated debentures (1)	1,369,863	1,369,863	1,369,863	1,369,863

Total	5,952,790	5,830,070	5,952,790	5,830,070

(1)	Common shares for the 2009 and 2008 periods have been excluded as the strike price of each was greater than the market price as of June 30, 2009 and 2008.
(2)	Unvested common shares are included in the total outstanding number of common shares but are excluded from the calculation of weighted average common shares when calculating income per share.
(3)	Underlying common shares are excluded, as events required for exercise are conditional or strike price was greater than the market price as of June 30, 2009 and 2008.

14. Commitments and Contingencies

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

Pursuant to a provision in the November 4, 2005 Purchase and Sale and Exploration Development Agreement with Chesapeake, Chesapeake acknowledged the existence of the Navasota lawsuit and claims and further agreed that if Navasota were to prevail on its claims, that Chesapeake would convey the affected interests it purchased from the Company to Navasota upon receipt of the purchase price and/or other consideration paid by Navasota. Therefore, the Company believes that if Navasota seeks to exercise rights of specific performance, its doing so should impact only Chesapeake’s assigned leasehold interests. However, in December 2008, Chesapeake stated to the Company that if the Texas Supreme Court were not to reverse the decision of the Tenth Court of Appeals, Chesapeake would seek rescission of the 2005 transaction and restitution of consideration paid. Chesapeake may assert such rescission and restitution as to the November 4, 2005 Purchase and Sale and Exploration Development Agreement; a November 4, 2005 Exploration and Development Agreement; and a November 4, 2005 Common Share Purchase Agreement. In its December 2008 communication, Chesapeake did not identify particular sums as to which it may seek restitution, but amounts paid to the Company in connection with the 2005 transaction could be asserted to include the $76.0 million paid by Chesapeake for the purchase of 27.2 million common shares as part of the transaction in 2005 and/or other amounts. Chesapeake has not further advised the Company of its intentions with respect to any rescission or restitution claim since the Texas Supreme Court issued its denial of the Petition for Review. If Chesapeake were to seek rescission or restitution, the Company would vigorously defend any such action.

On or about June 9, 2009, Navasota filed and served its Fourth Amended Petition, essentially re-pleading its previously-asserted claims against the Company and Chesapeake. Navasota has also requested information relative to exercising its preferential right to purchase the affected interests.

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

Craig S. Tillotson v. S. David Plummer 2nd, Spencer Plummer 3rd, Tony Ferguson, John Parrott, Thomas Robinson, GeoStar Corporation, First Source Wyoming, Inc. GeoStar Financial Services Corporation, Gastar Exploration Ltd., Zeus Investments, LLC and John Does 1-10 (Civil No. 080412334). This lawsuit was filed on July 7, 2008 in Utah state court by Craig S. Tillotson (“Tillotson”), in which he alleges that he was fraudulently induced to invest in a mare leasing program operated by Classic Star LLC, (“ClassicStar”) a subsidiary of GeoStar Corporation (“GeoStar”), on the basis of certain verbal representations, and to convert interests in that program into shares of a working interest in the Powder River Basin. Tillotson asserts causes of action against all defendants including common law fraud, fraudulent inducement, statutory securities fraud under Utah state law, civil conspiracy, and negligent misrepresentation, and asserts certain additional causes of action only against GeoStar, a GeoStar affiliate, and David and Spencer Plummer. The Company has not been served and has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Fridkin-Kaufman Ltd. v. Gastar Exploration Texas L.P. f/k/a First Source Gas L.P., Gastar Exploration Ltd., First Texas Gas, L.P., First Source Texas, Inc., Gastar Exploration Texas, Inc. f/k/a First Texas Development, Inc., and Navasota Resources, Ltd. f/k/a Navasota Resources, Inc.; in the District Court of Harris County, Texas, 281st Judicial District (Case No. 2008-74765). This lawsuit was filed on December 19, 2008, alleging that the defendants failed to properly pay royalty on production from the Fridkin-Kaufman #1 well in Leon County, Texas during the period September 2004 to present. Plaintiff seeks damages of approximately $463,000, plus interest and attorney’s fees. The Company has answered denying all claims. Discovery is underway in the case, which is set for trial on November 9, 2009. The Company is vigorously defending the suit.

In re ClassicStar Mare Lease Litigation and Gregory R. Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, Susan Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, and Gekko Holdings, LLC, d/b/a Gekko Breeding and Racing v. ClassicStar LLC, ClassicStar Farms, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, GeoStar Corporation, S. David Plummer, Spencer D. Plummer III, Tony Ferguson, Thomas Robinson, John Parrot, Karren Hendrix, Stagg Allen & Company, P.C. f/k/a Karren Hendrix & Associates, P.C., Terry L. Green, ClassicStar Farms, Inc., Gastar Exploration, Ltd. and Does 1-1,000; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:07-cv-347-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of the several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, common law fraud, negligent misrepresentation, constructive trust, unjust enrichment, and negligence. The plaintiffs also assert additional causes of action only against the ClassicStar defendants, David and Spencer Plummer, Karren Hendrix, Terry Green, Strategic Opportunity Solutions, and Does 1-1,000. On June 5, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The briefing on the motion to dismiss is not yet complete. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and West Hill Farms, LLC, et al. v. ClassicStar LLC, ClassicStar Farms, LLC, ClassicStar 2004, LLC, National Equine Lending Co., LLC, New NEL, LLC, GeoStar Corp., GeoStar Equine Energy, Inc., Tony Ferguson, David Plummer, ClassicStar Thoroughbreds, LLC, Spencer Plummer, Karren Hendrix Stagg Allen & Co., Thom Robinson, John Parrot, First Equine Energy Partners, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, ClassicStar 2005 Powerfoal Stables, LLC, ClassicStar Farms, Inc., GeoStar Financial Services Corp., Gastar Exploration, Ltd., and John Does 1-3; In the United States District Court for the Eastern District of Kentucky (Cause No. 06-243-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against the majority of the defendants, including the Company. These causes of action include violations of the RICO Act, common law fraud, negligent misrepresentation, theft by deception, unjust enrichment, conspiracy, aiding and abetting, and fraudulent transfer. The plaintiffs also assert additional causes of action against certain defendants other than the Company for breach of contract, state and federal securities fraud, anticipatory breach, and conversion. On March 19, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The briefing on the motion to dismiss is not yet complete. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and AA-J Breeding, LLC, Su-Sim, LLC, Derby Stakes, LLC, Uri Halfon, and Ora-Oli Halfon v. GeoStar Corp., GeoStar Financial Services Corp., First Source Wyoming, Inc., ClassicStar, LLC, ClassicStar Farms, LLC, ClassicStar Farms, Inc., Karren Hendrix, Stagg, Allen, & Company, P.C., f/k/a Karren, Hendrix & Assoc. P.C., Handler, Thayer, & Duggan, LLC, Thomas J. Handler, J.D., P.C., S. David Plummer, Spencer D. Plummer III, Tony Ferguson, Terry L. Green, and Gastar Exploration, Ltd.; In the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

United States District Court for the Eastern District of Kentucky (Cause No. 5:08-cv-79-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 6, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, breach of contract, common law fraud, misrepresentation, constructive trust, unjust enrichment, accounting, and conversion. The plaintiffs also assert additional causes of action only against Karren Hendrix, Handler, Thayer, & Duggan, LLC, and Thomas J. Handler. On May 22, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The briefing on the motion to dismiss is not yet complete. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and John Goyak, Dana Goyak, John Goyak & Associates, Inc., and Jupiter Ranches, LLC, v. ClassicStar Racing Stable, LLC, ClassicStar 2003 Racing Partnership, LLC, GeoStar Financial Services Corporation, GeoStar Corporation, Private Consulting Group, Inc., S. David Plummer, Spencer Plummer, Thomas Bissmeyer, Thomas Williams, Gary Thornhill, Robert Holt, Elizabeth Holt, David Lieberman, Tony Ferguson, John Parrott, Thom Robinson, Strategic Opportunity Solutions d/b/a Buffalo Ranch, and First Source Wyoming; In the United States District Court for the Eastern District of Kentucky (Cause No. 08-cv-0053, Master File No. 5:07-cv-353-JMH). On July 15, 2009, the Court granted the plaintiffs leave to amend their pleadings in order to add the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action including violations of the RICO Act, common law fraud, breach of contract, unjust enrichment, common law conspiracy, constructive trust, and fraud. The plaintiffs also assert additional causes of action against certain defendants other than the Company. The Company has accepted service but has not yet answered or otherwise responded. If the suit is filed, the Company intends to vigorously defend it.

In re ClassicStar Mare Lease Litigation and James D. Lyon, Chapter 7 Trustee of ClassicStar LLC v. Tony P. Ferguson, S. David Plummer, Spencer D. Plummer III, Shane D. Plummer, Jennifer Stahle, Boyce J. Sanderson, Thomas E. Robinson, John W. Parrott, Frederick J. Lambert, ClassicStar Farms, Inc., Tartan Business L.C., Dinosaur Enterprises, L.L.C., Cadillac Farms, Inc., ClassicStar Farms LLC, Geostar Corporation, First Source Texas, Inc., First Source Bossier, L.L.C., First Texas Gas, LP, CBM Resources Pty, Ltd., Associated Geophysical Services, Inc., Conquest Group Operating Company, West Virginia Development, Inc., West Virginia Gas Corporation, Squaw Creek Development, Inc., Arkoma Basin Development, Inc., Royalty Acquisition Company, BNG Producing & Drilling, Geostar Financial Corporation, Geostar Financial Services Corporation, Geostar Leasing Corporation, Conquest Exploration, Inc., First Source Wyoming, Inc., Squaw Creek, Inc., Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, National Equine Lending Co., L.C., New NEL, LLC, First Equine Energy Partners LLC, Geostar Equine Energy, Inc., Private Consulting Group, Inc., Gastar Exploration, Ltd., Gastar Exploration USA, Inc. f/k/a First Sourcenergy Wyoming, Inc., Gastar Exploration Victoria, Inc. f/k/a First Sourcenergy Victoria, Inc., Gastar Exploration Texas, Inc. f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC f/k/a Bossier Basin, LLC, Gastar Exploration Texas, LP f/k/a First Source Gas, LP, Gastar Exploration New South Wales, Inc. f/k/a First Sourcenergy Group, Inc., Gastar Exploration Power Pty, Ltd., Eastern Star Gas, Limited, Brookstone Development, Ltd., Debora D. Plummer, Viking Real Estate, L.C., Crown Jewels Limited Partnership, Woodford Thoroughbreds LLC and Does 1-100, including, but not limited to, various subsidiaries and affiliates of Geostar Corporation and various subsidiaries and affiliates of Gastar Exploration, Ltd. and various entities affiliated or associated with S. David Plummer and/or Debora D. Plummer; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:09-cv-215-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed June 16, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding. The suit, brought by the Chapter 7 liquidation bankruptcy trustee for ClassicStar, names more than 50 defendants, including the Company and seven of its subsidiaries. The trustee alleges that cash from investors in ClassicStar’s mare leasing programs was systematically diverted from ClassicStar over a six year period by various defendants, among them the former officers, directors, managers, and members of ClassicStar, with the assistance and participation of various other defendants including ClassicStar affiliates; entities controlled by ClassicStar’s former officers and affiliates; GeoStar; current or former officers or shareholders of GeoStar; and GeoStar’s subsidiaries,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

former subsidiaries, or formerly controlled companies, including the Company and its subsidiaries. The defendants include officers and former officers of GeoStar who also served as officers or directors of the Company and its subsidiaries, or who were Company shareholders. No current officer or director of the Company has been named as a defendant. The trustee alleges that the Company and its subsidiaries were beneficiaries of an unspecified amount of the allegedly diverted ClassicStar funds while allegedly under the control of GeoStar and its officers. The trustee further alleges that the Company and its subsidiaries, along with other defendants, aided and abetted breaches of fiduciary duties owed to ClassicStar by some of the defendants. The Company defendants, along with other defendants, are also alleged to have participated in, or were the beneficiaries of, or aided or abetted in, intentional or constructive fraudulent transfers of ClassicStar funds. The complaint also makes claims for an accounting and conversion of all funds diverted from ClassicStar by any of the defendants and makes certain additional state law claims, including claims under Utah’s UPUA law (similar to RICO), breach of contract, unjust enrichment, civil conspiracy, and alter ego. The trustee alleges that as a result of the acts complained of (including the alleged transfer of at least $330.0 million in cash from ClassicStar to various defendants), at least $1 billion in claims have been made against the ClassicStar estate. The trustee seeks damages in excess of $1 billion in compensatory damages, $330.0 million in punitive damages, costs, attorney’s fees, and interest. The lawsuit is consolidated for pretrial purposes in federal court in Kentucky as part of the previously disclosed multi-district litigation proceeding involving multiple actions filed by purported investors in the ClassicStar mare leasing programs, some of which name Gastar as one of several defendants. The Company and its seven subsidiary defendants have been served but have not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

Gastar Exploration Texas L.P. vs. J. Ken Welch d/b/a W-S-M Oil Company, et al; Cause No. 0-09-117 in the 87th Judicial District Court of Leon County, Texas. This lawsuit, filed on March 12, 2009, is a suit for trespass to try title and, in the alternative, to quiet title, to an undivided mineral interest under several Company oil and gas leases covering approximately 4,273.70 gross acres (the “Leases”). In this suit the Company contends that certain oil and gas leases claimed by the defendants’ have expired according to their terms and that the defendants’ failure to release those leases constitutes a trespass upon and cloud on the Leases. The Defendants have responded with a General Denial and produced a portion of the documents the Company sought in its Request for Production of Documents. The Company will continue to vigorously pursue this claim.

15. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Cash paid for interest	$9,744	$8,069

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(5,002)	$(2,253)
Asset retirement obligation included in oil and gas properties	$210	$320
Drilling advances application	$7,144	$1,793
Litigation settlement	$—	$13,779

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

16. Comprehensive Loss

The Company’s comprehensive loss for the periods indicated was as follows:

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Net income (loss)	$(72,580)	$1,633
Change in:
Commodity hedging activities – current period reclassification to earnings	(1,685)	(12,098)
Foreign currency translation adjustments	(15)	57

Comprehensive loss	$(74,280)	$(10,408)

17. Subsequent Events

Sale of Petroleum Exploration Licenses 238, 433, and 434 and Repayment of Debt

On July 13, 2009, Gastar Exploration New South Wales, Inc. (“GENSW”) and Gastar USA, each wholly-owned subsidiaries of the Company, completed the sale of all of the Company’s interest in Petroleum Exploration Licenses 238, 433, and 434 in New South Wales, Australia and the concurrent sale of the Company’s common shares of Gastar Power Pty Ltd., a wholly owned subsidiary, (“Gastar Power”), the entity holding the Company’s 35% interest in the Wilga Park Power Station (collectively, the “Australian Assets”), to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (collectively, “Santos”). The sale was made pursuant to a definitive agreement dated July 2, 2009 (the “Sale Agreement”) by and among GENSW, Gastar USA and Santos.

The Australian Assets include the Company’s 35% interest in PEL 238, a coal bed methane exploratory property covering approximately 2.2 million gross (761,400 net) acres, located in the Gunnedah Basin of New South Wales, as well as 1.9 million gross (664,000 net) acres in PEL 433 and approximately 1.9 million gross (669,000 net) acres in PEL 434. In February 2009, the Company, through its subsidiary Gastar Power, acquired the 35% interest in the Wilga Park Power Station.

At closing, Gastar received approximately $217.0 million (AU$280.0 million), excluding taxes and transaction expenses and including release from escrow a $15.0 million deposit made by Santos upon the execution of the Sale Agreement, of the aggregate approximate $232.5 million (AU$300.0 million) purchase price and is scheduled to receive the balance upon receipt of certain government approvals. In the event such governmental approvals are not obtained within nine months of the closing date, Santos will retain the remaining approximate $15.5 million (AU$20.0 million) and will take all necessary actions to transfer the participating interests, excluding PEL 238, to GENSW. The Company may be paid, assuming current foreign exchange rates, an additional approximate $16.0 million (AU$20.0 million) in early 2010 if certain gross reserve certification targets for the PEL 238 coalbed methane project are achieved by Santos and the operator of the properties, Eastern Star Gas. The Sale Agreement also acknowledges the Company’s retention of its right to future cash payments of up to $10.0 pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238.

The Company used the proceeds from the sale of the Australian Assets to (i) repay the $13.0 million outstanding on its secured Revolving Credit Facility, (ii) repay in full its Term Loan as described below and (iii) plans to repurchase all of its outstanding $100.0 million 12 3/4% Senior Secured Notes at a price of 106.375% of par, plus accrued and unpaid interest as described below.

Repayment and Termination of Term Loan

On July 13, 2009, the Company used approximately $27.5 million of the approximately $217.0 million (AU$280.0 million) aggregate net proceeds from the sale of the Australian Assets described above to repay in full and thereby terminate its Term Loan.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

The Term Loan was set to mature on February 15, 2012. Pursuant to the terms and conditions of the Term Loan, the Company was required to pay a prepayment premium of 10% of the amount outstanding under the Term Loan in an amount totaling $2.5 million for repayment prior to December 31, 2009.

Asset Sale Offer

On July 13, 2009, Gastar USA launched an offer (the “Asset Sale Offer”) to purchase any and all of its outstanding 12 3/ 4% Senior Secured Notes from the holders thereof upon the terms and subject to the conditions set forth in the Asset Sale Offer Statement, dated July 13, 2009 (the “Asset Sale Offer Statement”). The Asset Sale Offer Statement was in accordance with and the Asset Sale Offer was made pursuant to the terms of the Indenture, dated as of November 29, 2007, as amended by the Supplemental Indenture dated as of February 16, 2009, by and among the Company, Gastar USA, certain other subsidiaries of the Company and Wells Fargo Bank, National Association, as trustee, pursuant to which the 12 3/4% Senior Secured Notes were originally issued (the “Indenture”).

The purpose of the Asset Sale Offer was to comply with the provisions of Section 2.4 of the Supplemental Indenture and Section 3.09 of the Indenture, whereby if the Company has uninvested Major Asset Sale Excess Proceeds (as defined therein) following the receipt of net proceeds from a sale of assets, the Company is required to offer to purchase the maximum principal amount of 12 3/4% Senior Secured Notes that may be purchased with such Major Asset Sale Excess Proceeds.

On August 6, 2009, the note holder’s tendered to the Company the outstanding $100.0 million principal amount of the 12 3/4% Senior Secured Notes at 106.375% of the principal amounts, plus accrued and unpaid interest. The Company expects to retire the 12 3/4% Senior Secured Notes in full by tendering payment of $108.7 million on August 7, 2009.

Delisting from the Toronto Exchange

Effective July 6, 2009, we elected to voluntarily de-list our shares from trading on the Toronto Stock Exchange (TSX) following the completion of the sale of the Australian Asset, described below. We decided to delist from the TSX because trading on two exchanges had become unduly costly and burdensome without providing any significant additional liquidity for our shareholders.

1-for-5 Reverse Common Share Split

On June 20, 2008, the Company’s shareholders approved a proposal for a reverse stock split at a Special Meeting of Shareholders of one (1) common share for up to five (5) common shares or such fewer number of common shares as the Board of Directors, in its sole discretion, approve at a later date. Subsequently, the Board of Directors approved the implementation of a 1 for 5 Reverse Split at a meeting held June 29, 2009 to be effective at the opening of trading on the NYSE Amex on August 3, 2009, and on July 23, 2009, the Company filed an article of amendment it its Articles of Incorporation with the Registrar of Corporations of Alberta for the purpose of affecting the consolidation. Upon the exercise of any stock options or warrants, resulting shares issued will be issued on a post-consolidation basis with the corresponding adjustment to the stock option and warrant exercise prices. No scrip or fractional certificates were issued in connection with the reverse stock split. Shareholders who otherwise would have been entitled to receive fractional shares because they hold a number of common shares not evenly divisible by five received a number of shares after rounding up to the next common share.

All common share and per share amounts in this Form 10-Q have been adjusted for the 1-for-5 Reverse Split.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

18. Issuer Subsidiaries Condensed Consolidating Financial Statements

The following table presents condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the six month periods ended June 30, 2009 and 2008 of Gastar Exploration Ltd. (“Parent”), Gastar Exploration USA, Inc. (“Issuer”) and Gastar Exploration Texas, Inc., Gastar Exploration Texas LP, Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc., Gastar Exploration Victoria, Inc. and Gastar Power Pty Ltd., each a minor non-guarantor subsidiary included in issuer subsidiaries, (collectively referred to as “Issuer Subsidiaries”). Each of the Parent and the Issuer Subsidiaries, except for Gastar Power Pty Ltd., have fully and unconditionally guaranteed, on a joint and severally basis, the $100.0 million 12 3/4% Senior Secured Notes sold in November 2007, the Revolving Credit Facility and the Term Loan. Interest charged on intercompany receivables and payables between the Parent and Issuer are eliminated.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Balance Sheets

As of June 30, 2009

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51	$5,666	$6,782	$—	$12,499
Accounts receivable, net	3	—	2,940	—	2,943
Commodity derivative contracts	—	—	2,986	—	2,986
Due from related parties	—	—	1,197	—	1,197
Prepaid expenses	126	—	326	—	452

Total current assets	180	5,666	14,231	—	20,077

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	—	29,062	130,120	—	159,182
Proved properties	8	58,085	269,069	—	327,162

Total natural gas and oil properties	8	87,147	399,189	—	486,344
Furniture and equipment	—	53	957	—	1,010

Total property, plant and equipment	8	87,200	400,146	—	487,354
Accumulated depreciation, depletion and amortization	(7)	(51,805)	(227,710)	—	(279,522)

Total property, plant and equipment, net	1	35,395	172,436	—	207,832

OTHER ASSETS:
Restricted cash	25	—	508	—	533
Commodity derivative contracts	—	—	213	—	213
Deferred charges, net	188	6,749	—	—	6,937
Drilling advances	—	—	1,999	—	1,999
Intercompany receivable and investment in subsidiaries	73,270	132,719	—	(205,989)	—
Other	—	100	—	—	100

Total other assets	73,483	139,568	2,720	(205,989)	9,782

TOTAL ASSETS	$73,664	$180,629	$189,387	$(205,989)	$237,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2	$—	$6,279	$—	$6,281
Revenue payable	—	—	5,660	—	5,660
Accrued interest	416	1,618	—	—	2,034
Accrued drilling and operating costs	—	340	1,662	—	2,002
Commodity derivative contracts	—	440	859	—	1,299
Other accrued liabilities	72	—	1,660	—	1,732
Due to related parties	—	—	1,060	—	1,060
Current portion of long-term debt	30,300	138,525	—	—	168,825

Total current liabilities	30,790	140,923	17,180	—	188,893

LONG-TERM LIABILITIES:
Long-term debt	—	—	—	—	—
Commodity derivative contracts	—	101	172	—	273
Asset retirement obligation	6	2,747	2,728	—	5,481
Intercompany payable	—	—	36,774	(36,774)	—

Total long-term liabilities	6	2,848	39,674	(36,774)	5,754

TOTAL SHAREHOLDERS’ EQUITY	42,868	36,858	132,533	(169,215)	43,044

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,664	$180,629	$189,387	$(205,989)	$237,691

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Three Months Ended June 30, 2009

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$1	$1,096	$10,865	$—	$11,962
Unrealized natural gas hedge loss	—	(99)	(4,327)	—	(4,426)

Total revenues	1	997	6,538	—	7,536

EXPENSES:
Production taxes	—	82	10	—	92
Lease operating expenses	2	543	904	—	1,449
Transportation and treating	—	325	—	—	325
Depreciation, depletion and amortization	—	459	2,902	—	3,361
Accretion of asset retirement obligation	—	45	43	—	88
General and administrative expenses	285	3	3,199	—	3,487

Total expenses	287	1,457	7,058	—	8,802

LOSS FROM OPERATIONS	(286)	(460)	(520)	—	(1,266)

OTHER (EXPENSES) INCOME:
Interest expense	(903)	(213)	(21)	—	(1,137)
Investment income and other	73	(69)	6	—	10
Equity earnings in subsidiaries	(1,273)	(531)	—	1,804	—
Foreign transaction gain (loss)	(4)	—	4	—	—

LOSS BEFORE INCOME TAXES	(2,393)	(1,273)	(531)	1,804	(2,393)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(2,393)	$(1,273)	$(531)	$1,804	$(2,393)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Operations

For the Six Months Ended June 30, 2009

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
REVENUES:
Natural gas and oil revenues	$1	$2,607	$22,815	$—	$25,423
Unrealized natural gas hedge loss	—	(478)	(4,144)	—	(4,622)

Total revenues	1	2,129	18,671	—	20,801

EXPENSES:
Production taxes	—	229	20	—	249
Lease operating expenses	2	1,175	2,149	—	3,326
Transportation and treating	—	818	—	—	818
Depreciation, depletion and amortization	—	1,181	10,179	—	11,360
Impairment of natural gas and oil properties	—	6,212	62,517	—	68,729
Accretion of asset retirement obligation	—	90	85	—	175
General and administrative expenses	556	51	5,838	—	6,445

Total expenses	558	9,756	80,788	—	91,102

LOSS FROM OPERATIONS	(557)	(7,627)	(62,117)	—	(70,301)

OTHER (EXPENSES) INCOME:
Interest expense	(1,839)	(395)	(65)	—	(2,299)
Investment income and other	93	(85)	15	—	23
Equity earnings in subsidiaries	(70,271)	(62,164)	—	132,435	—
Foreign transaction gain (loss)	(6)	—	3	—	(3)

LOSS BEFORE INCOME TAXES	(72,580)	(70,271)	(62,164)	132,435	(72,580)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(72,580)	$(70,271)	$(62,164)	$132,435	$(72,580)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Condensed Consolidating Parent and Issuer Subsidiaries Statements of Cash Flows

For the Six Months Ended June 30, 2009

(Unaudited)

	Parent	Issuer	Issuer Subsidiaries	Reclassifications and Eliminations	Gastar Exploration Ltd. and Subsidiaries
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,580)	$(70,271)	$(62,164)	$132,435	$(72,580)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	1,181	10,179	—	11,360
Impairment of natural gas and oil properties	—	6,212	62,517	—	68,729
Stock-based compensation	—	—	2,134	—	2,134
Unrealized natural gas hedge income	—	478	4,144	—	4,622
Monetization of derivative contracts	—	—	2,465	—	2,465
Amortization of other comprehensive income	—	—	(1,685)	—	(1,685)
Amortization of deferred financing costs and debt discount	269	1,139	—	—	1,408
Accretion of asset retirement obligation	—	90	85	—	175
Equity in loss of issuer subsidiaries	70,271	62,164	—	(132,435)	—
Changes in operating assets and liabilities, exclusive of effects of acquisition:
Accounts receivable	(1)	—	3,475	—	3,474
Prepaid expenses	119	84	165	—	368
Accounts payable and accrued liabilities	20	849	(5,937)	—	(5,068)

Net cash provided by (used in) operating activities	(1,902)	1,926	15,378	—	15,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	—	(5,626)	(27,403)	—	(33,029)
Drilling advances	—	—	(4,791)	—	(4,791)
Purchase of furniture and equipment	—	(4)	(9)	—	(13)
Subsidiary equity investment/repayments	—	—	17,990	(17,990)	—

Net cash used in investing activities	—	(5,630)	(14,213)	(17,990)	(37,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	13,819	—	—	—	13,819
Repayment of revolving credit facility	—	(4,975)	—	—	(4,975)
Repayment of subordinated unsecured notes	(2,950)	—	—	—	(2,950)
Proceeds from term loan	—	25,000	—	—	25,000
Subsidiary equity investment/repayments	(8,740)	(9,250)	—	17,990	—
Increase in restricted cash	—	—	(463)	—	(463)
Deferred financing charges	—	(1,430)	—	—	(1,430)
Other	(215)	—	(9)	—	(224)

Net cash provided by (used in) financing activities	1,914	9,345	(472)	17,990	28,777

NET INCREASE IN CASH AND CASH EQUIVALENTS	12	5,641	693	—	6,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39	25	6,089	—	6,153

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51	$5,666	$6,782	$—	$12,499

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

Cautionary Note about Forward-Looking Statements

Certain statements and information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the use of forward-looking words, including “may”, “expect”, “anticipate”, “plan”, “project”, “believe”, “estimate”, “intend”, “will”, “should” or other similar words. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Forward-looking statements may include statements that relate to, among other things, our:

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

Other factors that could affect our financial performance or cause our actual results to differ materially from our projected results are described in (i) Part II, Item 1A, “Risk Factors” and elsewhere in this Form 10-Q, (ii) under the heading Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, (iii) our reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

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

Overview

We are an independent energy and production company focused on finding and developing natural gas assets in North America and Australia. Our emphasis is on combining deep natural gas exploration and development with lower risk coal bed methane (“CBM”) and shale resource development. We own and operate exploration and development acreage in the deep Bossier gas play of East Texas and the Marcellus Shale play in West Virginia and Pennsylvania. Our CBM activities are conducted within the Powder River Basin of Wyoming and Montana and concentrated on more than 6.0 million gross acres controlled by us in the Gunnedah Basin, located in New South Wales, Australia, with a joint venture partner. See Note 17, “Subsequent Events” for details regarding sale of Australian assets. We are a Canadian corporation incorporated in Alberta in 1987. We are publicly traded on the NYSE Amex under the ticker symbol “GST”.

Natural Gas and Oil Activities

The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Hilltop Area, East Texas

Hilltop Area, East Texas. The majority of our activities have been in the Bossier play in the Hilltop area of East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties, where we hold approximately 28,300 gross (14,000) net acres. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production, significant decline rates and long-lived reserves.

In late December 2008, we completed the drilling of the Belin #1, a deep Bossier offset to the Wildman #3, with current average gross production of approximately 11.1 MMcfd from two zones after an initial gross production rate of 41.2 MMcfd. We have a 50% working interest and a 36.7% net revenue interest before payout in the Belin #1 well. In January 2009, we completed the Lone Oak Ranch #7 well, a middle Bossier offset to the Lone Oak Ranch #6. Current average gross production from the Lone Oak Ranch #7 is approximately 2.2 MMcfd after an initial gross sales rate of 6.9 MMcfd. We have a 50% working interest and a 37.5% net revenue interest in the Lone Oak Ranch #7 well. In May 2009, we completed the Wildman Trust #5 well at a restricted initial gross production rate of 15.0 MMcfd. The Wildman Trust #5 is currently averaging 9.7 MMcfd at continued high tubing pressure. In May 2009 we released the drilling rig in East Texas due to low natural gas prices and to conserve capital. We were able to negotiate a time-out provision limiting the incurrence of contract termination fees at this time unless we do not return the rig to drilling by early 2010. Currently, our plans are to return the rig to drilling in East Texas by November 2009. For the remainder of 2009, our East Texas capital activity will focus on Bossier recompletions in seven existing wells.

For the three months ended June 30, 2009, net production from the Hilltop area averaged 22.0 MMcfe per day, compared to 25.3 MMcfe and 18.1 MMcfe per day for the three months ended March 31, 2009 and December 31, 2008, respectively.

Marcellus Shale – West Virginia and Central and Southwestern Pennsylvania

The Marcellus Shale is Middle Devonian aged shale that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability has historically made the Marcellus an unconventional exploration target. Advancements in two technologies, stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. In late 2007, we began acquiring an acreage position in the Marcellus Shale in West Virginia and central and southwestern Pennsylvania. As of June 30, 2009, our acreage position in the play was approximately 41,200 gross (37,200 net) acres, of which the majority is deemed in the core, over-pressured area of the Marcellus play and is in close proximity to wells being drilled in the Marcellus by other operators.

During the first half of 2009, we drilled 3 (2.9 net) shallow vertical wells resulting in total shallow wells drilled by us to 10 (9.1 net) in the area. Currently, eight are on production, and the remaining wells are scheduled to be on production in the next 75 days. This shallow well drilling program continues to be conducted to hold certain leases by production, while we develop an exploration and development program for the deeper Marcellus Shale objective. For the three months ended June 30, 2009, net production from the Appalachia area averaged 0.4 MMcfe per day, compared to 0.4 MMcfe and 0.2 MMcfe per day for the three months ended March 31, 2009 and December 31, 2008, respectively.

During the second half of 2009, we anticipate that we will drill 10 additional shallow wells and spud a vertical Marcellus well late in 2009 or early 2010.

Coalbed Methane – Powder River Basin, Wyoming and Montana

We own an approximate 40% average working interest in approximately 40,800 gross (17,100 net) acres in the Powder River Basin of Wyoming and Montana. Our activity level has been influenced by natural gas prices in the area, which currently are significantly lower than our other operating areas. As a result, only maintenance type expenditures were incurred during the six months ended June 30, 2009. No additional drilling is anticipated in the Powder River Basin until natural gas prices increase in the area. As a result of the decrease in drilling activity and curtailments, for the three months ended June 30, 2009 Powder River Basin production averaged 3.2 MMcfe per day, compared to 4.2 MMcfe and 5.5 MMcfe per day for the three months ended March 31, 2009 and December 31, 2008, respectively.

Australian Coalbed Methane – Petroleum Exploration Licenses 238, 433, and 434 and Wilga Park Power Station

As of June 30, 2009, our Australian coalbed methane assets included a 35% interest in Petroleum Exploration License (“PEL”) 238, a coalbed methane exploratory property covering approximately 2.2 million gross (761,400 net) acres, located in the Gunnedah Basin of New South Wales, as well as 1.9 million gross (664,000 net) acres in PEL 433 and approximately 1.9 million gross (669,000 net) acres in PEL 434. Additionally, in February 2009, we, through our wholly owned subsidiary Gastar Power Pty Ltd. (“Gastar Power”), had acquired a 35% interest in the Wilga Park Power Station.

On July 13, 2009, Gastar Exploration New South Wales, Inc. (“GENSW”) and Gastar Exploration USA, Inc. (“Gastar USA “), each a wholly-owned subsidiary of us, completed the sale of all of our interest in PELs 238, 433, and 434 in New South Wales, Australia and the concurrent sale of our common shares of Gastar Power, the entity holding our 35% interest in the Wilga Park Power Station (collectively, the “Australian Assets”), to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd.. See Note 17, “Subsequent Events” for additional information on the sale of our Australian assets.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this Form 10-Q.

The following table gives information about production volumes and prices of natural gas and oil for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Production:
Natural gas (MMcf)	2,232	2,036	5,016	4,442
Oil (MBbl)	1	2	2	3
Total (MMcfe)	2,332	2,046	5,030	4,459

Total (MMcfed)	25.6	22.5	27.8	24.5

Average sales prices:
Natural gas (per Mcf), including impact of realized hedging activities	$5.12	$7.71	$5.05	$7.30
Oil (per Bbl)	$53.00	$105.43	$46.72	$102.00

Three months ended June 30, 2009 compared to the Three months ended June 30, 2008

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $12.0 million for the three months ended June 30, 2009, down from $15.9 million for the three months ended June 30, 2008. The decrease in revenues was the result of a 34% decrease in prices, partially offset by a 14% increase in production volumes, primarily in East Texas. During the three months ended June 30, 2009, approximately 92% of our natural gas production was hedged. The realized effect of hedging on natural gas sales for the three months ended June 30, 2009 was an increase of $5.3 million in revenues resulting in an increase in total price received from $2.85 per Mcf to $5.12 per Mcf. The realized effect of hedging on natural gas sales for the three months ended June 30, 2008 was a decrease of $2.6 million in revenues resulting in a decrease in total price received from $9.01 per Mcf to $7.71 per Mcf.

Unrealized natural gas hedge loss was $4.4 million for the three months ended June 30, 2009 compared to a loss of $513,000 for the three months ended June 30, 2008. The increase in unrealized natural gas loss was the result of a decrease in natural gas prices and the monetization of certain hedge contracts during 2009.

Production taxes. We reported production taxes of $92,000 for the three months ended June 30, 2009, compared to $474,000 for the three months ended June 30, 2008. The decrease in production taxes is primarily the result of lower natural gas prices and lower production volumes in Wyoming.

Lease operating expenses. We reported lease operating expenses of $1.4 million for the three months ended June 30, 2009, down from $2.4 million for the three months ended June 30, 2008. Our lease operating expenses were $0.62 per Mcfe for the three months ended June 30, 2009, compared to $1.18 per Mcfe for the comparable period in 2008. This decrease in 2009 was primarily due to lower non-recurring workover costs in Texas of $0.44 per Mcfe. Excluding workover expense, our lease operating expenses were $0.60 per Mcfe for the three months ended June 30, 2009, compared to $0.71 per Mcfe for the same period in 2008. The decrease in the rate per Mcfe was primarily due to higher current quarter production volumes.

Transportation and treating. We reported transportation expenses of $325,000 for the three months ended June 30, 2009, down from $498,000 for the three months ended June 30, 2008. This decrease was primarily due to lower natural gas prices and lower production volumes in Wyoming partially related to the release of certain compressors as part of a program to reduce overall out of pocket compression costs in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $3.4 million for the three months ended June 30, 2009, down from $5.9 million for the three months ended June 30, 2008. The decrease in DD&A expense was the result of a 50% decrease in DD&A rate per Mcfe partially offset by a 14% increase in production. The DD&A rate for the three months ended June 30, 2009 was $1.44 per Mcfe, compared to $2.88 for the comparable period in 2008. The decrease in rate is primarily due to lower proved costs due to additional ceiling impairments taken and lower proved reserves attributable to a significant decline in natural gas prices. Current quarter end Henry Hub natural gas price was $3.89, compared to $5.71 at December 31, 2008 and $13.10 at June 30, 2008. The decrease in natural gas prices resulted in lower economic reserve limits thus reducing total reserves.

General and administrative. We reported general and administrative expenses of $3.5 million for the three months ended June 30, 2009, down from $4.1 million for the three months ended June 30, 2008. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $713,000 and $855,000 for the three months ended June 30, 2009 and 2008, respectively. Excluding stock-based compensation expense, general and administrative expense decreased $435,000 to $2.8 million for the three months ended June 30, 2009. This decrease is primarily due to lower legal costs resulting from litigation settlement in June 2008.

Interest expense. We reported interest expense of $1.1 million for the three months ended June 30, 2009, compared to $1.9 million for the three months ended June 30, 2008. The decrease in interest expense was primarily the result of a $2.4 million increase in interest capitalized during the three months ended June 30, 2009, which was partially offset by higher interest expense on our term loan and revolving credit facility.

Six months ended June 30, 2009 compared to the Six months ended June 30, 2008

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $25.4 million for the six months ended June 30, 2009, down from $32.7 million for the six months ended June 30, 2008. The decrease in revenues was the result of a 31% decrease in prices, partially offset by a 13% increase in production volumes, primarily in East Texas. During the six months ended June 30, 2009, approximately 79% of our natural gas production was hedged. The realized effect of hedging on natural gas sales for the six months ended June 30, 2009 was an increase of $9.6 million in revenues resulting in an increase in total price received from $3.13 per Mcf to $5.05 per Mcf. The realized effect of hedging on natural gas sales for the six months ended June 30, 2008 was a loss of $2.9 million in revenues resulting in a decrease in total price received from $7.95 per Mcf to $7.30 per Mcf. For the remainder of 2009, we have approximately 84% of our estimated gas production hedged at a weighted average NYMEX MMBTU put price of $4.87 and a call price of $6.25.

Unrealized natural gas hedge loss was $4.6 million for the six months ended June 30, 2009, compared to a $1.9 million loss for the six months ended June 30, 2008. The decrease in unrealized natural gas loss was the result of a decrease in natural gas prices and the monetization of certain hedge contracts during 2009.

Production taxes. We reported production taxes of $249,000 for the six months ended June 30, 2009, compared to $743,000 for the six months ended June 30, 2008. The decrease in production taxes is primarily the result of lower natural gas prices and lower production volumes in Wyoming.

Lease operating expenses. We reported lease operating expenses of $3.3 million for the six months ended June 30, 2009, down from $4.0 million for the six months ended June 30, 2008. Our lease operating expenses were $0.66 per Mcfe for the six months ended June 30, 2009, compared to $0.89 per Mcfe for the comparable period in 2008. This decrease in 2009 was primarily due to lower non-recurring workover costs in Texas of $0.13 per Mcfe. Excluding workover expense, our lease operating expenses were $0.58 per Mcfe for the six months ended June 30, 2009, compared to $0.68 per Mcfe for the same period in 2008. The decrease in the rate per Mcfe was primarily due to higher current quarter production volumes.

Transportation and treating. We reported transportation expenses of $818,000 for the six months ended June 30, 2009, down from $957,000 for the six months ended June 30, 2008. This decrease was primarily due to lower natural gas prices and lower production volumes in Wyoming partially related to release of certain compressors as part of a program to reduce overall out of pocket compression costs in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $11.4 million for the six months ended June 30, 2009, down from $12.3 million for the six months ended June 30, 2008. The decrease in DD&A expense was the result of an 18% decrease in DD&A rate per Mcfe partially offset by a 13% increase in production. The DD&A rate for the six months ended June 30, 2009 was $2.26 per Mcfe, compared to $2.76 for the comparable period in 2008. The decrease in rate is primarily due to lower proved costs due to additional ceiling impairments taken and lower proved reserves attributable to a significant decline in natural gas prices. Henry Hub natural gas price at June 30, 2009 was $3.89, compared to $5.71 at December 31, 2008 and $13.10 at June 30, 2008. The decrease in natural gas prices resulted in lower economic reserve limits thus reducing total reserves.

Impairment of natural gas and oil properties. We reported impairment of natural gas and oil properties of $68.7 million for the six months ended June 30, 2009. The 2009 impairment was recorded at March 31, 2009 and was the result of a significant decline in natural gas prices in 2009. The March 31, 2009 quarter end Henry Hub natural gas price declined 37% from December 31, 2008 price resulting in estimated future net revenues being based on a weighted average price of $2.64 per Mcf at March 31, 2009, compared to $4.56 per Mcf at year end 2008. There was no impairment for the comparable period in 2008 due to higher natural gas and oil prices.

General and administrative. We reported general and administrative expenses of $6.4 million for the six months ended June 30, 2009, down from $8.3 million for the six months ended June 30, 2008. Non-cash stock-based compensation expense pursuant to the SFAS 123R, which is included in general and administrative expenses, was $2.1 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively. This increase in stock-based compensation expense was due to the March 2009 payment of 2008 management bonuses of $801,000 in vested common shares in lieu of cash bonuses. Excluding stock-based compensation expense, general and administrative expense decreased $2.3 million to $4.3 million for the six months ended June 30, 2009. This decrease is primarily due to lower legal costs resulting from litigation settlement in June 2008 and management bonuses being paid in common shares.

Interest expense. We reported interest expense of $2.3 million for the six months ended June 30, 2009, compared to $4.0 million for the six months ended June 30, 2008. The decrease in interest expense was primarily the result of a $4.4 million increase in interest capitalized during the six months ended June 30, 2009, which was partially offset by higher interest expense on our term loan and revolving credit facility.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under our revolving credit facility, and access to capital markets, to the extent available. The capital markets, as they relate to us, have been adversely impacted by the continuing financial crisis, the possibility of a deepening world recession that may extend for a long period into the future, a lack of liquidity in the banking system and the unavailability and cost of credit. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in natural gas and oil prices, drilling results, and cash flow.

For the six months ended June 30, 2009, we reported cash flow from operating activities of $15.4 million, net cash utilized in investing activities of $37.8 million and net cash provided by financing activities of $28.8 million. As a result of these activities, our cash and cash equivalents increased by $6.3 million, resulting in a June 30, 2009 balance of cash and cash equivalents of $12.5 million.

At June 30, 2009, we had a net working capital deficit of approximately $168.8 million, with $168.8 million classified as current portion of long-term debt of which $44.2 million is scheduled to mature in 2009. Included in our current portion of long-term debt are $300,000 of subordinated notes maturing between July and September 2009, $13.9 million of debt incurred under our revolving credit facility, $30.0 million of convertible subordinated debentures maturing November 20, 2009, $25.0 million of term loan debt maturing February 15, 2012 and $99.6 million of 12 3/4% senior secured notes maturing December 1, 2012. Our revolving credit facility matures on October 15, 2009, unless we automatically extend its maturity to December 1, 2010 by repaying our convertible subordinated debentures or by arranging for repayment of the convertible subordinated debentures on or prior to their maturity in a manner acceptable to the revolving credit facility lenders. In addition, during the first half of 2009 we were required to obtain waivers of a financial covenant in our revolving credit facility and term loan.

On July 13, 2009, we completed the sale of all of our Australian assets to Santos. At closing, we received approximately $217.0 million (AU$280.0 million), excluding taxes and transaction expenses, of the aggregate approximate $232.5 million (AU$300.0 million) purchase price and are scheduled to receive the balance upon receipt of certain government approvals. In the event such governmental approvals are not obtained within nine months of the closing date, Santos will retain the remaining approximate $15.5 million (AU$20.0 million) and will take all necessary actions to transfer the participating interests, excluding PEL 238, to GENSW. We may be paid, assuming current foreign exchange rates, an additional approximate $16.0 million (AU$20.0 million) in early 2010 if certain gross reserve certification targets for the PEL 238 coalbed methane project are achieved by Santos and the operator of the properties. The sale agreement also acknowledges our retention of our right to future cash payments of up to $10.0 million pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238.

On July 13, 2009, we used approximately $27.5 million of the proceeds from the sale of the Australian Assets to repay in full the term loan and $13.0 million to repay the outstanding amount on our secured revolving credit facility. We also offered to repurchase all of our outstanding $100.0 million 12 3/4% senior secured notes at a price of 106.375% of par, in accordance with the terms of the governing indenture, as supplemented, thereto and the asset sale offer statement dated July 13, 2009. On August 6, 2009, the note holder’s tendered to us the outstanding $100.0 million principal amount of the 12 3/4% senior secured notes at 106.375% of the principal amounts plus accrued and unpaid interest. We expect to retire the 12 3/4% senior secured notes in full by tendering payment of $108.7 million on August 7, 2009. See Note 17, “Subsequent Events” for additional information.

Future capital and other expenditure requirements. Capital expenditures for the remainder of 2009 are projected to be approximately $19.7 million, consisting of $9.5 million in East Texas, $7.4 million in the Marcellus Shale, $600,000 in the Powder River Basin, and an additional $2.2 million for capitalized interest and other costs. We plan on funding this capital activity through existing cash balances, internally generated cash flows from operating activities and short term access to availability under our revolving credit facility.

Commodity prices. Our cash flow and ability to raise capital are highly dependent upon the price of natural gas. Material decreases in natural gas prices during recent months have significantly and adversely affected our cash flows from operating activities. In order to reduce our exposure to fluctuations in the price of natural gas, we entered into various costless collar, puts and other hedging transactions with counterparties in 2008 and 2009. For the remainder of 2009, we have approximately 84% of our estimated gas production hedged at a weighted average NYMEX MMBtu put price of $4.87 and a call price of $6.25. We have approximately 2.1 BCF of 2010 production hedged at a weighted average NYMEX MMBtu put price of $5.40 and a call price of $7.96. A covenant in our revolving credit facility agreement restricts us from hedging more than 85% of the projected natural gas production. Future material decreases in current and projected natural gas prices could result in a significant reduction in future capital expenditure activity. As operator, we have control of expenditure timing and the level on nearly 100% of the 2009 future capital activity.

Convertible subordinated debentures. In November 2004, we issued $30.0 million aggregate principal amount of convertible subordinated debentures. The convertible subordinated debentures have a term of five years, are due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. The convertible subordinated debentures are convertible by the holders into 1,369,863 common shares at a conversion price of $21.90 per share and are redeemable, at our option, upon notice that the average price of our common shares for 20 consecutive trading days is at least 130% of the conversion price.

Upon the occurrence of a change of control, as defined in the indenture governing the convertible subordinated debentures, we are required to make an offer to purchase all of the convertible subordinated debentures at a price equal to 101% of the principal amount of the convertible subordinated debentures, plus accrued and unpaid interest. If 90% or more of the principal amount of all convertible subordinated debentures outstanding on the date, we provide notice of a change of control to the convertible subordinated debentures trustee and the convertible subordinated debentures have been tendered for purchase pursuant to the change of control offer, we have the right to redeem the remaining outstanding convertible subordinated debentures on the same date and at the same price.

Subordinated Unsecured Notes Payable. During 2004, we issued an aggregate $3.25 million of subordinated unsecured notes that began maturing in April 2009. The subordinated unsecured notes bear interest at 10% per annum and are callable by us at 101% of the principal amount of the subordinated unsecured notes. In connection with the issuance of the subordinated unsecured notes the holders were issued 46,504 warrants exercisable at prices ranging from $13.80 to $15.15 per share expiring at varying dates between April and September 2009. As of June 30, 2009, we had $300,000 remaining of subordinated unsecured notes payable, which mature between July 2009 and September 2009, bear interest at 10% per annum and are callable by us at 101%.

Revolving Credit Facility. In November 2007, concurrent with the closing of the 12 3/4% senior secured notes, Gastar USA entered into a revolving credit facility, which at June 30, 2009 provided for a first priority lien borrowing base of $14.0 million. At June 30, 2009, there was $13.9 million outstanding under the revolving credit facility and on July 13, 2009 we used proceeds from the sale of the Australian assets to repay such amount. As a result of the Australian assets sale and related debt retirements, our senior revolving credit facility lender currently is in the process of re-determining our borrowing base. We anticipate that this process will be completed during the third quarter.

Under the revolving credit facility, we are subject to certain financial covenants, including current ratio requirements.

As of June 30, 2009, the Company was not in compliance with the total net indebtedness to EBITDA ratio, general and administrative expense ratio and the current ratio covenants included under the revolving credit facility and term loan. A waiver has been received for all defaults including the current ratio covenant, which has been waived through December 31, 2009 under the revolving credit facility. The term loan was repaid in full on July 13, 2009.

Off Balance Sheet Arrangements

As of June 30, 2009, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

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

For information as to new accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production and our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the six months ended June 30, 2009, a 10% change in the prices received for natural gas production (before hedging activities) would have had an approximate $2.5 impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Note 7, “Commodity Hedging Contracts” to our consolidated financial statements for additional information on our hedging activities.

Interest Rate Risk

At June 30, 2009, we had approximately $168.8 million in principal amount of debt, $153.3 million of which was at a fixed interest rate and $13.9 million was tied to LIBOR and a base rate. A 10% fluctuation in the LIBOR and base rate would have had a $8,000 impact on annual interest expense. We do not currently use interest rate derivatives to mitigate our exposure, including under our revolving credit facility, to the volatility in interest rates.

Currency Translation Risk

Our revenues and expenses and the majority of our capital expenditures are primarily in U.S. dollars, thus limiting our exposure to currency translation risk. During the six months ended June 30, 2009, our Australian activities consisted of capital expenditures totaling approximately $11.5 million. We have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes due to the recent sale of our Australian assets.

Item 4.	Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file with the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009 at such reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements in this Form 10-Q.

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

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively impact our financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivatives market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivatives contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when the Senate may act on derivatives legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or additional restrictions on, our trading and commodity positions could have an adverse impact on our ability to hedge risks associated with our business.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process may be impacting drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process are impairing groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 4, 2009, we held our annual meeting of shareholders. At the annual meeting, there were 35,706,933 common shares entitled to vote attending by person or by proxy. As a result, the total common shares represented at the meeting were 84.48% of the total 42,266,593 of common shares outstanding as of the record date and entitled to vote. The following matters were voted upon and passed:

1.	To fix our directors at four (4) members: VOTES FOR 32,090,097, AGAINST 1,002,306, ABSTAIN 2,614,529.

2.	To elect our board of directors for the ensuing year:

	For	Withheld (1)
J. Russell Porter	34,128,501	1,578,432
Robert D. Penner	32,718,257	2,988,676
John M. Selser Sr	32,878,759	2,828,174
John R Rooney	32,824,469	2,882,464

(1)	“Withheld” votes represent the number of absenteeism and broker non-votes.

3.	To ratify the reappointment of BDO Seidman, LLP, as our independent registered public accounting firm, for the ensuing year and to authorize our board of directors to fix the independent registered public accounting firm’s remuneration: VOTES FOR 34,320,506, AGAINST 196,697, ABSTAIN 1,189,730.

4.	To approve an amendment to the 2006 Long-Term Stock Incentive Plan. VOTES FOR 12,258,651, VOTES AGAINST 2,550,244, ABSTAIN 1,080,454, BROKER NON-VOTES 19,817,584.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

GASTAR EXPLORATION LTD.

Date: August 6, 2009	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: August 6, 2009	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated as of May 19, 2009, by and between Gastar Exploration Ltd. and Johnson Rice & Company L.L.C. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated May 21, 2009. File No. 333-132714).

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

3.2	Bylaws of Gastar Exploration Ltd. approved June 30, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

3.3	Articles of Amendment and Share Structure attached to and forming part of the Articles of Incorporation of Gastar Exploration Ltd, dated as of June 30, 2009. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 1, 2009. File No. 001-132714).

3.4	Articles of Amendment attached to and forming part of the Articles of Incorporation of Gastar Exploration Ltd, dated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 24, 2009. File No. 001-132714).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company, as trustee for the 9.75% Convertible Senior Unsecured Subordinated Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and West wind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of 10% subordinated notes issued between April 2004 and September 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.6	Form of warrant to purchase common shares of Gastar Exploration Ltd issued between April 2004 and September 2004 in connection with the sale of 10% subordinated notes (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

4.8	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.9	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.10	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4% Senior Secured Note due 2012) 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 333-132714).

4.11	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 001-132714).

4.12	Warrant dated June 11, 2008, entitling GeoStar Corporation to acquire, subject to adjustments, 10,000,000 Gastar Exploration Ltd. common shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report of Form 8-K dated June 13, 2008. File No. 001-132714).

4.13	Supplemental Indenture dated as of February 16, 2009, related to the 12 3/ 4% Senior Secured Notes due 2012, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent, and each of the other Guarantors party thereto. 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

4.14	Term Loan dated as of February 16, 2009 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., certain subsidiaries of Gastar Exploration Ltd., Wayzata Investment Partners LLC, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

4.15	Amended and Restated Intercreditor Agreement dated February 16, 2009, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

4.16	Waiver and Second Amendment to Credit Agreement, dated February 16, 2009, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as amended February 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Form of Subscription Agreement for United States purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.6	Form of Subscription Agreement for United States purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.7	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.8	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.9	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.11	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.13	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.14	Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.15*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

10.16*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan approved June 1, 2006 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.17	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006. File No. 001-32714)

10.18*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.19*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.20	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.21	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.22	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.23*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.24	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 13, 2007. File No. 001-32714).

10.25	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association, as Administrative Agent, and Letter of Credit Issuer 2007 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 001-32714).

10.26*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

10.27	Waiver and First Amendment to Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory hereto, the Lenders Signatory hereto and Amegy Bank National Association, as Administrative Agent executed June 6, 2008 and effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 11, 2008. File No. 001-32714).

10.28	Settlement Agreement and Comprehensive General Release dated June 11, 2008 for the resolution of disputes between GeoStar Corporation and Gastar Exploration Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 13, 2008. File No. 001-32714).

10.29*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and J. Russell Porter as of July 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated July 28, 2008. File No. 001-32714).

10.30*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and Michael A. Gerlich as of July 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated July 28, 2008. File No. 001-32714).

10.31	Waiver under Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory thereto the Lenders Signatory Hereto and Amegy Bank National Association, as Administrative Agent, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

10.32	Waiver under Credit Agreement Among Gastar Exploration USA, Inc., Gastar Exploration Ltd., the Lenders Signatory Hereto and Wayzata Investment Partners LLC, as Administrative Agent, effective March 13, 2009 (incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

10.33*	First Amendment to Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan, effective as of April 1, 2009, approved June 4, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated June 10, 2009. File No. 001-32714).

10.34	Sale Agreement dated July 2, 2009, by and among Gastar Exploration USA, Inc., Gastar Exploration New South Wales, Inc., Santos QNT Pty Ltd and Santos International Holdings Pty Ltd. (incorporated herein by reference to Exhibit 10.1 to Gastar Exploration Ltd.’s Current Report on Form 8-K filed on August 6, 2009. File No. 001-32714).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.