Form 10-Q
period 2009-09-30
GASTAR EXPLORATION LTD
filed 2009-11-05
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-32714

GASTAR EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0570897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar Street, Suite 1080 Houston, Texas 77010	77010
(Address of principal executive offices)	(ZIP Code)

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

Total number of outstanding common shares, no par value per share, as of November 3, 2009 was 50,030,819.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Unless otherwise indicated or required by the context, (i) all references included in this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2009 (“Form 10-Q”) to “Gastar,” the “Company,” “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Form 10-Q are stated in United States (“U.S.”) dollars unless otherwise noted in Australian dollars (“AU$”) or Canadian dollars (“CDN$”) and (iii) all financial data included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

General information about us can be found on our website at www.gastar.com. The information on our website is neither incorporated into nor part of this Form 10-Q. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the United States Securities and Exchange Commission (“SEC”). Information also is available on the SEC website at www.sec.gov for our United States filings and on SEDAR at www.sedar.com for our Canadian filings.

As of the opening of trading on August 3, 2009, a previously announced common share consolidation on the basis of one (1) common share for five (5) common shares (the “1-for-5 Reverse Split”) became effective. See Note 9, “Capital Stock – Common Shares” to our condensed consolidated financial statements in this Form 10-Q for additional information regarding the 1-for-5 Reverse Split. All common share and per share amounts reported in this Form 10-Q have been reported on a post 1-for-5 Reverse Split basis.

i

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,618	$6,153
Term deposit	52,374	—
Accounts receivable, net of allowance for doubtful accounts of $607 and $560, respectively	5,251	5,296
Commodity derivative contracts	1,605	9,829
Due from related parties	253	2,382
Prepaid expenses	323	879

Total current assets	87,424	24,539

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	126,971	141,860
Proved properties	329,912	309,103

Total natural gas and oil properties	456,883	450,963
Furniture and equipment	855	997

Total property, plant and equipment	457,738	451,960
Accumulated depreciation, depletion and amortization	(281,872)	(199,433)

Total property, plant and equipment, net	175,866	252,527

OTHER ASSETS:
Restricted cash	70	70
Commodity derivative contracts	1,341	—
Deferred charges, net	112	6,849
Drilling advances	594	4,352
Other	100	100

Total other assets	2,217	11,371

TOTAL ASSETS	$265,507	$288,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,351	$14,256
Revenue payable	3,533	5,005
Accrued interest	263	1,505
Accrued drilling and operating costs	1,872	2,915
Commodity derivative contracts	2,411	1,121
Other accrued liabilities	2,425	3,131
Due to related parties	2,218	2,143
Current portion of long-term debt	19,695	151,684
Accrued taxes payable	69,832	—

Total current liabilities	105,600	181,760

LONG-TERM LIABILITIES:
Long-term debt	—	—
Commodity derivative contracts	2,198	—
Warrant derivative	495	—
Asset retirement obligation	5,584	5,095

Total long-term liabilities	8,277	5,095

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, unlimited shares authorized, 50,030,819 and 41,926,494 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	263,809	249,980
Additional paid-in capital	25,390	22,883
Accumulated other comprehensive gain – fair value of commodity hedging	448	2,629
Accumulated other comprehensive gain – foreign exchange	(3,798)	19
Accumulated deficit	(134,219)	(173,929)

Total shareholders’ equity	151,630	101,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$265,507	$288,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)

REVENUES:
Natural gas and oil revenues	$7,553	$12,465	$32,976	$45,195
Unrealized natural gas hedge gain (loss)	(3,290)	3,432	(7,912)	1,506

Total revenues	4,263	15,897	25,064	46,701

EXPENSES:
Production taxes	76	340	325	1,083
Lease operating expenses	1,759	1,919	5,085	5,869
Transportation and treating	172	518	990	1,475
Depreciation, depletion and amortization	2,954	6,067	14,314	18,366
Impairment of natural gas and oil properties	—	—	68,729	—
Accretion of asset retirement obligation	90	86	265	250
General and administrative expense	5,156	3,190	11,601	11,529

Total expenses	10,207	12,120	101,309	38,572

INCOME (LOSS) FROM OPERATIONS	(5,944)	3,777	(76,245)	8,129

OTHER (EXPENSES) INCOME:
Interest expense	(1,031)	(913)	(3,330)	(4,898)
Early extinguishment of debt	(15,902)	—	(15,902)	—
Investment income and other	499	163	522	1,467
Gain on sale of assets, net of taxes of $65,776	127,600	—	127,600	—
Warrant derivative loss	(495)	—	(495)	—
Foreign transaction gain (loss)	7,563	(21)	7,560	(59)

INCOME BEFORE INCOME TAXES	112,290	3,006	39,710	4,639
Provision for income taxes	—	—	—	—

NET INCOME	$112,290	$3,006	$39,710	$4,639

NET INCOME PER SHARE:
Basic	$2.29	$0.07	$0.88	$0.11

Diluted	$2.29	$0.07	$0.88	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,990,509	41,419,714	45,126,907	41,419,714

Diluted	49,107,492	41,419,714	45,243,890	41,419,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,710	$4,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,314	18,366
Impairment of natural gas and oil properties	68,729	—
Stock-based compensation	2,767	2,442
Unrealized natural gas hedge loss (income)	7,912	(1,506)
Realized gain on derivative contracts	(424)	—
Amortization of other comprehensive income – commodity hedging	(2,181)	—
Amortization of deferred financing costs and debt discount	1,635	1,461
Accretion of asset retirement obligation	265	250
Loss on early extinguishment of debt	7,027	—
Gain on sale of assets	(127,600)	—
Warrant derivative loss	495	—
Changes in operating assets and liabilities:
Restricted cash for hedging program	—	1,000
Accounts receivable	5,473	(1,452)
Commodity derivative contracts	2,889	—
Prepaid expenses	497	444
Accounts payable and accrued liabilities	(8,821)	15,438

Net cash provided by operating activities	12,687	41,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(40,868)	(109,102)
Drilling advances	(7,122)	(3,203)
Proceeds from sale of natural gas and oil properties	229,541	—
Purchase of furniture and equipment	(15)	(217)
Purchase of term deposit	(52,374)	—

Net cash provided by (used in) investing activities	129,162	(112,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	13,829	—
Repayment of 12 3/4% senior secured notes	(100,000)	—
Repayment of term loan	(25,000)	—
Repayment of revolving credit facility	(18,875)	—
Repayment of convertible senior unsecured subordinated debentures	(10,305)	—
Repayment of subordinated unsecured notes	(3,250)	—
Proceeds from term loan	25,000	—
Decrease in restricted cash	—	3
Deferred financing charges	(1,485)	(343)
Other	(298)	—

Net cash used in financing activities	(120,384)	(340)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,465	(71,780)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,153	85,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,618	$14,074

The accompanying notes are an integral part of these condensed financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Gastar Exploration Ltd. (the “Company”) is an independent energy and production company focused on finding and developing natural gas assets in North America. The Company’s emphasis is on combining deep natural gas exploration and development with lower risk shale resource and coal bed methane (“CBM”) development. The Company owns and operates exploration and development acreage in the deep Bossier gas play of East Texas and the Marcellus Shale play in West Virginia and Pennsylvania. The Company’s CBM activities are conducted within the Powder River Basin of Wyoming and Montana.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company and its subsidiaries are set forth in the notes to the Company’s audited condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A (as amended, the “2008 Form 10-K”) filed with the SEC. Please refer to the notes to the financial statements included in the Company’s 2008 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report.

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars unless otherwise noted and were prepared from the records of the Company by management in accordance with US GAAP applicable to interim financial statements and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s 2008 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Note 2, “Summary of Significant Accounting Policies” included in the Company’s 2008 Form 10-K. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.

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

The condensed consolidated financial statements include the accounts of the Company and the consolidated accounts of all its subsidiaries. The entities included in these consolidated accounts are wholly owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events through November 3, 2009, two days prior to the filing date of this Form 10-Q, and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate, including under Note 17, “Subsequent Events”.

Recently Adopted Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Company will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Company’s financial position, results of operations or cash flows.

Determining Whether an Instrument is Indexed to an Entity’s Own Stock. Effective January 1, 2009, the Company adopted certain provisions of the Emerging Issues Task Force (“EITF”) with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The EITF provision applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. Adoption of the EITF provision in January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities. Effective January 1, 2009, the Company adopted a FASB standard regarding disclosures about derivative instruments and hedging activities. The standard requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The standard also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of existing guidance relating to accounting for derivatives and hedging activities have been applied and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 7, “Commodity Hedging Contracts” for additional disclosures required by this standard.

Subsequent Events. In May 2009, the FASB issued a statement covering subsequent events. This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events” and to subsequent events that provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements, which are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company evaluates subsequent events up to two days prior to the issuance of its financial statements. For purposes of the consolidated financial statements contained herein, the Company has evaluated subsequent events through November 3, 2009, two days prior to the filing date of this Form 10-Q. See Note 17, “Subsequent Events” for additional information regarding subsequent events that management has determined to recognize and disclose in these consolidated financial statements.

Interim Reporting of Fair Value of Financial Instruments. In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments. This guidance amends previous guidance regarding disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods. The guidance also amends existing Accounting Principles Board Guidance on interim financial reporting to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. The standard is effective for reporting periods ending after June 15, 2009, and its adoption did not have a material impact on the Company’s results of operations and financial condition but did require additional disclosures regarding the fair value of financial instruments. See Note 5, “Fair Value of Financial Instruments” for additional information.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The guidance is effective for interim and annual periods ending after June 15, 2009. The guidance did not have a material impact on the Company’s consolidated financial statements. See Note 8, “Fair Value Measurements” for more details.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued guidance, which amends previous other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The statement does not amend existing recognition and measurement guidance for equity securities but does establish a new method of recognizing and reporting for debt securities. Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually. The guidance became effective for interim and annual reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards

Amendments to Guidelines on the Consolidation of Variable Interest Entities. In June 2009, the FASB issued a statement, which amended existing standards on consolidation of variable interest entities. This statement amends the guidance to require a company to perform an analysis of its existing investments to determine whether its variable interest or interests give the company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends the guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company currently is assessing the impact of the adoption on the Company’s financial position, results of operations or cash flows.

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changes the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Company currently is assessing the impact of adoption but does not expect that it will have a material impact on the Company’s financial position, results of operations or cash flows.

3. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of Montana, Pennsylvania, Texas, West Virginia and Wyoming.

At September 30, 2009, unproved properties not being amortized consisted of acreage acquisition costs of $109.2 million and capitalized interest of $17.8 million. Unproved properties are related to the Company’s East Texas and Marcellus Shale play exploration activities. The Company’s East Texas exploration is ongoing and is currently anticipated to be completed over the next six years. The Marcellus Shale exploration activities have commenced, and the Company currently anticipates these activities in the Marcellus Shale could continue for up to 10 years.

For the nine months ended September 30, 2009, the results of management’s ceiling test evaluation resulted in an impairment of the U.S. proved properties of $68.7 million, which was recorded at March 31, 2009 utilizing a weighted average natural gas price of $2.64 per Mcf. There was no impairment of United States properties during the nine months ended September 30, 2008.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Sale of Petroleum Exploration Licenses 238, 433, and 434 and Repayment of Debt

On July 13, 2009, Gastar Exploration New South Wales, Inc. (“GENSW”) and Gastar Exploration USA, Inc. (“Gastar USA”), each wholly-owned subsidiaries of the Company, completed the sale of all of the Company’s interest in Petroleum Exploration Licenses (“PEL”) 238 (including Petroleum Production License 3), PEL 433, and PEL 434 in New South Wales, Australia and the concurrent sale of the Company’s common shares of Gastar Power Pty Ltd. (“Gastar Power”), a wholly owned subsidiary holding the Company’s 35% working interest in the Wilga Park Power Station (collectively, the “Australian Assets”), to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (collectively, “Santos”). The sale was made pursuant to a definitive agreement dated July 2, 2009 (the “Sale Agreement”) by and among GENSW, Gastar USA and Santos.

The Australian Assets included the Company’s 35% working interest in PEL 238, a coal bed methane exploratory property covering approximately 2.2 million gross (761,400 net) acres, located in the Gunnedah Basin of New South Wales, as well as 1.9 million gross (664,000 net) acres in PEL 433 and approximately 1.9 million gross (669,000 net) acres in PEL 434. In February 2009, the Company, through Gastar Power, acquired the 35% working interest in the Wilga Park Power Station.

The Australian Assets were sold for an aggregate purchase price of $232.6 million (AU$300.0 million), before transaction costs of $1.9 million and estimated Australian taxes of $65.8 million (AU$80.0 million), resulting in a gain on the sale of assets of $127.6 million. To date, Gastar has received approximately $231.0 million (AU$298.0 million), excluding taxes and transaction expenses, and is scheduled to receive the balance upon receipt of certain government approvals. In the event such governmental approvals are not obtained by April 3, 2010, Santos will retain the remaining approximate $1.6 million (AU$2.0 million) and will take all necessary actions to transfer the participating interests, excluding PEL 238, PEL 433, and PEL 434, back to GENSW. The Company may be paid, assuming current quarter-end foreign exchange rates, an additional approximate $17.5 million (AU$20.0 million) before Australian taxes in early 2010 if certain gross reserve certification targets for the PEL 238 coalbed methane project are achieved by Santos and the operator of the properties. The Sale Agreement also acknowledged the Company’s retention of its right to future cash payments of up to $10.0 million pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238. Neither the gross reserve certification target receivable nor the production threshold receivable were accrued as of September 30, 2009, as the probability of earning the receivables was not determinable. The Company follows the full cost method of accounting, which typically does not allow for gain on sale recognition involving less than 25% of the reserves in a given cost center. All of the Company’s properties in Australia were sold to Santos; therefore, gain recognition on the sale of unproven property was deemed the proper accounting treatment.

On August 25, 2009, in anticipation of the future payment of a portion of the Company’s estimated Australian tax liability related to the sale of the Australian Assets, the Company purchased and pledged to the Australian Tax Office an Australian dollar denominated term deposit of AU$60.0 million ($52.4 million). The term deposit matures on June 1, 2010 and has an annual yield of 4.19% payable monthly.

The Company used the proceeds from the sale of the Australian Assets to (i) repay the $13.0 million outstanding on its secured Revolving Credit Facility, (ii) repay in full its Term Loan, (iii) repurchase all of its outstanding $100.0 million 12 3/4% senior secured notes due December 31, 2012 (the “12 3/4% Senior Secured Notes”) at a price of 106.375% of par, plus accrued and unpaid interest and (iv) repay, at par, $10.3 million of its Convertible Subordinated Debentures, and (v) repay the remaining $300,000 of Subordinated Unsecured Notes Payable (each as defined below).

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

4. Long-Term Debt

The following shows the Company’s long-term debt at maturity as of the dates indicated:

	September 30, 2009	December 31, 2008
	(in thousands)

Revolving credit facility	$—	$18,875
Term loan	—	—
12 3/4% senior secured notes	—	100,000
Convertible subordinated debentures	19,695	30,000
Subordinated unsecured notes payable	—	3,250

Total long-term debt at maturity	19,695	152,125

LESS:
Current portion of long-term debt	19,695	151,684
Debt discount costs to be accreted	—	441

Total net carrying value of long-term debt	$—	$—

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the sale of 12 3/4% Senior Secured Notes (described below), Gastar USA entered into a secured revolving credit facility (the “Revolving Credit Facility”) that provided for a first priority lien borrowing base. The Revolving Credit Facility is guaranteed by the Company as the Parent (the “Parent”) and all of its current domestic subsidiaries and all of its future domestic subsidiaries that may be formed during the term of the Revolving Credit Facility. The related guarantees under the Revolving Credit Facility are secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender. On July 13, 2009, the Company used a portion of the net proceeds from the sale of the Australian Assets to repay the $13.0 then outstanding on the Revolving Credit Facility.

On October 28, 2009, Gastar USA, together with the parties to the Revolving Credit Facility, amended and restated in its entirety the Revolving Credit Facility. As amended and restated, the Revolving Credit Facility provides an initial borrowing base of $47.5 million, with borrowings bearing interest, at Gastar USA’s election, at a prime rate or LIBOR rate plus an applicable margin. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBOR rate, depending on the utilization percentage in relation to the borrowing base. As amended and restated, the Revolving Credit Facility has a scheduled maturity date of January 2, 2013. See Note 17, “Subsequent Events – Amendment and Restatement of Credit Facility” for additional information.

Credit support for the Company’s open derivatives at September 30, 2009 is provided through intercreditor agreements or by a $100,000 letter of credit. As of September 30, 2009 and as of the filing date of this Form 10-Q, no other borrowings are outstanding under the Revolving Credit Facility, as amended and restated, and the remaining borrowing base, or $47.4 million, is available to the Company.

As of September 30, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility.

Term Loan

On February 17, 2009, Gastar USA entered into a $25.0 million term loan (as amended by the Waiver under Credit Agreement dated March 13, 2009, the “Term Loan”) and drew $25.0 million to fund current and future capital commitments and operating costs. The initial rate on the Term Loan was fixed at 20.0% per annum and was to mature on February 15, 2012. The Term Loan contained various customary covenants, including restrictions on liens, restrictions on incurring other indebtedness without the lender’s consent, restrictions on dividends and other restricted payments, and maintenance of various financial ratios consistent with the Revolving Credit Facility.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Amounts outstanding under the Term Loan were allowed to be prepaid prior to maturity, with a prepayment premium of 10% if repaid prior to December 31, 2009, and a prepayment premium of 5% if repaid between January 1, 2010 and December 31, 2010. Upon a Change of Control (as defined in the Term Loan), all amounts outstanding under the Term Loan would be immediately due and payable. Amounts outstanding under the Term Loan were secured by a first priority lien on Gastar USA’s and certain of the Parent’s subsidiaries’ primary natural gas and oil assets and certain other properties.

On July 13, 2009, the Company used approximately $27.5 million of the net proceeds from the sale of the Australian Assets, described above, to repay in full and thereby terminate its Term Loan. Pursuant to the terms and conditions of the Term Loan, the Company was required to pay a prepayment premium of 10% of the amount outstanding under the Term Loan, or $2.5 million, for repayment prior to December 31, 2009.

12 3/4% Senior Secured Notes

On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes due December 31, 2012 (the “12 3/4% Senior Secured Notes”) at an issue price of 99.50% pursuant to an indenture, dated as of November 29, 2007 (the “Base Indenture”), by and among the Parent, Gastar USA, Wells Fargo Bank, National Association, as Trustee and Collateral Agent (the “Trustee”) and certain subsidiaries of the Parent. The 12 3/4% Senior Secured Notes were fully and unconditionally guaranteed (the “Guarantees”) jointly and severally by Gastar USA, the Parent, and all of the Parent’s existing and future material domestic subsidiaries. The 12 3/4% Senior Secured Notes and the Guarantees were secured by a second lien on Gastar USA’s principal domestic natural gas and oil properties and other assets that also secured the Revolving Credit Facility and Term Loan, subject to certain exceptions. The 12 3/4% Senior Secured Notes were to mature on December 1, 2012. On February 16, 2009, the parties to the Indenture entered into a supplemental indenture with the Trustee to amend and modify the Indenture (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”) to enable Gastar USA to enter into the Term Loan.

Asset Sale Offer and Repayment of the 12 3/4% Senior Secured Notes. On July 13, 2009, Gastar USA initiated an offer (the “Asset Sale Offer”) to purchase any and all of its outstanding 12 3/4% Senior Secured Notes from the holders upon the terms and subject to the conditions set forth in the Asset Sale Offer Statement, dated July 13, 2009 (the “Asset Sale Offer Statement”). The Asset Sale Offer Statement was made in accordance with the terms of the Indenture.

The purpose of the Asset Sale Offer was to comply with the provisions of Section 2.4 of the Supplemental Indenture and Section 3.09 of the Base Indenture, whereby if the Company had uninvested Major Asset Sale Excess Proceeds (as defined therein) following the receipt of net proceeds from a sale of assets, the Company was required to offer to purchase the maximum principal amount of 12 3/4% Senior Secured Notes that could be purchased with such Major Asset Sale Excess Proceeds.

On August 6, 2009, the note holder’s tendered to the Company all of the outstanding $100.0 million principal amount of the 12 3/4% Senior Secured Notes at 106.375% of par, plus accrued and unpaid interest. On August 7, 2009, the Company used a portion of the net proceeds from the sale of the Australian Assets to retire in full the 12 3/4% Senior Secured Notes and to discharge all of its obligations under the Indenture by directly tendering payment of $108.7 million, including accrued interest, to the note holders and requesting the cancellation of the 12 3/4% Senior Secured Notes by the Trustee.

Convertible Subordinated Debentures

In November 2004, the Company issued $30.0 million aggregate principal amount of convertible senior unsecured subordinated debentures (the “Convertible Subordinated Debentures”). The Convertible Subordinated Debentures have a term of five years, are due November 20, 2009 and bear interest at 9.75% per annum, payable quarterly. As of September 30, 2009, a total of $10.3 million of Convertible Subordinated Debentures had been tendered, at par, to the Company for early retirement. The remaining $19.7 million of Convertible Subordinated Debentures are convertible by the holders into 899,315 common shares at a conversion price of $21.90 per share and are redeemable, at the option of the Company, upon notice that the average price of the Company’s common shares for 20 consecutive trading days is at least 130% of the conversion price.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Subordinated Unsecured Notes Payable

The Company’s $3.25 million Subordinated Unsecured Notes Payable began maturing in April 2009. As of September 30, 2009, the Company had repaid all outstanding amounts under the Subordinated Unsecured Notes Payable.

5. Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, marketable securities, term deposits, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Revolving Credit Facility approximates respective carrying value because the interest rate approximates current market rate.

The following table presents the carrying amounts and estimated fair values of the Company’s fixed interest rate debt instruments and warrant as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

12 3/4% Senior secured notes	$—	$—	$100,000	$79,867
Convertible subordinated debentures - 9.75%	19,695	19,695	30,000	27,884
Subordinated unsecured notes payable - 10.0%	—	—	3,250	3,144
Warrant	495	495	5,388	5,388

Total	$20,190	$20,190	$138,638	$116,283

The fair value statement, as amended, establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Commodity Hedging Contracts” for more details.

6. Equity Compensation Plans

Share-Based Compensation Plans

At the annual meeting of shareholders held June 4, 2009 (the “Annual Meeting”), the Company’s shareholders approved amendments to the Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (the “2006 Plan”) that, effective as of April 1, 2009, merged the Gastar Exploration Ltd. 2002 Stock Option Plan (the “2002 Stock Option Plan”) with and into the 2006 Plan so that all outstanding equity awards and all future equity awards to be made to employees, officers and directors will be under one plan – the 2006 Plan. The merging of the 2002 Stock Option Plan with and into the 2006 Plan, resulted in the cessation of the existence of the 2002 Stock Option Plan and the transfer of all common shares previously reserved and available for issuance under the 2002 Stock Option Plan, including any common shares subject to outstanding stock option awards previously granted under the 2002 Stock Option Plan prior to the effective date of the amendments, to the common share reserve under the 2006 Plan.

Additionally, the amendments to the 2006 Plan (a) provide that the Remuneration Committee, in its discretion, may provide in an award agreement that an individual who is granted an award under the 2006 Plan (a “participant”) may elect to have common shares withheld from (or “netted against”) the total number of common shares otherwise issuable to such participant pursuant to his award in order to pay the exercise or purchase price of such award and/or to satisfy all employer tax withholding obligations with respect to the participant’s award under the 2006 Plan, (b) clarify that common shares issuable under the 2006 Plan and forfeited back to the 2006 Plan will

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

be deemed not to have been issued under the 2006 Plan and will again be available for the grant of an award under the 2006 Plan, (c) provide that common shares withheld from (or “netted against”) an award granted under the 2006 Plan for payment of (1) the exercise or purchase price of an award and (2) all applicable employer tax withholding obligations associated with an award will be deemed not to have been issued under the 2006 Plan and will again be available for the grant of an award under the 2006 Plan, (d) provide that the maximum number of common shares that may be subject to stock options, bonus stock awards, and stock appreciation rights granted to any one individual during any calendar year may not exceed 200,000 common shares (subject to adjustment pursuant to Section 11(a) of the 2006 Plan), and (e) provide that the definition of “performance criteria” in the 2006 Plan include a criteria relating to the growth of proved natural gas and oil reserves of the Company.

The 2006 Plan initially was adopted by the Board of Directors and approved by the shareholders at the annual meeting of shareholders held on June 1, 2006. Prior to the amendments, the 2006 Plan authorized the Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award consistent with the 2006 Plan’s purpose to directors, officers and employees of the Company and its subsidiaries covering a maximum of 1.0 million shares of common stock of the Company. The Company also maintained the Gastar Exploration Ltd. 2002 Stock Option Plan, which provided for the grant of only stock options to directors, officers, employees and consultants of the Company and its subsidiaries to purchase a maximum of 5.0 million common shares.

At September 30, 2009, 1,707,207 common shares were available for future stock-based compensation grants under the 2006 Plan.

Determining Fair Value of Stock Options

In determining fair value for stock option grants, the Company utilized the following assumptions:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. The table below summarizes the number of stock options granted and the assumptions for the stock options granted for the period indicated:

For the Nine Months Ended September 30, 2009

Stock options granted during the reporting period	266,300
Expected life (in years)	6.25
Expected volatility	59.3% - 60.2%
Risk-free interest rate	1.97% - 2.81%

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the period indicated:

For the Nine Months Ended September 30, 2009
(in thousands, except per share data)

Weighted average grant date fair value of outstanding stock options	$5.33
Intrinsic value of stock options exercised (1)	$—
Fair value of stock option shares vested during reporting period	$1,334

(1)	There were no stock options exercised during the reporting period. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised.

Stock Option Activity

The following table summarizes certain information about stock options under the Company’s 2006 Plan as of and for the nine months ended September 30, 2009.:

	Number of Shares Under Stock Options	Weighted Average Exercise Price

Stock options outstanding as of December 31, 2008	1,929,750	$13.80

Stock options granted	266,300	$1.52
Stock options exercised	—	$—
Stock options cancelled/expired	(903,750)	$15.76

Stock options outstanding as of September 30, 2009	1,292,300	$11.95

Stock options exercisable as of September 30, 2009	910,750	$14.04

Fair value calculations are as of the date of grant. The table below summarizes certain information about the stock options as of and during the nine months ended September 30, 2009:

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at December 31, 2008	359,833	$6.70
Unvested stock options at September 30, 2009	381,550	$3.35
Stock options granted during the nine months ended September 30, 2009	266,300	$1.52
Stock options vested during the nine months ended September 30, 2009	205,500	$6.49
Stock options canceled during the nine months ended September 30, 2009	903,750	$15.76

As of September 30, 2009, the aggregate intrinsic value for outstanding stock options was $564,000. The remaining weighted average contractual life of outstanding stock options was 6.8 years. As of September 30, 2009, the fair value of exercisable stock options was $5.6 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of September 30, 2009:

	Number of Shares Under Stock Options		Exercise Prices
Expiration Date	Outstanding	Exercisable

April 4, 2010 (1)	4,200	4,200	$19.80
June 24, 2010 (1)	65,000	65,000	$16.12
June 28, 2010 (1)	10,000	10,000	$15.66
September 7, 2010 (1)	30,000	30,000	$14.97
September 20, 2010 (1)	8,000	8,000	$18.42
January 16, 2016 (1)	54,000	40,500	$23.07
April 5, 2016 (1)	162,600	121,950	$22.11
July 14, 2016	561,000	561,000	$11.60
March 30, 2017	40,000	20,000	$10.85
July 3, 2017	60,000	30,000	$11.00
July 7, 2017	40,000	20,000	$10.95
August 30, 2017	200	100	$8.35
March 19, 2019	208,300	—	$2.60
July 8, 2019	49,000	—	$2.75

	1,292,300	910,750

(1)	These stock option grants have strike prices denominated in Canadian dollars. The strike prices have been converted to US$ by multiplying the Canadian dollar strike price by the U.S. exchange rate at September 30, 2009.

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants during the nine months ended September 30, 2009:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value

Restricted common shares granted and subject to vesting as of December 31, 2008	506,780	$10.10
Restricted common shares granted	956,034	$5.92
Restricted common shares vested	(271,780)	$11.00
Restricted common shares forfeited	(97,921)	$11.00
Restricted common shares canceled	(53,789)	$8.24

Restricted common shares granted and subject to vesting as of September 30, 2009	1,039,324	$6.02

The following table summarizes the range of expiration dates and grant date prices for restricted common shares outstanding and unvested as of September 30, 2009:

Expiration Date	Restricted Common Shares Outstanding	Grant Date Fair Value

March 19, 2011	5,000	$2.60
July 3, 2011	123,633	$11.00
January 16, 2012	2,000	$5.45
May 16, 2012	268,541	$9.55
August 18, 2012	9,000	$8.75
March 19, 2013	96,650	$2.60
July 8, 2013	14,500	$2.75
September 4, 2013	520,000	$3.72

Total	1,039,324

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

As of September 30, 2009, the remaining weighted average contractual life of unvested restricted common shares was 3.3 years. The following table shows the total value and weighted average fair value per share of restricted common shares outstanding as of the date indicated:

As of September 30, 2009
(in thousands, except per share data)

Total value of restricted common shares granted and subject to vesting (1)	$5,010
Weighted average grant date fair value of restricted common share granted and subject to vesting	$6.02

(1)	Based on the closing price on September 30, 2009 of $4.82 per share.

Stock-Based Compensation Expense

For the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $633,000 and $731,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $2.8 million and $2.4 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2009 includes $801,000 of compensation expense resulting from the March 2009 payment of 2008 management bonuses in restricted common shares in lieu of cash bonuses, which vested immediately upon grant. The Company’s Remuneration Committee elected to pay the 2008 bonuses in restricted common shares instead of cash to preserve the Company’s cash position due to liquidity concerns facing the Company in late 2008 and into 2009. All stock-based compensation costs were expensed and not tax effected, as the Company currently records no income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

As of September 30, 2009, the Company had approximately $4.6 million of total unrecognized compensation cost related to unvested stock options and restricted common shares, which is expected to be amortized over the following periods:

Amount
(in thousands)

From September 30, 2009	$780
2010	2,274
2011	1,060
2012	381
2013	88

Total	$4,583

7. Commodity Hedging Contracts

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas price risk.

Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and elected not to designate any derivative contracts as cash flow hedges. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships will remain in Other Comprehensive Income until the underlying forecasted transactions affect earnings. As a result, for the three and nine months ended September 30, 2009, the Company reported gains of $497,000 and $2.2 million, respectively, that were reclassified into earnings as a result of previously discontinued cash flow hedges. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge loss, while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

The following derivative transactions were outstanding with associated notional volumes and hedge prices for the index specified as of September 30, 2009:

Date	Remaing Period	Derivative Instrument (1)	Notional Daily Volume Average	Total Volume Remaining	Base Fixed Price		Floor (Long)	Short Put	Ceiling (Short)	Index		Production Area Hedged

			(MMBtu)	(MMBtu)

2009 Hedges
01/29/09	Oct-Dec 09	P	11,482	1,056,344			$5.00			NYMEX - HH		All
05/12/09	Oct-Dec 09	CC	5,000	460,000			$4.50	$3.50	$6.00	NYMEX - HH		All
05/12/09	Oct-Dec 09	CC	5,000	460,000			$5.00		$7.00	NYMEX - HH		All
07/30/09	Nov-09	C	5,000	150,000					$6.00	NYMEX - HH		All
10/15/08	Oct-Dec 09	I	5,000	460,000						HSC	(2)	TX
10/15/08	Oct-Dec 09	B	5,000	460,000	-$	0.3825				HSC	(2)	TX
02/12/09	Oct-Dec 09	B	2,000	184,000	-$	0.3750				HSC	(2)	TX
08/31/09	Oct-Dec 09	B	12,500	1,150,000	-$	0.2300				HSC	(2)	TX
11/14/08	Oct-Dec 09	B	1,500	138,000	-$	2.2200				CIG	(3)	WY
11/21/08	Oct-Dec 09	B	1,000	92,000	-$	2.0200				CIG	(3)	WY
02/12/09	Oct-Dec 09	B	850	78,200	-$	1.7500				CIG	(3)	WY

2010 Hedges
05/05/09	Jan-Mar 10	CC	10,000	900,000			$5.00	$3.50	$7.00	NYMEX - HH		All
05/15/09	Apr-Oct 10	CC	2,500	535,000			$5.50	$4.50	$8.50	NYMEX - HH		All
06/17/09	Apr-Oct 10	CC	2,500	535,000			$5.50	$4.50	$8.70	NYMEX - HH		All
06/17/09	Nov 10-Dec 10	CC	2,500	152,500			$7.00	$5.50	$9.15	NYMEX - HH		All
09/28/09	Apr-Dec 10	CC	2,000	550,000			$6.50	$5.00	$7.50	NYMEX - HH		All
09/16/09	Cal 10	S	2,000	730,000		$6.1050				NYMEX - HH		All
05/15/09	Jan-Mar 10	B	7,500	675,000	-$	0.2800				HSC	(2)	TX
05/15/09	Jan-Oct 10	B	2,500	760,000	-$	0.3900				HSC	(2)	TX
08/31/09	Cal 10	B	11,250	4,105,000	-$	0.2300				HSC	(2)	TX
04/07/09	Cal 10	B	1,000	365,000	-$	1.3100				CIG	(3)	WY

2011 Hedges
06/17/09	Jan 11-Mar 11	CC	2,500	225,000			$7.00	$5.50	$9.15	NYMEX - HH		All
09/28/09	Cal 11	CC	2,000	730,000			$6.50	$5.00	$7.50	NYMEX - HH		All
09/16/09	Cal 11	S	2,000	730,000		$6.1050				NYMEX - HH		All
08/31/09	Jan-Jun 11	B	10,167	1,839,000	-$	0.2300				HSC	(2)	TX
04/07/09	Cal 11	B	1,000	365,000	-$	1.2100				CIG	(3)	WY

(1)	CC = Costless collar.
(1)	B = Basis swap.
(1)	I = Index swap; Gas Daily to IFERC Monthly Index.
(1)	P = Put purchased.
(1)	C = Call sold.
(1)	S = Fixed price swap.
(2)	East-Houston-Kay — Houston Ship Channel
(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

As of September 30, 2009, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institution, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at September 30, 2009 is provided under the Revolving Credit Facility through intercreditor agreements or under a $100,000 letter of credit. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

As of September 30, 2009, the Company had fourth quarter 2009 costless collar or call price hedge protection for approximately 11,600 MMBtu per day at a weighted average NYMEX MMBtu put price of $4.06 and a call price of $5.89. In addition to the hedged volumes for the fourth quarter of 2009, the Company owns a $5.00 put option for approximately 11,500 MMBtu per day that assures the Company protection in price environments below the $5.00 level without limiting any upside price participation opportunity. The Company has approximately 2.7 Bcf of 2010 production hedged at a weighted average NYMEX MMBtu put price of $5.62 and a call price of $7.87 and an additional 730,000 MMBtu of production hedged at a fixed NYMEX MMBtu price of $6.10.

The Company adopted certain new disclosures about derivative instruments and hedging activities at the beginning of the first quarter of 2009, and the expanded disclosures required are presented below. The table below provides data about the carrying values of derivatives that are not designated as hedge instruments:

	Asset Derivatives (dollars in thousands)
	September 30, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$1,605
Long-term	Commodity Derivative Contracts	1,341

Total derivatives not designated as hedging instruments		$2,946

	Liability Derivatives
	September 30, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$2,411
Long- term	Commodity Derivative Contracts	2,198
Long-term	Warrant Derivative	495

Total derivatives not designated as hedging instruments		$5,104

	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Three Months Ended September 30, 2009
	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Commodity Contracts	Unrealized Natural Gas Hedges	$(3,290)
Warrant Derivative	Other income (expense)	(495)

		$(3,785)

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Nine Months Ended September 30, 2009
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Commodity Contracts	Unrealized Natural Gas Hedges	$(7,912)
Warrant Derivative	Other income (expense)	(495)

		$(8,407)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

8. Fair Value Measurements

Fair Value Measurements. The Company uses a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

•

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas costless collars, warrants, index, basis and fixed price swaps and put and call options. Although the Company utilizes third party broker quotes to assess the reasonableness of prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these instruments as Level 2.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The determination of the fair values below incorporates various factors, including the impact of the counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. The Company has not elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, but report them gross on its condensed consolidated balance sheets. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$27,618	$—	$—	$27,618
Term deposit	$52,374	$—	$—	$52,374
Commodity derivatives	$—	$—	$2,946	$2,946

Liabilities:
Commodity derivatives	$—	$—	$4,609	$4,609
Warrant derivative	$—	$—	$495	$495

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2009:

Derivatives For the Nine Months Ended September 30, 2009
(in thousands)

Balance as of December 31, 2008	$8,708
Total gains or losses (realized or unrealized):
Included in earnings (1)	(1,218)
Purchases, issuances and settlements	(9,648)

Balance as of September 30, 2009	$(2,158)

(1)	This amount is included in natural gas and oil revenues on the statement of operations.

For the three months ended September 30, 2009 the unrealized loss relating to derivatives still held was $3.8 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

9. Capital Stock

Common Shares

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value. On July 23, 2009, the Company filed an article of amendment to its Articles of Incorporation with the Registrar of Corporations of Alberta, Canada for the purpose of affecting a 1-for-5 Reverse Split. The Company’s shareholders approved the reverse split at the 2008 Annual General and Special Meeting of Shareholders held on June 20, 2008 by a special resolution authorizing a reverse split of the Company’s common shares on the basis of (1) new common share for up to five (5) common shares outstanding or such fewer number of commons shares as the Board of Directors may, in its sole discretion, approve at a later date. The Board of Directors approved the 1-for-5 Reverse Split on June 29, 2009. As of the opening of trading on August 3, 2009, the Company’s common shares began trading on the NYSE Amex under the same symbol of “GST” on a post 1-for-5 Reverse Split basis. No scrip or fractional certificates were issued in connection with the 1-for-5 Reverse Split. Shareholders who otherwise would have been entitled to receive fractional shares because they held a number of common shares not evenly divisible by five received a number of shares after rounding up to the next common share. All common share and per share amounts reported in this Form 10-Q have been reported on a post 1-for-5 Reverse Split basis.

Effective July 6, 2009, the Company elected to voluntarily de-list its shares from trading on the Toronto Stock Exchange (“TSX”) following the completion of the sale of the Australian Assets. The Company decided to delist from the TSX because trading on two exchanges had become unduly costly and burdensome without providing any significant additional liquidity for our shareholders.

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

During the nine months ended September 30, 2009, pursuant to the Company’s 2006 Plan, 956,034 restricted common shares were granted to employees and directors (see Note 6, “Equity Compensation Plans”).

Shares Reserved

As of September 30, 2009, the Company has reserved 5,230,939 common shares to be issued pursuant to the exercise of stock options (1,292,300 common shares), the issuance of granted but unvested restricted common shares (1,039,324 common shares), the exercise of a warrant (2,000,000 common shares) and the conversion of the Convertible Subordinated Debentures (899,315 common shares).

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

10. Warrant

The following table summarizes warrant information to purchase common shares as of September 30, 2009:

	Number of Warrants	Fair Value of Warrant (in thousands)	Weighted Warrant Price per Share Range	Weighted Average Remaining Life in Years	Average Exercise Price

Warrant issued in connection with litigation settlement	2,000,000	$(495)	(1)	2.4	$(1)

(1)	The warrant is exercisable for $13.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present oil and gas interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrant will be exercisable for a six-month period commencing on that date at $15.00 per share. The Company is not obligated to sell any of its East Texas properties. Fair value is based on the Black-Scholes-Merton model for option pricing.

11. Interest and Early Debt Extinguishment Expense

The following tables summarize the components of interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Interest expense:
Cash and accrued	$2,143	$3,967	$12,416	$11,965
Amortization of deferred financing costs and debt discount	227	513	1,635	1,461
Capitalized interest	(1,339)	(3,567)	(10,721)	(8,528)

Total interest expense	$1,031	$913	$3,330	$4,898

Early extinguishment of debt:
Call premium	$8,875	$—	$8,875	$—
Unamortized deferred financing costs and debt discount	7,027	—	7,027	—

Total debt extinguishment expense	$15,902	$—	$15,902	$—

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

On November 11, 2006 and May 23, 2007, Chesapeake acquired an additional 1,000,000 common shares and 351,439 common shares, respectively, in private placement transactions. As of September 30, 2009, Chesapeake owned 6,781,767 common shares, or 13.6% of the Company’s outstanding common shares. See Note 14, “Commitments and Contingencies”, for information regarding a lawsuit involving Chesapeake.

All related balances are the result of well operations activity governed by an existing standard form joint operating agreement. All balances are typically due and payable within 30 days.

13. Earnings or Loss per Share

Basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. Diluted common shares, which would be anti-dilutive, are not included in the computation of diluted loss per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Basic and diluted loss and shares outstanding:
Net income	$112,290	$3,006	$39,710	$4,639
Weighted average common shares outstanding
Basic	48,990,509	41,419,714	45,126,907	41,419,714
Diluted	49,107,492	41,419,714	45,243,890	41,419,714
Basic and diluted income per common share:
Basic	$2.29	$0.07	$0.88	$0.11
Diluted	$2.29	$0.07	$0.88	$0.11

Common shares excluded from denominator as anti-dilutive:
Stock options (1)	1,175,317	1,929,750	1,175,317	1,929,750
Unvested restricted common shares (2)	1,039,324	568,269	1,039,324	568,269
Warrants (3)	2,000,000	2,046,504	2,000,000	2,046,504
Convertible subordinated debentures (1)	899,315	1,369,863	899,315	1,369,863

Total	5,113,956	5,914,386	5,113,956	5,914,386

(1)	Common shares that have been excluded in the calculation of diluted shares for the 2009 and 2008 periods had a strike price greater than the market price as of September 30, 2009 and 2008 or the market price on the reporting date did not exceed the strike price by a sufficient amount to repurchase all of the “in-the- money” stock options under the “treasury method”.
(2)	Unvested common shares are included in the total outstanding number of common shares but are excluded from the calculation of weighted average common shares when calculating income per share.
(3)	Underlying common shares are excluded, as events required for exercise are conditional or strike price was greater than the market price as of September 30, 2009 and 2008.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

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

Pursuant to a provision in the November 4, 2005 Purchase and Sale and Exploration Development Agreement with Chesapeake, Chesapeake acknowledged the existence of the Navasota lawsuit and claims and further agreed that if Navasota were to prevail on its claims, that Chesapeake would convey the affected interests it purchased from the Company to Navasota upon receipt of the purchase price and/or other consideration paid by Navasota. Therefore, the Company believes that if Navasota seeks to exercise rights of specific performance, its doing so should impact only Chesapeake’s assigned leasehold interests. However, in December 2008, Chesapeake stated to the Company that if the Texas Supreme Court were not to reverse the decision of the Tenth Court of Appeals, Chesapeake would seek rescission of the 2005 transaction and restitution of consideration paid. Chesapeake may assert such rescission and restitution as to the November 4, 2005 Purchase and Sale and Exploration Development Agreement; a November 4, 2005 Exploration and Development Agreement; and a November 4, 2005 Common Share Purchase Agreement. In its December 2008 communication, Chesapeake did not identify particular sums as to which it may seek restitution, but amounts paid to the Company in connection with the 2005 transaction could be asserted to include the $76.0 million paid by Chesapeake for the purchase of 5.4 million common shares as part of the transaction in 2005 and/or other amounts. Chesapeake recently amended its Answer to include cross-claims and counterclaims, including a claim for rescission.

On or about June 9, 2009, Navasota filed and served its Fourth Amended Petition, essentially re-pleading its previously-asserted claims against the Company and Chesapeake. Navasota has also requested information relative to exercising its preferential right to purchase the affected interests. In addition, while the Navasota litigation is pending, it is possible that expenditures incurred, or authorizations for proposed expenditures, for drilling activities on leases which include the disputed interest may remain unpaid or not be authorized by the non-operators asserting competing ownership rights, which could require the Company to either fund a disproportionate amount of drilling costs at its own risk or postpone its drilling program on affected leases. The Company intends to vigorously defend all claims asserted in the suit.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

conspiracy, and negligent misrepresentation, and asserts certain additional causes of action only against GeoStar, a GeoStar affiliate, and David and Spencer Plummer. The Company has not been served and has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

Fridkin-Kaufman Ltd. v. Gastar Exploration Texas L.P. f/k/a First Source Gas L.P., Gastar Exploration Ltd., First Texas Gas, L.P., First Source Texas, Inc., Gastar Exploration Texas, Inc. f/k/a First Texas Development, Inc., and Navasota Resources, Ltd. f/k/a Navasota Resources, Inc.; in the District Court of Harris County, Texas, 281st Judicial District (Case No. 2008-74765). This lawsuit was filed on December 19, 2008, alleging that the defendants failed to properly pay royalty on production from the Fridkin-Kaufman #1 well in Leon County, Texas during the period September 2004 to present. Plaintiff seeks damages of approximately $463,000, plus interest and attorney’s fees. The Company answered denying all claims. This matter was settled at mediation on terms favorable to the Company.

In re ClassicStar Mare Lease Litigation and Gregory R. Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, Susan Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, and Gekko Holdings, LLC, d/b/a Gekko Breeding and Racing v. ClassicStar LLC, ClassicStar Farms, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, GeoStar Corporation, S. David Plummer, Spencer D. Plummer III, Tony Ferguson, Thomas Robinson, John Parrot, Karren Hendrix, Stagg Allen & Company, P.C. f/k/a Karren Hendrix & Associates, P.C., Terry L. Green, ClassicStar Farms, Inc., Gastar Exploration, Ltd. and Does 1-1,000; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:07-cv-347-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of the several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, common law fraud, negligent misrepresentation, constructive trust, unjust enrichment, and negligence. The plaintiffs also assert additional causes of action only against the ClassicStar defendants, David and Spencer Plummer, Karren Hendrix, Terry Green, Strategic Opportunity Solutions, and Does 1-1,000. On June 5, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and West Hill Farms, LLC, et al. v. ClassicStar LLC, ClassicStar Farms, LLC, ClassicStar 2004, LLC, National Equine Lending Co., LLC, New NEL, LLC, GeoStar Corp., GeoStar Equine Energy, Inc., Tony Ferguson, David Plummer, ClassicStar Thoroughbreds, LLC, Spencer Plummer, Karren Hendrix Stagg Allen & Co., Thom Robinson, John Parrot, First Equine Energy Partners, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, ClassicStar 2005 Powerfoal Stables, LLC, ClassicStar Farms, Inc., GeoStar Financial Services Corp., Gastar Exploration, Ltd., and John Does 1-3; In the United States District Court for the Eastern District of Kentucky (Cause No. 06-243-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against the majority of the defendants, including the Company. These causes of action include violations of the RICO Act, common law fraud, negligent misrepresentation, theft by deception, unjust enrichment, conspiracy, aiding and abetting, and fraudulent transfer. The plaintiffs also assert additional causes of action against certain defendants other than the Company for breach of contract, state and federal securities fraud, anticipatory breach, and conversion. On March 19, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. The Company intends to vigorously defend the suit.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

David Plummer, Spencer D. Plummer III, Tony Ferguson, Terry L. Green, and Gastar Exploration, Ltd.; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:08-cv-79-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 6, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, breach of contract, common law fraud, misrepresentation, constructive trust, unjust enrichment, accounting, and conversion. The plaintiffs also assert additional causes of action only against Karren Hendrix, Handler, Thayer, & Duggan, LLC, and Thomas J. Handler. On May 22, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and John Goyak, Dana Goyak, John Goyak & Associates, Inc., and Jupiter Ranches, LLC, v. ClassicStar Racing Stable, LLC, ClassicStar 2003 Racing Partnership, LLC, GeoStar Financial Services Corporation, GeoStar Corporation, Private Consulting Group, Inc., S. David Plummer, Spencer Plummer, Thomas Bissmeyer, Thomas Williams, Gary Thornhill, Robert Holt, Elizabeth Holt, David Lieberman, Tony Ferguson, John Parrott, Thom Robinson, Strategic Opportunity Solutions d/b/a Buffalo Ranch, and First Source Wyoming; In the United States District Court for the Eastern District of Kentucky (Cause No. 08-cv-0053, Master File No. 5:07-cv-353-JMH). On July 15, 2009, the Court granted the plaintiffs leave to amend their pleadings in order to add the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action including violations of the RICO Act, common law fraud, breach of contract, unjust enrichment, common law conspiracy, constructive trust, and fraud. The plaintiffs also assert additional causes of action against certain defendants other than the Company. On September 3, 2009, the Company filed a motion to dismiss the trustee’s suit for failure to state a claim and for want of personal and subject matter jurisdiction. Briefing on the motion is not yet complete. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and James D. Lyon, Chapter 7 Trustee of ClassicStar LLC v. Tony P. Ferguson, S. David Plummer, Spencer D. Plummer III, Shane D. Plummer, Jennifer Stahle, Boyce J. Sanderson, Thomas E. Robinson, John W. Parrott, Frederick J. Lambert, ClassicStar Farms, Inc., Tartan Business L.C., Dinosaur Enterprises, L.L.C., Cadillac Farms, Inc., ClassicStar Farms LLC, Geostar Corporation, First Source Texas, Inc., First Source Bossier, L.L.C., First Texas Gas, LP, CBM Resources Pty, Ltd., Associated Geophysical Services, Inc., Conquest Group Operating Company, West Virginia Development, Inc., West Virginia Gas Corporation, Squaw Creek Development, Inc., Arkoma Basin Development, Inc., Royalty Acquisition Company, BNG Producing & Drilling, Geostar Financial Corporation, Geostar Financial Services Corporation, Geostar Leasing Corporation, Conquest Exploration, Inc., First Source Wyoming, Inc., Squaw Creek, Inc., Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, National Equine Lending Co., L.C., New NEL, LLC, First Equine Energy Partners LLC, Geostar Equine Energy, Inc., Private Consulting Group, Inc., Gastar Exploration, Ltd., Gastar Exploration USA, Inc. f/k/a First Sourcenergy Wyoming, Inc., Gastar Exploration Victoria, Inc. f/k/a First Sourcenergy Victoria, Inc., Gastar Exploration Texas, Inc. f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC f/k/a Bossier Basin, LLC, Gastar Exploration Texas, LP f/k/a First Source Gas, LP, Gastar Exploration New South Wales, Inc. f/k/a First Sourcenergy Group, Inc., Gastar Exploration Power Pty, Ltd., Eastern Star Gas, Limited, Brookstone Development, Ltd., Debora D. Plummer, Viking Real Estate, L.C., Crown Jewels Limited Partnership, Woodford Thoroughbreds LLC and Does 1-100, including, but not limited to, various subsidiaries and affiliates of Geostar Corporation and various subsidiaries and affiliates of Gastar Exploration, Ltd. and various entities affiliated or associated with S. David Plummer and/or Debora D. Plummer; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:09-cv-215-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed June 16, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding. The suit, brought by the Chapter 7 liquidation bankruptcy trustee for ClassicStar, names more than 50 defendants, including the Company and seven of its subsidiaries. The trustee alleges that cash from investors in ClassicStar’s mare leasing programs was systematically diverted from ClassicStar over a six year period by various defendants, among them the former officers, directors, managers, and members of ClassicStar, with the assistance and

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

participation of various other defendants including ClassicStar affiliates; entities controlled by ClassicStar’s former officers and affiliates; GeoStar; current or former officers or shareholders of GeoStar; and GeoStar’s subsidiaries, former subsidiaries, or formerly controlled companies, including the Company and its subsidiaries. The defendants include officers and former officers of GeoStar who also served as officers or directors of the Company and its subsidiaries, or who were Company shareholders. No current officer or director of the Company has been named as a defendant. The trustee alleges that the Company and its subsidiaries were beneficiaries of an unspecified amount of the allegedly diverted ClassicStar funds while allegedly under the control of GeoStar and its officers. The trustee further alleges that the Company and its subsidiaries, along with other defendants, aided and abetted breaches of fiduciary duties owed to ClassicStar by some of the defendants. The Company defendants, along with other defendants, are also alleged to have participated in, or were the beneficiaries of, or aided or abetted in, intentional or constructive fraudulent transfers of ClassicStar funds. The complaint also makes claims for an accounting and conversion of all funds diverted from ClassicStar by any of the defendants and makes certain additional state law claims, including claims under Utah’s UPUA law (similar to RICO), breach of contract, unjust enrichment, civil conspiracy, and alter ego. The trustee alleges that as a result of the acts complained of (including the alleged transfer of at least $330.0 million in cash from ClassicStar to various defendants), at least $1 billion in claims have been made against the ClassicStar estate. The trustee seeks damages in excess of $1.0 billion in compensatory damages, $330.0 million in punitive damages, costs, attorney’s fees, and interest. The lawsuit is consolidated for pretrial purposes in federal court in Kentucky as part of the previously disclosed multi-district litigation proceeding involving multiple actions filed by purported investors in the ClassicStar mare leasing programs, some of which name the Company as one of several defendants. On August 19, 2009, the Company and its seven subsidiary defendants filed a motion to dismiss the trustee’s suit for failure to state a claim and for want of personal and subject matter jurisdiction. Briefing on the motion is not yet complete. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and Stanwyck Glen Farms, LLC, Thomas E. Morello, and Denise G. Morello v. Wilmington Trust of Pennsylvania, Wilmington Trust FSB, Wilmington Trust Corp., Private Consulting Group, Inc., David S. Forman, National Equine Lending Company, LLC, GeoStar Corporation, Gastar Exploration Ltd., GeoStar Financial Services Corporation, S. David Plummer, Spencer Plummer, Tony Ferguson, and ClassicStar LLC; in the United States District Court of the Eastern District of Kentucky (Cause No. 5:09-cv-015-JMH, Master File No. 5:07-cv-353-JMH). In August 2009, the plaintiffs in this case attempted to amend their pleadings in order to add the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action including violations of the federal and New Jersey RICO Acts, common law fraud, unjust enrichment, common law conspiracy, constructive trust, accounting for shares, breach of contract, and fraud. The plaintiffs also assert additional causes of action against certain defendants other than the Company. The court has not granted the plaintiffs leave to amend their complaint, and as such, the complaint against the Company has not yet been filed or served, and the Company has not answered or otherwise responded. If the suit against the Company is filed, the Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and Premiere Thoroughbreds, LLC, Greg Minor, and Stephanie Minor v. ClassicStar LLC, ClassicStar Farms Inc., New NEL LLC, ClassicStar Thoroughbreds LLC, Karren Hendrix Stagg Allen & Co., Terry L. Green, ClassicStar 2004, ClassicStar 2005 Powerfoal Stables LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, GeoStar Corporation, First Equine Energy Partners LLC, GeoStar Equine Energy Inc., S. David Plummer, Tony P. Ferguson, John W. Parrott, Thomas E. Robinson, Spencer D. Plummer III, GeoStar Financial Services Corp., Gastar Exploration Ltd., and John Does; in the United States District Court of the Eastern District of Kentucky (Cause No. 5:07-cv-348-JMH, Master File No. 5:07-cv-353-JMH). In September 2009, the plaintiffs in this case attempted to amend their pleadings in order to add the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants and then were induced to exchange their interest in that program into units in an entity known as First Equine Energy Partners (FEEP). The FEEP units were allegedly exchangeable into shares of the Company’s stock owned by GeoStar Corporation and subject to a put option provided by GeoStar Corporation. The plaintiffs assert several causes of action including violations of the federal and Florida RICO Acts, common law fraud, unjust enrichment, common law conspiracy, accounting, and negligent misrepresentation. The plaintiffs also allege securities fraud under federal and Florida law and failure to register with respect to the sale of FEEP units. The plaintiffs also assert additional causes of action against certain defendants other than the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

Company. The court has not granted the plaintiffs leave to amend their complaint, and as such, the complaint against the Company has not yet been filed or served, and the Company has not answered or otherwise responded. If the suit against the Company is filed, the Company intends to vigorously defend the suit.

Gastar Exploration Texas L.P. vs. J. Ken Welch d/b/a W-S-M Oil Company, et al; Cause No. 0-09-117 in the 87th Judicial District Court of Leon County, Texas. This lawsuit, filed on March 12, 2009, is a suit for trespass to try title and, in the alternative, to quiet title, to an undivided mineral interest under several Company oil and gas leases covering approximately 4,273.7 gross acres (the “Leases”). In this suit, the Company contends that certain oil and gas leases claimed by the Defendants have expired according to their terms and that the Defendant’s failure to release those leases constitutes a trespass upon and cloud on the Leases. The Defendants have responded with a General Denial and produced a portion of the documents the Company sought in its Request for Production of Documents. They also have served their own requests for admissions and production of documents, to which the Company has responded. The Company will continue to vigorously pursue this claim.

Midway Land & Development Inc. v. EnCana Oil & Gas (USA), Inc. v. Navasota Resources, LTD, LLP, Alta Mesa Resources LP f/k/a Navasota Resources, Inc., and Navasota Resources LTD., LLP and Gastar Exploration Texas LP and Gastar Exploration, LTD.; In the District Court of Robertson County, Texas, 82ND Judicial District (Judge Stem), (Cause No. 08-12-18,265-CV). Gastar Exploration Texas LP and Gastar Exploration, LTD were served as a third-party defendant (“Counterclaim Defendant”) by EnCana Oil & Gas (USA), Inc. on September 8, 2009. We understand that the underlying action between Midway Land & Development Inc. and EnCana Oil & Gas (USA), Inc. has been pending since 2008. In the underlying action, Midway seeks to recover from the EnCana Defendants a 2.5% working interest on certain wells located on lands within an area of mutual interest incorporated in a Joint Operating Agreement dated July 7, 2000, between First Source Texas, Inc., as operator, and Navasota Resources, Inc. and Kentex Energy, LLC (Midway’s predecessor in interest). Under the AMI agreement, it is alleged that each of the parties has the right to acquire an interest in any lease or a mineral interest acquired by any of the other parties on land situated within the AMI (for consideration set forth in the JOA). The Gastar Defendants, among others, own or claim interest in lands that Midway contends are within the AMI. The EnCana Defendants seek declaratory relief from the Court declaring that the AMI provision in the JOA is unenforceable because it does not include a legally sufficient description of the lands with in the AMI. Further, the EnCana Defendants seek to have a stipulation dated September 9, 2003 related to the AMI also declared unenforceable under the Statute of Frauds. It is alleged that the stipulations provides that Kentex (Midway’s predecessor in interest) shall be vested with an undivided five percent after payout working interest in each oil and gas well located on the leases listed on Exhibit A to the Stipulation. As the Gastar Defendants were only served in this matter recently, the Gastar Defendants have not yet made their appearance.

Garnishment writs served by Sioux Breeders, LLC. The garnishor in these matters, Sioux Breeders, LLC, obtained a $1,738,927.80 final judgment against GeoStar Financial Services Corporation (GFSC) on June 2, 2009, in Case No. 07-14823-BC, Sioux Breeders LLC v. GeoStar Financial Services Corporation, in the U.S. District Court for the Eastern District of Michigan. Sioux Breeders subsequently served a writ of garnishment out of that court on the Company, seeking disclosure of and recovery of any obligations owed by the Company to GFSC. No obligations subject to garnishment are identified in the Michigan writ. On July 31, 2009, the Company filed a motion to dismiss the Michigan writ on the grounds that the Company was not subject to personal jurisdiction in the Eastern District of Michigan. That motion, which has been briefed and argued before the court, remains pending at this time. On September 11, 2009, Sioux Breeders filed a second garnishment writ on the judgment, this time in the U.S. District Court for the Southern District of Texas. Like the Michigan writ, the Texas writ does not identify any specific Company obligations subject to garnishment. On October 2, 2009, the Company moved to dissolve the Texas writ on the grounds that it owed no obligations to GFSC that are subject to garnishment under Texas law. That motion has not yet been fully briefed.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) – (Continued)

15. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash paid for interest	$13,659	$8,767

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(6,756)	$(5,896)
Asset retirement obligation included in oil and gas properties	$272	$320
Drilling advances application	$9,345	$2,749
Litigation settlement	$—	$2,476

16. Comprehensive Loss

The Company’s comprehensive loss for the periods indicated was as follows:

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Net income	$39,710	$4,639

Change in:
Commodity hedging activities, current period reclassification to earnings	(2,181)	3,466
Foreign currency translation adjustments	(3,817)	(9)

Comprehensive income	$33,712	$8,096

17. Subsequent Events

Amendment and Restatement of Revolving Credit Facility

On October 28, 2009, the Company as Parent and certain of its subsidiaries as guarantors (the “Guarantors”), the lenders party thereto (the “Lenders”), Amegy Bank National Association, as administrative agent and letter of credit issuer (the “Administrative Agent”), and BMO Capital Markets, as co-lead arranger and joint bookrunner, entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) amending and restating in its entirety the Credit Agreement dated November 29, 2007, as amended (the “original credit agreement”), by and among Gastar USA, the Guarantors and the Administrative Agent. The Revolving Credit Facility provides an initial borrowing base of $47.5 million, with borrowings bearing interest, at Gastar USA’s election, at a prime rate or LIBOR rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBOR rate, depending on the utilization percentage in relation to the borrowing base. The Revolving Credit Facility has a scheduled maturity date of January 2, 2013.

Additionally, the Revolving Credit Facility amends the original credit agreement by, among other things, adding an Interest Coverage Ratio requiring maintenance of a ratio, determined as of the end of each quarter of each fiscal year, commencing with the quarter ending on December 31, 2009, of (a) earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the preceding four quarterly periods (including that ended on the date of determination) to (b) Interest Expense (as defined therein), other than any cost arising from the extinguishment of any indebtedness prior to the maturity of such indebtedness, for the preceding four quarterly periods (including the quarter ended on the date of determination) to be less than 2.50 to 1.00.

The Revolving Credit Facility also amends the original credit agreement by removing the covenant limiting the Company’s general and administrative expenses on a consolidated basis per quarter of each fiscal year and the covenant requiring that the Company keep an amount of cash at least equal to the amount of certain semi-annual interest payments in connection with outstanding borrowings on deposit with the Administrative Agent.

Cautionary Note about Forward-Looking Statements

Certain statements and information included in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the use of forward-looking words, including “may”, “expect”, “anticipate”, “plan”, “project”, “believe”, “estimate”, “intend”, “will”, “should” or other similar words. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Forward-looking statements may include statements that relate to, among other things, our:

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that may cause our actual results, performance or achievements to be materially different from our historical experience and our present expectations or projections, or actual future results expressed or implied by the forward-looking statements. These factors include, but are not limited to, those summarized below:

•	Low and/or declining prices for natural gas and oil;

•	Demand for natural gas and oil;

•	Natural gas and oil price volatility;

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes;

•	Ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Operating hazards inherent to the natural gas and oil business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	Adverse weather conditions;

•	Availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	The number of well locations to be drilled and the time frame in which they will be drilled;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Potential defects in title to our properties;

•	Federal and state regulatory developments and approvals;

•	Losses possible from pending or future litigation;

•	Environmental risks; and

•	Worldwide political and economic conditions.

Other factors that could affect our financial performance or cause our actual results to differ materially from our projected results are described under (i) Part II, Item 1A, “Risk Factors” and elsewhere in this Form 10-Q, (ii) Part II, Item 1A “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, (iii) Part I, Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A (iv) our reports and registration statements filed from time to time with the SEC and (v) other announcements we make from time to time.

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

Overview

We are an independent energy and production company focused on finding and developing natural gas assets in North America. Our emphasis is on combining deep natural gas exploration and development with lower risk shale resource and coal bed methane (“CBM”) development. We own and operate exploration and development acreage in the deep Bossier gas play of East Texas and the Marcellus Shale play in West Virginia and Pennsylvania. Our CBM activities are conducted within the Powder River Basin of Wyoming and Montana. We are a Canadian corporation incorporated in Alberta in 1987. We are publicly traded on the NYSE Amex under the ticker symbol “GST”.

Natural Gas and Oil Activities

The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Hilltop Area, East Texas

Hilltop Area, East Texas. The majority of our activities have been in the Bossier play in the Hilltop area of East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties, where we hold approximately 28,100 gross (14,000) net acres. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived per well reserves.

In May 2009, we completed the Wildman Trust #5 well in one of the five potentially productive zones at a restricted initial gross production rate of 15.0 MMcf per day. We currently are recompleting the Wildman Trust #5 in three additional zones. In May 2009, we released our contracted drilling rig in East Texas due to low natural gas prices and to conserve capital. In late October, we returned the contracted rig to drilling in East Texas with the spudding of the Donelson #4 well, an approximate 19,000-foot lower Bossier test. We expect this well will take at least three months to drill. For the remainder of 2009 and fiscal year 2010, we are planning our East Texas capital activity to include three additional lower Bossier exploratory wells and up to 11 recompletions.

For the three months ended September 30, 2009, net production from the Hilltop area averaged 20.0 MMcfe per day after curtailment of approximately 1.9 MMcfe per day due to low natural gas prices.

Marcellus Shale – West Virginia and Central and Southwestern Pennsylvania

The Marcellus Shale is Middle Devonian aged shale that underlies much of Pennsylvania, New York, Ohio,

West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target. Advancements in two technologies, stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. In late 2007, we began acquiring an acreage position in the Marcellus Shale in West Virginia and central and southwestern Pennsylvania. As of September 30, 2009, our acreage position in the play was approximately 39,300 gross (35,800 net) acres, of which the majority is considered to be in the core, over-pressured area of the Marcellus play and is in close proximity to wells being drilled by other operators.

In October 2009, we commenced drilling our first vertical Marcellus Shale well, the Yoho #1. We drilled the well to a depth of 6,600 feet, and it is currently waiting on fracture simulation and flow testing, which is scheduled to be completed during the first half of November. We currently are seeking pipeline capacity for the well’s anticipated production but do not expect any sales until at least mid-year 2010.

During the nine months ended September 30, 2009, we drilled 8 (7.6 net) shallow vertical wells resulting in total shallow wells drilled by us to 15 (13.8. net) in the area. Currently, eight are on production, and the remaining wells are scheduled to be on production in the next 75 days. This shallow well drilling program continues to be conducted to hold certain leases by production. For the three months ended September 30, 2009, net production from the Appalachia area averaged approximately 0.4 MMcfe per day.

For the remainder of 2009 and fiscal year 2010, we currently anticipate that we will drill at least five additional vertical Marcellus wells and up to 15 additional shallow wells.

Coalbed Methane – Powder River Basin, Wyoming and Montana

We own an approximate 40% average working interest in approximately 40,800 gross (17,100 net) acres in the Powder River Basin of Wyoming and Montana. Our 2009 activity level has been influenced by natural gas prices in the area, which for the first nine months of this year have been significantly lower than our other operating areas. As a result, only maintenance type expenditures were incurred during the nine months ended September 30, 2009. No additional drilling is anticipated in the Powder River Basin until long-term natural gas prices increase in the area. As a result of the decrease in drilling activity and curtailments, for the three months ended September 30, 2009 Powder River Basin production averaged 2.9 MMcfe per day.

Australian Coalbed Methane - Petroleum Exploration Licenses 238, 433, and 434 and Wilga Park Power Station

On July 13, 2009, Gastar Exploration New South Wales, Inc. and Gastar Exploration USA, Inc., each a wholly-owned subsidiary of us, completed the sale of all of our interest in Petroleum Exploration Licenses (“PEL”) 238 (including Production Petroleum License 3), PEL 433, and PEL 434 in New South Wales, Australia and the concurrent sale of our common shares of Gastar Power Pty Ltd., our wholly owned subsidiary holding our 35% working interest in the Wilga Park Power Station, to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd.. The sale was made pursuant to a definitive agreement dated July 2, 2009 by and among Gastar New South Wales, Gastar USA and Santos.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this Form 10-Q.

The following table gives information about production volumes and prices of natural gas and oil for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Production:
Natural gas (MMcf)	2,139	1,849	7,155	6,291
Oil (MBbl)	1	1	3	4
Total (MMcfe)	2,145	1,856	7,175	6,315

Total (MMcfed)	23.3	20.2	26.3	23.0

Average sales prices:
Natural gas (per Mcf), including impact of realized hedging activities	$3.50	$6.67	$4.58	$7.12
Oil (per Bbl)	$61.97	$111.49	$51.29	$104.58

Three months ended September 30, 2009 compared to the Three months ended September 30, 2008

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $7.6 million for the three months ended September 30, 2009, down from $12.5 million for the three months ended September 30, 2008. The decrease in revenues was the result of a 48% decrease in prices, partially offset by a 16% increase in production volumes, primarily in East Texas. During the current quarter, we elected to curtail our East Texas production by approximately 1.9 MMcf per day due to low natural gas prices. During the three months ended September 30, 2009, approximately 81% of our natural gas production was hedged. The realized effect of hedging on natural gas sales for the three months ended September 30, 2009 was an increase of $2.2 million in revenues resulting in an increase in total price received from $2.46 per Mcf to $3.50 per Mcf. The realized effect of hedging on natural gas sales for the three months ended September 30, 2008 was a decrease of $569,000 in revenues, resulting in a decrease in total price received from $6.98 per Mcf to $6.67 per Mcf.

Unrealized natural gas hedge loss was $3.3 million for the three months ended September 30, 2009, compared to hedge income of $3.4 million for the three months ended September 30, 2008.

Production taxes. We reported production taxes of $76,000 for the three months ended September 30, 2009, compared to $340,000 for the three months ended September 30, 2008. The decrease in production taxes was primarily the result of lower natural gas prices and lower production volumes in Wyoming.

Lease operating expenses. We reported lease operating expenses of $1.8 million for the three months ended September 30, 2009, down from $1.9 million for the three months ended September 30, 2008. Our lease operating expenses were $0.82 per Mcfe for the three months ended September 30, 2009, compared to $1.03 per Mcfe for the comparable period in 2008. Excluding workover expense and other non-recurring costs, our lease operating expenses were $0.66 per Mcfe for the three months ended September 30, 2009, compared to $0.95 per Mcfe for the same period in 2008. The decrease in the rate per Mcfe was primarily due to higher current quarter production volumes and a decrease in property taxes of $0.06 per Mcfe due to lower natural gas prices.

Transportation and treating. We reported transportation expenses of $172,000 for the three months ended September 30, 2009, down from $518,000 for the three months ended September 30, 2008. This decrease was primarily due to lower natural gas prices and lower production volumes in Wyoming partially related to the release of certain compressors as part of a program to reduce overall compression costs in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $3.0 million for the three months ended September 30, 2009, down from $6.1 million for the three months ended September 30, 2008. The decrease in DD&A expense was the result of a 58% decrease in DD&A rate per Mcfe partially offset by a 16% increase in production. The DD&A rate for the three months ended September 30, 2009 was $1.38 per Mcfe, compared to $3.27 for the comparable period in 2008. The decrease in rate is primarily due to lower proved costs due to additional ceiling impairments partially offset by lower proved reserves due to a 54% decline in natural gas prices between the periods. The decrease in natural gas prices resulted in lower economic reserve limits thus reducing total reserves.

General and administrative. We reported general and administrative expenses of $5.2 million for the three months ended September 30, 2009, up from $3.2 million for the three months ended September 30, 2008. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $633,000 and $731,000 for the three months ended September 30, 2009 and 2008, respectively. Excluding stock-based compensation expense, general and administrative expense increased $2.1 million to $4.5 million for the three months ended September 30, 2009. This increase is primarily due to higher legal costs resulting from ongoing litigation matters and inclusion of $1.1 million of performance bonus related to the successful sale of the Australian assets.

Interest expense. We reported interest expense of $1.0 million for the three months ended September 30, 2009, compared to $913,000 for the three months ended September 30, 2008. The increase in interest expense was primarily the result of a decrease in capitalized interest expense.

Early extinguishment of debt. In conjunction with the repayment of the revolving credit facility, the term loan and the 12 3/4% senior secured notes, we reported debt extinguishment expense of $15.9 million for the three months ended September 30, 2009, comprised of $8.9 million of early prepayment penalty on the term loan and the 12 3/4% senior secured notes and $7.0 million of unamortized deferred financing costs on the debt retired.

Gain on sale of assets. In July 2009, we sold our non-producing Australian assets for approximately $232.6 million before transaction costs of approximately $1.9 million and Australian income taxes of $65.8 million, resulting in a net gain on sale of $127.6 million.

Warrant derivative loss. For the three months ended September 30, 2009, we reported a $495,000 non-cash loss related to the fair value remeasurement of our warrant outstanding.

Foreign transaction gain (loss). We reported a foreign transaction gain of $7.6 million for the three months ended September 30, 2009, compared to a loss of $21,000 for the three months ended September 30, 2008. The increase in foreign transaction gain was due to the increase in Australian denominated cash and cash term deposit balances due to the sale of the Australian properties. Approximately $68.3 million of our cash and cash term deposit continue to be denominated in Australian dollars to allow for the future payment of Australian income taxes in June 2010.

Nine months ended September 30, 2009 compared to the Nine months ended September 30, 2008

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $33.0 million for the nine months ended September 30, 2009, down from $45.2 million for the nine months ended September 30, 2008. The decrease in revenues was the result of a 36% decrease in prices, partially offset by a 14% increase in production volumes, primarily in East Texas. We elected to curtail our East Texas production in the third quarter of 2009 due to low natural gas prices, reducing our year-to-date production by approximately 0.6 MMcf per day. During the nine months ended September 30, 2009, approximately 79% of our natural gas production was hedged. The realized effect of hedging on natural gas sales for the nine months ended September 30, 2009 was an increase of $11.8 million in revenues resulting in an increase in total price received from $2.93 per Mcf to $4.58 per Mcf. The realized effect of hedging on natural gas sales for the nine months ended September 30, 2008 was a decrease of $3.4 million in revenues, resulting in a decrease in total price received from $7.67 per Mcf to $7.12 per Mcf. We have fourth quarter 2009 costless collar or call price hedge protection for approximately 11,600 MMBtu per day at a weighted average NYMEX MMBtu put price of $4.06 and a call price of $5.89. In addition, for the fourth quarter of 2009, we own $5.00 puts for approximately 11,500 MMBtu per day, which assures us protection in price environments below that $5.00 NYMEX level without limiting any upside price participation opportunity.

Unrealized natural gas hedge loss was $7.9 million for the nine months ended September 30, 2009, compared to $1.5 million of hedge income for the nine months ended September 30, 2008. The decrease in unrealized natural gas loss was the result of a decrease in natural gas prices and the monetization of certain hedge contracts during 2009.

Production taxes. We reported production taxes of $325,000 for the nine months ended September 30, 2009, compared to $1.1 million for the nine months ended September 30, 2008. The decrease in production taxes was primarily the result of lower natural gas prices and lower production volumes in Wyoming.

Lease operating expenses. We reported lease operating expenses of $5.1 million for the nine months ended September 30, 2009, down from $5.9 million for the nine months ended September 30, 2008. Our lease operating expenses were $0.71 per Mcfe for the nine months ended September 30, 2009, compared to $0.93 per Mcfe for the comparable period in 2008. Excluding workover expense and other non-recurring costs, our lease operating expenses were $0.61 per Mcfe for the nine months ended September 30, 2009, compared to $0.76 per Mcfe for the same period in 2008. The decrease in the rate per Mcfe was primarily due to higher production volumes.

Transportation and treating. We reported transportation expenses of $990,000 for the nine months ended September 30, 2009, down from $1.5 million for the nine months ended September 30, 2008. This decrease was primarily due to lower natural gas prices and lower production volumes in Wyoming, partially related to release of certain compressors as part of a program to reduce overall compression costs in Wyoming.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) of $14.3 million for the nine months ended September 30, 2009, down from $18.4 million for the nine months ended September 30, 2008. The decrease in DD&A expense was the result of a 31% decrease in DD&A rate per Mcfe, partially offset by a 14% increase in production. The DD&A rate for the nine months ended September 30, 2009 was $1.99 per Mcfe, compared to $2.91 for the comparable period in 2008. The decrease in rate was primarily due to lower proved costs due to additional ceiling impairments taken and lower proved reserves attributable to a significant decline in natural gas prices.

Impairment of natural gas and oil properties. We reported impairment of natural gas and oil properties of $68.7 million for the nine months ended September 30, 2009. The 2009 impairment was recorded at March 31, 2009 and was the result of a significant decline in natural gas prices in 2009. The March 31, 2009 quarter end Henry Hub natural gas price declined 37% from December 31, 2008 price resulting in estimated future net revenues being based on a weighted average price of $2.64 per Mcf at March 31, 2009, compared to $4.56 per Mcf at year end 2008. There was no impairment for the comparable period in 2008 due to higher natural gas and oil prices.

General and administrative. We reported general and administrative expenses of $11.6 million for the nine months ended September 30, 2009, compared to $11.5 million for the nine months ended September 30, 2008. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $2.8 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively. This increase in stock-based compensation expense was due to the March 2009 payment of 2008 management bonuses of $801,000 in vested restricted common shares in lieu of cash bonuses. Excluding stock-based compensation expense, general and administrative expense decreased $253,000 to $8.8 million for the nine months ended September 30, 2009. This decrease was primarily due to lower personnel costs and the payment of 2008 management bonuses in restricted common shares, which was partially offset by the inclusion of $1.1 million of performance bonus related to the successful sale of the Australian assets and higher legal costs related to ongoing litigation matters.

Interest expense. We reported interest expense of $3.3 million for the nine months ended September 30, 2009, compared to $4.9 million for the nine months ended September 30, 2008. The decrease in interest expense was primarily the result of a $2.2 million increase in interest capitalized during the nine months ended September 30, 2009, which was partially offset by higher interest expense on our term loan and revolving credit facility.

Early extinguishment of debt. In conjunction with the repayment of the revolving credit facility, the term loan and the 12 3/4% senior secured notes we reported debt extinguishment expense of $15.9 million for the nine months ended September 30, 2009, comprised of $8.9 million of early prepayment penalty on the term loan and the 12 3/4% senior secured notes and $7.0 million of unamortized deferred financing costs on the debt retired.

Gain on sale of assets. In July 2009, we sold our non-producing Australian assets for approximately $236.6 million before transaction costs of approximately $1.9 million and Australian income taxes of $65.8 million, resulting in a gain on sale of $127.6 million.

Warrant derivative loss. For the nine months ended September 30, 2009, we reported a $495,000 non-cash loss related to the fair value remeasurement of our warrants outstanding.

Foreign transaction gain (loss). We reported a foreign transaction gain of $7.6 million for the nine months ended September 30, 2009, compared to a loss of $59,000 for the nine months ended September 30, 2008. The increase in foreign transaction gain was due to the increase in Australian denominated cash and cash term deposit balances due to the sale of the Australian assets. Approximately $68.3 million of our cash and cash term deposit continue to be denominated in Australian dollars to allow for the future payment of Australian income taxes in June 2010.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under our revolving credit facility, and access to capital markets, to the extent available. The capital markets, as they relate to us, have been adversely impacted by the continuing financial crisis, the possibility of a deepening world recession that may extend for a long period into the future, a lack of liquidity in the banking system and the unavailability and cost of credit. Though recently there has been some improvement in the capital markets, there is no guarantee that such will continue. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in natural gas and oil prices, drilling results and cash flow.

For the nine months ended September 30, 2009, we reported cash flow from operating activities of $12.7 million, net cash provided by investing activities of $129.2 million, including cash proceeds from the sale of our Australian assets, net of transaction costs of $229.5 million before tax expense, and net cash used by financing activities of $120.4 million. As a result of these activities, our cash and cash equivalents increased by $21.5 million, resulting in a September 30, 2009 balance of cash and cash equivalents of $27.6 million. We also invested AU$60.0 million ($52.4 million) in a cash term deposit that will mature on June 1, 2010. The cash term deposit is denominated in Australian dollars and pledged to be used to pay a portion of the accrued Australian tax payable resulting from the sale of our Australian assets.

On July 13, 2009, we completed the sale of all of our Australian assets to Santos for an aggregate purchase price of $232.6 million (AU$300.0 million), before transaction costs of $1.9 million and estimated Australian taxes of $65.8 million (AU$80.0 million), resulting in a gain on the sale of assets of $127.6 million. To date, we have received approximately 231.0 million (AU$298.0 million), excluding taxes and transaction expenses and are scheduled to receive the balance upon receipt of certain government approvals. In the event such governmental approval is not obtained by April 3, 2010, Santos will retain the remaining approximate $1.6 million (AU$2.0 million) and will take all necessary actions to transfer the participating interest, excluding PEL 238, PEL 433, and PEL 434, back to us. We may be paid, assuming quarter end foreign exchange rates and before any Australian taxes, an additional approximate $17.5 million (AU$20.0 million) in early 2010 if certain gross reserve certification targets for the PEL 238 CBM project are achieved by Santos and the operator of the properties. The sale agreement also acknowledges our retention of our right to future cash payments of up to $10.0 million pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238. Neither the gross reserve certification target receivable nor the production threshold receivable were accrued as of September 30, 2009, as the probability of earning the receivables was not determinable.

On July 13, 2009, we used approximately $27.5 million of the proceeds from the sale of the Australian assets to repay in full the term loan and $13.0 million to repay the outstanding amount on our secured revolving credit facility. On August 7, 2009, we repurchased all of our outstanding $100.0 million 12 3/4% senior secured notes at a price of 106.375% of par, plus accrued and unpaid interest, in accordance with the terms of the governing indenture by tendering payment of $108.7 million to the noteholders. During the third quarter, we also repaid, at par, $10.3 million of our convertible subordinated debentures and the remaining $300,000 of the subordinated unsecured note payable.

At September 30, 2009, we had a net working capital deficit of approximately $18.2 million, with $19.7 million classified as current portion of long-term debt, representing the remaining balance of our convertible subordinated debentures scheduled to mature on November 20, 2009. On October 28, 2009, we executed an amended and restated revolving credit facility, which provides for an initial borrowing base of $47.5 million and is scheduled to mature on January 2, 2013. We have sufficient cash and, if necessary, availability under our revolving credit facility to repay the convertible subordinated debentures and not interrupt our planned exploration and development activities in East Texas and West Virginia.

Future capital and other expenditure requirements. Capital expenditures for the remainder of 2009 and 2010 are projected to be approximately $66.2 million, consisting of $37.8 million in East Texas, $24.6 million in the Marcellus Shale, $1.4 million in the Powder River Basin, and an additional $2.4 million for capitalized interest and other costs. We plan on funding this capital activity through existing cash balances, internally generated cash flow from operating activities and short-term access to availability under our revolving credit facility.

Commodity prices. Our cash flow and ability to raise capital are highly dependent upon the price of natural gas. Material decreases in natural gas prices during recent months have significantly and adversely affected our cash flows from operating activities. In order to reduce our exposure to fluctuations in the price of natural gas, we entered into various costless collars, puts and other hedging transactions with counterparties in 2008 and 2009. We have fourth quarter 2009 costless collar or call price hedge protection for approximately 11,600 MMBtu per day at a weighted average NYMEX MMBtu put price of $4.06 and a call price of $5.89. In addition, for the fourth quarter of 2009, we own $5.00 puts for approximately 11,500 MMBtu per day which assures us protection in price environments below that $5.00 NYMEX level without limiting any upside price participation opportunity. We have approximately 2.7 Bcf of 2010 production hedged at a weighted average NYMEX MMBtu put price of $5.62 and a call price of $7.87 and an additional 730,000 MMBtu of production hedged at a fixed NYMEX MMBtu price of $6.10. A covenant in our revolving credit facility agreement restricts us from hedging more than 85% of projected natural gas production. Future material decreases in current and projected natural gas prices could result in a significant reduction in future capital expenditure activity. As operator, we have control of expenditure timing and the level on nearly 100% of the 2009 and 2010 future capital activity.

Revolving Credit Facility. At September 30, 2009, there were no amounts outstanding under the revolving credit facility except for a $100,000 letter of credit to support our hedging activities. On October 28, 2009, we executed an amended and restated revolving credit facility, which provides for an initial borrowing base of $47.5 million and a scheduled maturity date of January 2, 2013. Currently, our availability under our new borrowing base is $47.4 million. Under the amended and restated revolving credit facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirements.

As of September 30, 2009, the Company was in compliance with all financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirements.

Off Balance Sheet Arrangements

As of September 30, 2009, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

Commitments and Contingencies

As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved natural gas properties. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

We are party to various litigation matters and administrative claims arising out of the normal course of business. Although the ultimate outcome of each of these matters cannot be absolutely determined and the liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters, management does not believe any such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2, “Summary of Significant Accounting Policies” to the financial statements and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A.

For information as to new accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production and our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the nine months ended September 30, 2009, a 10% change in the prices received for natural gas production (before hedging activities) would have had an approximate $3.3 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Note 7, “Commodity Hedging Contracts” to our consolidated financial statements in this Form 10-Q for additional information regarding our hedging activities.

Interest Rate Risk

At September 30, 2009, we had approximately $19.7 million in principal amount of debt, all of which was at a fixed rate. A 10% fluctuation in the LIBOR or base rate would have no impact on annual interest expense. We currently do not use interest rate derivatives to mitigate our exposure, including under our revolving credit facility, to the volatility in interest rates.

Currency Translation Risk

As of September 30, 2009, we have sold all of our Australian assets. As a result, all of our future revenues and capital expenditures and substantially all of our expenses will be in U.S. dollars, thus limiting our exposure to operational currency translation risk. As part of the sale of the Australian assets, we have a receivable for AU$2.0 million. This transaction exposes us to limited currency translation risk. Our term deposit of AU$60.0 million is pledged to pay accrued Australian taxes that are denominated in Australian dollars, thus negating any currency translation risk.

Item 4.	Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act during the fiscal quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Note 14, “Commitments and Contingencies” to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three and nine months ended September 30, 2009, does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our 2008 Form 10-K and under Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (“Second Quarter 2009 Form 10-Q”). You should carefully consider the factors discussed in our 2008 Form 10-K and Second Quarter 2009 Form 10-Q. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2009, there were not matters submitted to a vote of security holders.

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

GASTAR EXPLORATION LTD.

Date: November 5, 2009	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
Chairman, President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 5, 2009	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement, dated as of May 19, 2009, by and between Gastar Exploration Ltd. and Johnson Rice & Company L.L.C. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated May 21, 2009. File No. 333-132714).

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

3.2	Bylaws of Gastar Exploration Ltd. approved June 30, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

3.3	Articles of Amendment and Share Structure attached to and forming part of the Articles of Incorporation of Gastar Exploration Ltd, dated as of June 30, 2009. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 1, 2009. File No. 001-132714).

3.4	Articles of Amendment attached to and forming part of the Articles of Incorporation of Gastar Exploration Ltd, dated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 24, 2009. File No. 001-132714).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company, as trustee for the 9.75% Convertible Senior Unsecured Subordinated Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Agency Agreement dated as of November 12, 2004 between Gastar Exploration Ltd. and West wind Partners Inc. in connection with issuances of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.4	Registration Rights Agreement dated as of June 17, 2005, by and among Gastar Exploration Ltd. and the purchasers named therein (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.5	Form of 10% subordinated notes issued between April 2004 and September 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.6	Form of warrant to purchase common shares of Gastar Exploration Ltd issued between April 2004 and September 2004 in connection with the sale of 10% subordinated notes (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.7	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S- 1/A, filed on October 30, 2005. Registration No. 333-127498).

4.8	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.9	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.10	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4 % Senior Secured Note due 2012) 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 333-132714).

4.11	Registration Rights Agreement, dated as of November 29, 2007, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the other Guarantors party thereto, Jefferies & Company, Inc., Johnson Rice & Company L.L.C. and Pritchard Capital Partners, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 001-132714).

4.12	Warrant dated June 11, 2008, entitling GeoStar Corporation to acquire, subject to adjustments, 10,000,000 Gastar Exploration Ltd. common shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report of Form 8-K dated June 13, 2008. File No. 001-132714).

4.13	Supplemental Indenture dated as of February 16, 2009, related to the 12 3/4% Senior Secured Notes due 2012, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent, and each of the other Guarantors party thereto. 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

4.14	Term Loan dated as of February 16, 2009 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., certain subsidiaries of Gastar Exploration Ltd., Wayzata Investment Partners LLC, as Administrative Agent and the lenders party thereto(incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

4.15	Amended and Restated Intercreditor Agreement dated February 16, 2009, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as amended February 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Form of Subscription Agreement for United States purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.5	Form of Subscription Agreement for foreign purchasers of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.6	Form of Subscription Agreement for United States purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.7	Form of Subscription Agreement for foreign purchasers of common shares of Gastar Exploration Ltd. in a private placement dated June 30, 2005 (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.8	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.9	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Wyoming and Montana non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.10	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.11	Purchase and Sale Agreement between GeoStar Corporation and Gastar Exploration Ltd. covering Texas non-producing properties dated June 16, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.12	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.13	Participation and Operating Agreement between GeoStar Corporation and Gastar Exploration Ltd. dated June 15, 2001 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.14	Promissory Note for $15.0 million between GeoStar Corporation and Gastar Exploration Ltd. dated August 11, 2001 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

10.15*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001- 32714).

10.16*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan approved June 1, 2006 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.17	Form of Subscription Agreement for private offering of 25.0 million common shares (incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006. File No. 001-32714)

10.18*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.19*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.20	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.21	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.22	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.23*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

10.24	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 13, 2007. File No. 001- 32714).

10.25	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association, as Administrative Agent, and Letter of Credit Issuer 2007 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 001-32714).

10.26*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

10.27	Waiver and First Amendment to Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory hereto, the Lenders Signatory hereto and Amegy Bank National Association, as Administrative Agent executed June 6, 2008 and effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 11, 2008. File No. 001-32714).

10.28	Settlement Agreement and Comprehensive General Release dated June 11, 2008 for the resolution of disputes between GeoStar Corporation and Gastar Exploration Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 13, 2008. File No. 001-32714).

10.29*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and J. Russell Porter as of July 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated July 28, 2008. File No. 001-32714).

10.30*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming, Inc., and Michael A. Gerlich as of July 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated July 28, 2008. File No. 001-32714).

10.31	Waiver under Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory thereto the Lenders Signatory Hereto and Amegy Bank National Association, as Administrative Agent, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

10.32	Waiver under Credit Agreement Among Gastar Exploration USA, Inc., Gastar Exploration Ltd., the Lenders Signatory Hereto and Wayzata Investment Partners LLC, as Administrative Agent, effective March 13, 2009 (incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

10.33*	First Amendment to Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan, effective as of April 1, 2009, approved June 4, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated June 10, 2009. File No. 001-32714).

10.34	Sale Agreement dated July 2, 2009, by and among Gastar Exploration USA, Inc., Gastar Exploration New South Wales, Inc., Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (incorporated herein by reference to Exhibit 10.1 to Gastar Exploration Ltd.’s Current Report on Form 8-K filed on August 6, 2009. File No. 001-32714).

10.35	Agency Agreement between and among ETC Texas Pipeline, Ltd., ETC Katy Pipeline, Ltd. Oasis Pipeline, L.P. and Gastar Exploration Texas, L.P. effective September 1, 2007 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 filed on October 20, 2009. File No. 001-32714).

10.36	Waiver and Second Amendment to Credit Agreement, dated February 16, 2009, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

10.37	Amended and Restated Credit Amendment dated October 28, 2009 to Credit Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2009. File No. 001-132714).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.