Form 10-K
period 2009-12-31
GASTAR EXPLORATION LTD
filed 2010-03-25
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of $2.00 per common share on the American Stock Exchange at the close of business on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $71,897,694.

As of March 24, 2010, there were 50,028,592 common shares outstanding.

Documents incorporated by reference:

The information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14 thereunder) is incorporated by reference herein from portions of the registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

i

Cautionary Statement about Forward-Looking Statements

Some of the information included in this Annual Report on Form 10-K (“Form 10-K”) contains or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the use of forward-looking words, including “may”, “expect”, “anticipate”, “plan”, “project”, “believe”, “estimate”, “intend”, “will”, “should” or other similar words. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effect on us. Forward-looking statements may include statements that relate to, among other things, our:

•	Financial position;

•	Business strategy and budgets;

•	Anticipated capital expenditures;

•	Drilling of wells;

•	Natural gas and oil reserves;

•	Timing and amount of future production of natural gas and oil;

•	Operating costs and other expenses;

•	Cash flow and anticipated liquidity;

•	Prospect development; and

•	Property acquisitions and sales.

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause our actual results, performance or achievements to be materially different from our historical experience and our present expectations or projections, or actual future results expressed or implied by the forward-looking statements. These factors include, but are not limited to, among others:

•	Low and/or declining prices for natural gas and oil;

•	Demand for natural gas and oil;

•	Natural gas and oil price volatility;

•

Uncertainties about the estimated quantities of natural gas and oil reserves, including uncertainties about the effects of the Securities and Exchange Commission’s (the “SEC”) new rules governing reserve reporting;

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry wells;

•	Ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	Operating hazards inherent to the natural gas and oil business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	Adverse weather conditions;

•	Availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	The number of well locations to be drilled and the time frame in which they will be drilled;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Potential defects in title to our properties;

•	Federal and state regulatory developments and approvals;

•	Losses possible from pending or future litigation;

•	Environmental risks; and

•	Worldwide political and economic conditions.

Other factors that could affect our financial performance or cause our actual results to differ materially from our projected results are described (1) under “Item 1A – Risk Factors” and elsewhere in this Form 10-K, including such information that we include or incorporate by reference, (2) in our subsequent reports, registration statements and other filings filed from time-to-time with the SEC and (3) other announcements we make from time to time.

You should not unduly rely on these forward-looking statements in this Form 10-K, as they speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly update, revise or release any revisions to these forward-looking statements after the date on which they are made, to reflect new information, events or circumstances occurring after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Unless otherwise indicated or required by the context, (i) all references included in this Form 10-K to “Gastar,” the “Company,” “we”, “us”, and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Form 10-K are stated in United States (“U.S.”) dollars unless otherwise noted in Australian dollars (“AU$”) and (iii) all financial data included in this Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

As of the opening of trading on August 3, 2009, a common share consolidation on the basis of one (1) common share for five (5) common shares (the “1-for-5 Reverse Split”) became effective. All common share and per share amounts reported in this Form 10-K have been reported on a post reverse split basis.

PART I

Item 1.	Business

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as shale resource plays. We are pursuing natural gas exploration in the deep Bossier gas play in the Hilltop area of East Texas and the Marcellus Shale in the Appalachian area of West Virginia and central and southwestern Pennsylvania. We also conduct coal bed methane (“CBM”) development activities within the Powder River Basin of Wyoming and Montana.

We are a Canadian corporation, incorporated in Alberta and subsisting under the Business Corporations Act (Alberta). Our principal office is located at 1331 Lamar Street, Suite 1080, Houston, Texas 77010, and our telephone number is (713) 739-1800. Our website address is http://www.gastar.com. Information on our website or about us on any other website is not incorporated by reference into this Form 10-K and does not constitute a part of this report. Our common shares are listed on the NYSE Amex under the symbol “GST”.

Our Strategy

Continue Exploitation of Existing East Texas and Marcellus Sale Assets

Our East Texas portfolio includes 24 productive wells, which we anticipate will grow to 28 wells over the next 12 months. We have identified numerous potential drilling locations on our current East Texas acreage position of 28,200 gross (14,400 net) acres that provide opportunities under normal gas market conditions to increase production and cash flow through the drilling of high return Bossier wells. Our Marcellus Shale assets in West Virginia and Pennsylvania consist of one tested vertical Marcellus Shale well that is awaiting connection to a pipeline and 15 drilled shallow Devonian wells. We continue to increase our acreage exposure of approximately 38,800 gross (35,500 net) acres and drilling activities in the Marcellus Shale.

Actively Manage Our Domestic Drilling Program

We believe operating our East Texas and our Appalachian Marcellus Shale properties enables us to control the timing and cost of our drilling budget, as well as control operating costs and the marketing of our production. We have assembled an experienced team of operating professionals with the specialized skills needed to plan and execute the drilling and completion of the deep, high-temperature and high-pressure wells targeting the deep Bossier formation.

Manage and Utilize Technological Expertise

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

Hilltop Area, East Texas

The majority of our activities have been in the Bossier play in the Hilltop area of East Texas, approximately midway between Dallas and Houston in Leon and Robertson Counties, where, at December 31, 2009, we held leases covering approximately 28,200 gross (14,400 net) acres. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived per well reserves.

In May 2009, following the completion of the Wildman Trust #5 well in the Bossier play, we released our contracted drilling rig in East Texas due to low natural gas prices and to conserve capital. In late October 2009, we returned the contracted rig to drilling in East Texas with the spudding of the Donelson #4 well, a lower Bossier vertical test. The well was drilled to a total depth of 19,000 feet; however, while attempting to log the well, hole stability issues arose. The well was sidetracked, and while drilling, the well experienced a significant gas kick and will have to be plugged back to approximately 15,600 feet and re-drilled to a revised total depth of 18,700 feet. This second sidetrack operation is expected to take approximately six to eight weeks and require additional costs of approximately $4.0 million gross ($2.7 million net). The revised estimate to drill and complete the Donelson #4 well is now approximately $16.5 million gross ($11.0 million net), which may, in part, be subject to reimbursement under existing well control insurance policies. Gastar has a 67% before payout working interest and an approximate 50% before payout net revenue interest in the well.

For the year ended December 31, 2009, net production from the Hilltop area averaged 21.8 million cubic feet of natural gas equivalent (“MMcfe”) per day. For the three months ended December 31, 2009, net production from the Hilltop area averaged approximately 20.1 MMcfe per day. At December 31, 2009, proved reserves attributable to the Hilltop area were approximately 43.7 billion cubic feet of natural gas equivalent (“Bcfe”), or 89% of our total proved reserves.

The following table provides production and operational information about the Hilltop area for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007
Production:
Natural gas (MMcf)	7,959	6,361	4,695
Oil (MBbl)	2	4	7
Total (MMcfe)	7,971	6,383	4,739

Natural gas (MMcfd)	21.8	17.4	12.9
Oil (MBod)	0.0	0.0	0.0
Total (MMcfed)	21.8	17.5	13.0

Average realized sales prices before hedging activity:
Natural gas (per Mcf)	$3.04	$7.30	$5.75
Oil (per Bbl)	$53.64	$102.53	$66.44

Selected data per Mcfe:
Production costs (1)	$0.42	$0.54	$0.62

(1)	Production costs include natural gas and oil lease operating expense, gathering and workover expense and excludes ad valorem and severance taxes.

For the fiscal year 2010, we currently anticipate that we will drill approximately 4 gross (3.0 net) wells in East Texas and conduct up to 2 recompletions in existing wells.

Appalachia – West Virginia and Central and Southwestern Pennsylvania

The Marcellus Shale is Middle Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The shallow depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target. Advancements in two technologies, hydraulic stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. In late 2007, we began acquiring an acreage position prospective for in the Marcellus Shale in West Virginia and central and southwestern Pennsylvania. At December 31, 2009, our acreage position in the play was approximately 38,800 gross (35,500 net) acres, the majority of which is believed to be in the core, over-pressured area of the Marcellus Shale play and is in close proximity to wells being drilled by other operators.

In October 2009, we commenced drilling our first vertical Marcellus Shale well, the Yoho #1 well. We successfully drilled the well to a depth of 6,600 feet, which was completed and tested in January 2010. It tested at a stabilized gross rate of 1.5 million cubic feet of natural gas (“MMcf”) and 120 barrels of condensate per day, with no water production at approximately 1,000 psi of flowing tubing pressure. We currently are waiting for a connection to a pipeline and do not expect sales until late third quarter 2010.

During the year ended December 31, 2009, we drilled 8 gross (7.6 net) shallow vertical wells in shallower Devonian formations resulting in 15 gross (13.8 net) total shallow wells drilled by us in the area. Currently, eleven are on production, and the remaining wells are scheduled to be on production in the next 90 days. This shallow well drilling program continues to be conducted to hold certain expiring leases by production. For the year and three months ended December 31, 2009, net production from the Appalachian area averaged 0.4 MMcfe per day.

For the fiscal year 2010, we currently anticipate that we will drill approximately 4 gross (2.1 net) horizontal and 2 gross (2 net) vertical Marcellus Shale wells and 7 additional shallow Devonian wells.

Coalbed Methane—Powder River Basin, Wyoming and Montana

At December 31, 2009, we owned an average non-operated working interest of approximately 40% in approximately 40,700 gross (17,200 net) acres within the Powder River Basin of Wyoming and Montana. We had no drilling activity in Wyoming and Montana during 2009 due to low natural gas prices in the area. As a result, only maintenance expenditures were incurred during 2009. Drilling in 2010 is anticipated to increase slightly due to recent natural gas price increases in the area. As a result of the 2009 decrease in drilling activity and reduced compression, our 2009 Powder River Basin production averaged 3.2 MMcfe per day, down from 5.5 MMcf per day in 2008. For the three months ended December 31, 2009, our Powder River Basin production averaged 2.5 MMcfe per day, down from 5.5 MMcf per day for the same period in 2008.

Markets and Customers

The success of our operations is dependent upon prevailing prices for natural gas and oil. The markets for natural gas and oil have historically been and currently continue to be volatile. Natural gas and oil prices are beyond our control. Although some industry observers have indicated that long-term demand for natural gas will increase because of rising demand to fuel power generation and to meet increasing environmental requirements, natural gas currently is selling at significantly lower prices than oil on an energy equivalent basis due to excess natural gas in storage and excess production concerns.

Our current East Texas production has access to major intrastate and interstate pipeline systems. We contract to sell natural gas from our properties with spot market contracts that vary with market forces on a monthly basis. While overall natural gas prices at major markets, such as Henry Hub in Erath, Louisiana, may have some impact on regional prices, the regional natural gas price at our production facilities may move somewhat independently of broad industry price trends. Because some of our operations are located in specific regions, we are directly impacted by regional natural gas prices in those regions regardless of pricing at major market hubs. We do not own or operate any natural gas lines or distribution facilities and rely on third parties to construct additional interstate pipelines to increase our ability to bring our production to market. Any significant change affecting these facilities or our failure to obtain timely access to existing or future facilities on acceptable terms could restrict our ability to conduct normal operations. There are limited natural gas purchaser and transporter alternatives currently available in the Hilltop area of East Texas and, as described below, ETC Texas Pipeline, Ltd. (“ETC”) provides for the treating, purchase and transportation of substantially all of our natural gas production from this area. Delays in the commencement of operations of the new pipelines, the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise could have an adverse impact on our results of operations and financial condition. Our deep Bossier production is transported to the Katy Hub in Katy, Texas, where numerous parties are available to purchase our natural gas production. Powder River Basin natural gas is sold under spot market contracts to major pipeline and natural gas marketing companies. Our shallow West Virginia production is sold on the spot market to regional pipeline companies. Our Marcellus Shale production currently is subject to pipeline infrastructure and access constraints in the area. Numerous mid-stream pipeline projects have been proposed for the area, but until such projects are completed, we will likely continue to incur delays in getting our Marcellus Shale production to sales.

Our very limited oil production in Texas and the Appalachian Basin in West Virginia is sold under spot sales transactions at market prices. The availability and price responsiveness of the multiple oil purchasers provides for a highly competitive and liquid market for oil sales.

In March 2008, we entered into formal agreements with ETC (the “ETC Contract”) for the treating, purchase and transportation of substantially all of our natural gas production from the Hilltop area of East Texas. The ETC Contract was effective as of September 1, 2007 and has a term of 10 years. ETC currently provides us with 50.0 MMcf per day of treating capacity and 150.0 MMcf per day of transportation capacity of production from our wells located in Leon and Robertson Counties, Texas.

On November 16, 2009, concurrent with the sale of our Hilltop gathering system in East Texas, our wholly-owned subsidiary entered into a gas gathering agreement effective November 1, 2009 (the “Hilltop Gathering Agreement”), with Hilltop Resort GS, LLC for a term of 15 years. The Hilltop Gathering Agreement covers delivery of our gross production of natural gas in the Hilltop area of East Texas to certain delivery points provided under the ETC Contract, as well as additional delivery points that, from time to time, may be added. We also are obligated to connect new wells that we drill within the area covered by the agreement to the gathering system. The Hilltop Gathering Agreement provides for a minimum quarterly gathering gross production volume of 50.0 MMcf per day (35.0 MMcf per day net to us) times the number of days in the quarter for five years from the effective date of November 1, 2009. If quarterly production is less than the minimum quarterly requirement, the gathering fee is payable on such deficit. If excess quarterly production exists, such excess is carried forward to offset any future deficit quarters. The gathering fee on the initial gross 25 Bcf of production is $0.325 per Mcf, reducing in steps to $0.225 per Mcf when cumulative gross production reaches 300 Bcf.

For the years ended 2009, 2008 and 2007, ETC accounted for 85%, 79% and 78%, respectively, of our natural gas and oil revenues, excluding realized hedge impact. Enserco Energy, Inc. (“Enserco”) accounted for 13%, 19% and 20% of our natural gas and oil revenues, for the years end 2009, 2008 and 2007, respectively, excluding realized hedge impact. ETC purchases substantially all of our East Texas natural gas production and Enserco purchases substantially all of our Powder River Basin natural gas production. Management believes that the loss of either ETC or Enserco would not have a long-term material adverse impact on our financial position or results of operations, as there are other purchasers operating in the areas.

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

U.S. Governmental Regulation

In addition to the environmental regulations discussed below, our natural gas and oil exploration, production and related operations are subject to extensive rules and regulations promulgated in the United States. These laws and regulations, all of which are subject to change from time to time, include matters relating to land tenure; drilling and production practices, such as discharge permits and the spacing of wells; the disposal of water resulting from operations and the processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials; bonding requirements; ongoing obligations for licensing; reporting requirements; marketing and pricing policies; royalties; taxation; and foreign trade and investment.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act, or SDWA, to require the disclosure of chemicals used by the natural gas and oil industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production and is critical to our East Texas and Marcellus Shale operations. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing.

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

Regulation of Sales of Natural Gas

The price at which we buy and sell natural gas is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by the Federal Energy Regulatory Commission, or the FERC, and/or the Commodity Futures Trading Commission (the “CFTC”). See below the discussion of “Other Federal Laws and Regulations Affecting Our Industry—Energy Policy Act of 2005”. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities. In addition, pursuant to Order 704 (defined below) we may be required to annually report to FERC on May 1 of each year information regarding natural gas purchase and sale transactions depending on the volume of natural gas transacted during the prior calendar year. See below the discussion of “Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.”

Regulation of Availability, Terms and Cost of Pipeline Transportation

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

The ability of our facilities to deliver natural gas into third party natural gas pipeline facilities is directly impacted by the gas quality specifications required by those pipelines. In 2006, FERC issued a policy statement on provisions governing gas quality and interchangeability in the tariffs of interstate gas pipeline companies and a separate order declining to set generic prescriptive national standards. FERC strongly encouraged all natural gas pipelines subject to its jurisdiction to adopt, as needed, gas quality and interchangeability standards in their FERC gas tariffs modeled on the interim guidelines issued by a group of industry representatives, headed by the Natural Gas Council (the “NGC+ Work Group”), or to explain how and why their tariff provisions differ. We have no way to predict, however, whether FERC will approve of gas quality specifications that materially differ from the NGC+ Work Group’s interim guidelines for such an interconnecting pipeline.

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

Other Federal Laws and Regulations Affecting Our Industry

Energy Policy Act of 2005.    Under the Energy Policy Act of 2005, or EPAct 2005, Congress made it unlawful for any entity, including otherwise non-jurisdictional producers of natural gas, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services regulated by the FERC that violates the FERC’s rules. FERC’s rules implementing the provision of EPAct of 2005 make it unlawful for any entity in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, directly or indirectly, to use or employ any device, scheme, or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA and NGPA up to $1,000,000 per day per violation. While EPAct 2005 reflects a significant expansion of the FERC’s enforcement authority, we do not anticipate that we will be affected by that statute any differently than other producers of natural gas.

FERC Market Transparency Rules.    In 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers are now required to report on Form No. 552, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such FERC action materially differently than other natural gas companies with whom we compete.

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

Federal Regulation of Sales and Transportation of Crude Oil.    The oil industry is also extensively regulated by numerous federal, state and local authorities. Prices for crude oil and condensate are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

In a number of instances, however, the ability to transport and sell such products on interstate pipelines is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act, or ICA. The ICA requires that pipelines maintain a tariff on file with FERC. The tariff sets forth the established rate as well as the rules and regulations governing the service. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable.” The ICA permits challenges to existing rates and authorizes FERC to investigate such rates to determine whether they are just and reasonable. If, upon completion of an investigation, FERC finds that the existing rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation and, in some cases, reparations for the two (2) year period prior to the filing of a complaint. We do not believe, however, that these regulations affect us any differently than other producers.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

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

U.S. Environmental Regulation

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

Comprehensive Environmental Response, Compensation, and Liability Act

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

Resource Conservation and Recovery Act

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

Water Discharges

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

Our natural gas and oil exploration and production operations and other operations in which we own an interest generate produced water as a waste material, which is subject to the disposal requirements of the CWA, SDWA or an equivalent state regulatory program. Naturally occurring groundwater is also typically produced by coal bed methane, or CBM, production in our operations or in other operations in which we own an interest. This produced water is disposed of by re-injection into the subsurface through disposal wells, discharge to the surface, or in evaporation ponds. Whichever disposal method is used, produced water must be disposed of in compliance with permits issued by regulatory agencies and in compliance with applicable environmental regulations. This water can sometimes be disposed of by discharging it under discharge permits issued pursuant to the CWA or an equivalent state program. Another common method of produced water disposal is subsurface injection in disposal wells. Such disposal wells are permitted under the SDWA or an equivalent state regulatory program. To date, we believe that all necessary surface discharge or disposal well permits have been obtained and that the produced water has been discharged into the produced water disposal wells in substantial compliance with such obtained permits and applicable laws. Nonetheless, in connection with CBM production in the Powder River Basin, a concern common of many operators in the Basin is the potential for opposition by individuals or groups to the issuance of a permit for the discharge or disposal of water generated by production activities. Such opposition could result in delays, limitations or denials with respect to environmental or other approvals necessary to develop our acreage in the Powder River Basin, which could adversely affect our financial condition or results of operations. In addition, the United States Congress is considering amending the SDWA to require additional regulation of chemicals used by the oil and gas industry in the hydraulic fracturing process, and some states are considering similar regulations.

Air Emissions

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

Endangered Species Act

The federal Endangered Species Act, as amended (“ESA”) and similar state laws and other regulatory initiatives restrict activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Other Laws and Regulations

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes. In response to such studies, the EPA is considering regulations and Congress is considering legislation to reduce emissions of greenhouse gases.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal CAA. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, in October 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including sources emitting more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. Also, on June 26, 2009, the House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances authorizing emissions of greenhouse gases into the atmosphere. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the Obama Administration has indicated its support for legislation to reduce greenhouse gas emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for our products and services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Industry Segment and Geographic Information

We operate in one industry segment, which is the exploration, development and production of natural gas and oil. As a result of the sale of our Australian operations in July 2009, our current operational activities are conducted and our consolidated revenues are generated from markets exclusively in the United States, and we have no long-lived assets located outside the United States.

Employees

As of March 25, 2010, we had 24 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, regulatory reporting, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our natural gas and oil. Our employees do not belong to a union or have a collective bargaining organization. Management considers its relationship with its employees to be good.

Corporate Offices

We lease our corporate offices at 1331 Lamar Street, Suite 1080, Houston, Texas 77010. Our office space covers 9,332 square feet at a monthly rental of $18,151 through October 2010. Additionally, we rent 1,322 square feet of office space in Parkersburg, West Virginia at a monthly rental of $881 per month through January 2012.

Internet Website Access

Our website address is http://www.gastar.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

The public may also read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that site is www.sec.gov. Information is also available at www.sedar.com for our filings required by Canadian securities regulators.

None of the information on our website or filed by us on www.sedar.com should be considered incorporated into or a part of this Form 10-K.

We also make available free of charge on our internet website at www.gastar.com under the “corporate governance” tab our:

•	Code of Ethics;

•	Terms of Reference of our Audit Committee;

•	Terms of Reference of our Governance Committee:

•	Terms of Reference of our Remuneration Committee;

•	Terms of Reference of our Nominating Committee;

•	Reserves Review Committee Mandate; and

•	Whistleblower Procedure.

Item 1A.	Risk Factors

In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following material risk factors associated with our business and the oil and gas industry in which we operate. If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. There may be additional risks that are not presently material or known.

An investment in Gastar is subject to risks inherent in our business. The trading price of our common shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in Gastar may decrease, resulting in a loss.

Risks Related to Our Business

Future economic conditions in the U.S. and key international markets may materially adversely impact our operating results.

The U.S. and other world economies are slowly recovering from a recession, which began in 2008 and has extended into 2010. Growth has resumed, but is modest. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate will result in decreased demand growth for our natural gas production and crude oil, as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.

Natural gas and oil prices are volatile and further declines in natural gas and oil prices will continue to significantly and negatively affect our financial condition and results of operations.

The success of our business greatly depends on market prices of natural gas and oil. The higher market prices are, the more likely it is that we will be financially successful. On the other hand, declines in natural gas or oil prices may have a material adverse affect on our financial condition, profitability and liquidity. Lower prices also may reduce the amount of natural gas or oil that we can produce economically. Natural gas and oil commodity prices are set by broad market forces. Historically, the natural gas and oil markets have been and will likely continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas or oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

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

Regional natural gas prices may move independent of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional natural gas prices regardless of Henry Hub or other major market pricing. During 2009, approximately 86% of our production was priced based on the Katy Hub basis point, and 13% was priced on the Colorado Interstate Gas (“CIG”) basis point. In 2007, natural gas prices based on CIG were extremely volatile, and spot sales of natural gas in the region traded at prices substantially below historic levels, when compared to prices in other primary natural gas sales points in the country. This was attributed primarily to limitations in available pipeline capacity for natural gas deliveries out of the Rocky Mountain area. While this volatility has been alleviated partially by completion of a major pipeline system in January 2008, CIG natural gas prices continue to trade approximately 5% less than Henry Hub prices and may decline further if supplies of natural gas in the Rocky Mountains continue to increase. Our West Virginia natural gas production is priced using the Columbia Gas Appalachia Pool. At December 31, 2009, the Henry Hub price was $5.79 per MMBtu, compared to our key basis point pricing of $5.72 per MMBtu at the Katy Hub, $5.54 per MMBtu for CIG and $5.95 per MMBtu for the Columbia Gas Appalachia Pool. Low natural gas prices in any or all of the areas where we operate would negatively impact our financial condition and results of operations.

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

With the exception of the one-time sale of our Australian properties in 2009, we have not been profitable since we started our business. Excluding after tax gains on the sale of assets, we incurred net losses of $92.4 million, $5.4 million and $69.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our capital has been employed in an increasingly expanding natural gas and oil exploration and development program, with the focus on finding significant natural gas and oil reserves and producing from them over the long-term rather than focusing on achieving immediate net income. The uncertainties described in this “Item 1A—Risk Factors” and elsewhere in this Form 10-K may impede our ability to ultimately find, develop and exploit natural gas and oil reserves. Our failure to achieve profitability in the future could materially adversely affect our ability to raise additional capital and continue our exploration and development program.

We are subject to various legal proceedings and claims. The cost of our defending these lawsuits and any future lawsuits, and any resulting judgments, could be significant and could have a material adverse effect upon our financial condition.

We are subject to various significant legal proceedings and claims arising outside of the normal course of business. These include, but are not limited to, eight civil lawsuits in which we have been named as a co-defendant arising from investor claims made in connection with brood mare leasing programs operated by ClassicStar, L.L.C. (“ClassicStar”), a company indirectly owned by GeoStar Corporation (“Geostar”), which in turn is owned by some of our former executive officers and directors and previously was our largest shareholder. In March 2010, an individual shareholder of GeoStar, who prior to April 2005 served as a director and executive officer of the Company, was charged by the United States Attorney for the District of Oregon with conspiracy to defraud the Federal government by impairing or impeding the Internal Revenue Service in the collection of incomes taxes from participants in the ClassicStar mare leasing programs. The information filed by the U.S. Attorney contains allegations that the ClassicStar mare leasing programs were used to generate fraudulent tax deductions. In those civil suits in which the Company has been named as a co-defendant, many of the plaintiffs allege that Geostar or its shareholders directly or indirectly made investments in the Company using funds fraudulently obtained from participants in the ClassicStar brood mare programs, or that GeoStar and its shareholders used funds obtained from such mare program participants to acquire or develop properties that were later sold to the Company. The plaintiffs in these proceedings seek to attribute the actions of GeoStar and these individuals to the Company. For more information on these and other significant currently outstanding legal proceedings, see Note 17, “Commitments and Contingencies—Litigation”, to our consolidated financial statements included in this Form 10-K. No assurance can be given regarding the outcome of these legal proceedings, and additional claims may arise. We are vigorously defending the Company in these matters. This litigation, regardless of outcome or merit, however, can result in substantial costs and diversion of resources from our business. These costs would be reflected in terms of dollar outlay as well as the amount of time, attention and other resources that our management would have to appropriate to the defense of such claims. Considerable legal, accounting and other professional services expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Although we cannot predict the ultimate outcome of these matters or the liability that could potentially result, continuing defense costs and any adverse outcome could adversely affect our business, financial condition and results of operations.

Deficiencies of title to our leased interests could significantly affect our financial condition.

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers and others to perform the field work in examining records in the appropriate governmental or county clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to drilling an exploration well, the operator of the well will typically obtain a preliminary title review of the drillsite lease or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. It does happen, from time-to-time, that the examination made by the title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect, which could affect our financial condition and results of operations. We currently are involved in a title litigation matter in East Texas. See Note 17, “Commitments and Contingencies—Litigation”.

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

There are many uncertainties inherent in estimating natural gas and oil reserves and their values, many of which are beyond our control. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas or oil that cannot be measured in an exact manner. Estimates of economically recoverable natural gas or oil reserves and of future net cash flows necessarily depend on many variables and assumptions, such as:

•	Historical natural gas or oil production from that area, compared with production from other producing areas;

•	Assumptions concerning the effects of regulations by governmental agencies;

•	Assumptions concerning future prices;

•	Assumptions concerning future operating costs;

•	Assumptions concerning severance and excise taxes; and

•	Assumptions concerning development costs and workover and remedial costs.

Any of these variables or assumptions could vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of natural gas or oil attributable to any particular group of properties, classifications of those reserves based on risk recovery and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineer at different times, may vary substantially. Because of this, our reserve estimates may materially change at any time.

You should not consider the present values of estimated future net cash flows referred to in this Form 10-K to be the current market value of the estimated reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Current or actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

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

In this Form 10-K, the net present value of estimated future net revenues at December 31, 2009 is calculated using the 12-month unweighted arithmetic average of the first-day-of-the-month price and a 10% discount rate. This price and rate are not necessarily the most appropriate price or discount factor based on prices and interest rates in effect from time to time and risks associated with our reserves or the natural gas and oil industry in general.

Our estimates of proved reserves have been prepared under new SEC rules, which went into effect for fiscal years ending on or after December 31, 2009, and may make comparisons to prior periods difficult and could limit our ability to book additional proved undeveloped reserves in the future.

This Form 10-K presents estimates of our proved reserves as of December 31, 2009, which have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using year-end pricing. Under the new rules the pricing that was used for estimates of our reserves as of December 31, 2009 was based on an unweighted average 12-month West Texas Intermediate posted price of $57.65 per Bbl for oil and a Henry Hub spot price of $3.87 per MMBtu for natural gas, as compared to $41.00 per Bbl for oil and $5.71 per MMBtu for natural gas as of December 31, 2008. As a result of these changes, direct comparisons to our previously-reported reserves amounts may be more difficult.

Another impact of the new SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This new rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program, particularly as we develop our acreage in the Hilltop area in East Texas and the Marcellus Shale in West Virginia and Pennsylvania. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill and develop those reserves within the required five-year timeframe.

The SEC has not reviewed our or any reporting company’s reserve estimates under the new rules and has released only limited interpretive guidance regarding reporting of reserve estimates under the new rules and may not issue further interpretive guidance on the new rules. Accordingly, while the estimates of our proved reserves at December 31, 2009 included in this Form 10-K have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from any estimates we might prepare applying more specific SEC interpretive guidance.

The imprecise nature of estimating proved natural gas and oil reserves, future downward revisions of proved reserves and increased drilling expenditures without current additions to proved reserves may lead to write downs in the carrying value of our natural gas and oil properties.

We may experience write downs of the carrying value of our oil and gas properties in the future if the present value of our proved natural gas and oil reserves is lower than our remaining unamortized capitalized costs. Factors that can contribute to write downs include lower natural gas and oil prices, downward revisions in estimated proved natural gas and oil reserve quantities, differences in timing between the incurrence of significant costs of exploration or development activities and the recognition of significant proved reserves resulting from such activities and unsuccessful drilling activities.

Approximately 41% of our proved reserves are classified as proved developed non-producing or proved undeveloped and may ultimately prove to be less than estimated.

At December 31, 2009, approximately 41% of our total proved reserves were classified as proved developed non-producing or proved undeveloped. It will take substantial capital to recomplete or drill our non-producing and undeveloped locations. Our estimate of proved reserves at December 31, 2009 assumes that we will spend significant development capital expenditures to develop these reserves, including an estimated $11.4 million and $6.7 million in 2010 and 2011, respectively. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and the results of operations.

Our inability to meet a financial covenant contained in our bank revolving credit facility may adversely affect our liquidity, financial condition or results of operations.

We are subject to certain financial covenants we are required to maintain under our revolving credit facility related to our working capital, cash flow and interest coverage ratio. If we breach a financial covenant and we are unable to cure such violation or obtain waivers from our lenders under the revolving credit facility within the applicable cure periods, such violation will constitute an event of default under the revolving credit facility, and our lenders could terminate any commitments they have to make available further funds, accelerate the due dates for the payments of all outstanding indebtedness and exercise their remedies as a secured creditor with respect to the collateral securing the revolving credit facility, which is substantially all of our natural gas and oil properties.

If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely effect our financial condition and results of operations.

We use hedges to mitigate our natural gas price risk with counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. We cannot provide assurance that our counterparties will honor their obligations now or in the future. A counterparty’s insolvency, inability or unwillingness to make payments required under terms of derivative instruments with us could have a material adverse effect on our financial condition and results of operations. At the date of filing of this Form 10-K, our only counterparties were BP Corporation North America, Bank of Montreal and J.P. Morgan Ventures Energy Corporation.

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

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Our natural gas and oil sales and our related hedging activities, expose us to potential regulatory risks.

The Federal Trade Commission, the FERC and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of natural gas and oil and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

To the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to use of such capacity. Any failure on our part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases”, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, in October 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including sources emitting more than 25,000 tons of GHGs on an annual basis, beginning in 2011 for emissions occurring in 2010. On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009”, also known as the “Waxman-Markey cap-and-trade legislation”, or ACESA. The purpose of ACESA is to control and reduce emissions of GHGs in the United States. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs, and President Obama has indicated that he supports legislation to control and reduce emissions of GHGs through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the CFTC to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The CFTC is considering whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. Separately, the House of Representatives adopted financial regulatory reform legislation on December 11, 2009, that among other things would impose comprehensive regulation on the over-the-counter (“OTC”) derivatives marketplace. This legislation would subject swap dealers and “major swap participants” to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants, and would provide the CFTC with authority to impose position limits in the OTC derivatives markets. A major swap participant generally would be someone other than a dealer who maintains a “substantial” net position in outstanding swaps, excluding swaps used for commercial hedging or for reducing or mitigating commercial risk, or whose positions create substantial net counterparty exposure that could have serious adverse effects on the financial stability of the U.S. banking system or financial markets. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the SDWA to repeal an exemption in the SDWA for the underground injection of hydraulic fracturing fluids near drinking water sources and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production, primarily in shale formations. Sponsors of the legislation have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, various state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas. If adopted, these regulatory initiatives and legislation could establish additional levels of regulation and other restrictions that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

Our drilling locations in the Powder River Basin are spaced primarily using 80-acre spacing. Producing wells located on the 80-acre spacing units contiguous with our drilling locations may drain the acreage underlying our wells. We do not operate these properties and have limited ability to exercise influence over operations for these properties. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control. Likewise, as a result of our dependence on the operator and other working interest owners for these projects, we are limited in our ability to drill wells to protect against drainage. Although there has not been a material number of offsetting wells drilled adjacent to our properties at this time, if a substantial number of productive wells are drilled on spacing units adjacent to our properties, they may decrease our revenue and could have an adverse impact on the economically recoverable reserves of our properties that are susceptible to such drainage.

Our Powder River Basin CBM wells typically have a shorter reserve life and lower rates of production than conventional natural gas wells, which may adversely affect our profitability and our ability to recognize proved reserves from this basin during periods of low natural gas prices.

The shallow coal from which we produce CBM in the Powder River Basin typically have a two to six year reserve life and have lower total reserves and produce at lower rates than most conventional natural gas wells. We depend on drilling a large number of wells each year to replace production and reserves in the Powder River Basin and to distribute operational expenses over a larger number of wells. A decline in natural gas prices could make certain wells uneconomical because production rates are lower on an individual well basis and may be insufficient to cover operational costs. The extended decline in gas prices through 2009 combined with the revised pricing methodology under the new SEC rules, described in more detail above, had a negative impact on our reserves in the Powder River Basin. As of December 31, 2009, we did not recognize any proved undeveloped reserves in the Powder River Basin because our proved undeveloped reserves in the Basin did not have a positive PV-10 value and were uneconomical as a result. Our proved developed reserves in the Basin had only nominal value at such date.

Approximately 85% of our natural gas and oil revenues and 89% of our total proved reserves as of and for the year ended December 31, 2009 were attributable to our properties in East Texas. Any disruption in production, development of proved reserves, or our ability to process and sell natural gas from this area would have a material adverse effect on our results of operations or reduce future revenues.

Our current production is geographically concentrated in East Texas. Production of the natural gas in East Texas could unexpectedly be disrupted or curtailed due to reservoir or mechanical problems. Our natural gas produced from this area contains levels of carbon dioxide and hydrogen sulfide that are above levels accepted by gas purchasers. This production must be treated by the purchaser. A majority of our East Texas production is processed by the purchaser. If the purchaser’s facilities ceased to operate, were destroyed or otherwise needed replacement, it could require 60 to 90 days to replace or repair these facilities. A 60 to 90 day curtailment of our East Texas production could reduce current revenues by an estimated $4.3 million to $6.4 million, before the impact of hedges, with a corresponding reduction in our cash flow. Moreover, an unexpected delay in developing proved reserves in this area due to capital constraints or changes in development plan could reduce future revenues.

There are a limited number of natural gas purchasers and transporters in the Hilltop area of East Texas. The loss of our current purchaser and transporter and an inability to locate another purchaser and transporter would have a material adverse effect on our financial condition and results of operations.

There are a limited number of natural gas transporters in the Hilltop area in East Texas. For the year ended December 31, 2009, ETC accounted for substantially all of our revenues from this area. If ETC were to cease purchasing and transporting our natural gas and we were unable to contract with another transporter, it would have a material adverse effect on our financial condition, future cash flows and the results of operations.

Our ability to market our natural gas and oil may be impaired by capacity constraints on the gathering systems and pipelines that transport our natural gas and oil.

The availability of a ready market for our natural gas production, particularly in the Appalachian area, depends on the proximity of our reserves to and the capacity of natural gas gathering systems, pipelines and trucking or terminal facilities. We do not own or operate any natural gas lines or distribution facilities and rely on third parties to construct additional interstate pipelines to increase our ability to bring our production to market. We enter into agreements with companies that own pipelines used to transport natural gas from the wellhead to contract destination. Those pipelines are limited in size and volume of natural gas flow. Our Marcellus Shale production currently is subject to pipeline infrastructure and access constraints in the area. Numerous mid-stream pipeline projects have been proposed for the area, but until such projects are completed, we will likely continue to incur delays in getting our Marcellus Shale production to sales. Our development of Marcellus Shale properties may be limited or delayed. Should production begin, other outstanding contracts with other producers and developers could interfere with our access to a natural gas line to deliver natural gas to the market. Delays in the commencement of operations of new pipelines, the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise could have an adverse impact on our results of operations and financial condition. Further, interstate transportation and distribution of natural gas is regulated by the federal government through the FERC. FERC sets rules and carries out administratively the oversight of interstate markets for natural gas and other energy policy.

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

In recent years, pipeline capacity for natural gas deliveries out of the Rocky Mountain area has been, at times, significantly constrained resulting in an oversupply and creating substantial discounts on spot natural gas prices received for regional production. This has had a substantial impact on the prices received for natural gas production from Wyoming and Montana, as compared to Gulf Coast natural gas prices. While a recently completed interstate pipeline has alleviated the problem by providing access to the Midwest interstate pipelines and markets, the relief may be offset over time by the expected increase in supply of natural gas available in the Rocky Mountains.

Competition in the natural gas and oil industry is intense. We are smaller and have less operating history than many of our competitors, and increased competitive pressure could adversely affect our results of operations.

We operate in a highly competitive environment. We compete with other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated natural gas and oil companies, numerous independent natural gas and oil companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have substantially larger operating staffs and greater capital resources than we do and, in many instances, have been engaged in the natural gas and oil business for a much longer time than we have. These companies may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase more properties and prospects than our financial and human resources permit. In addition, these companies may be able to spend more on the existing and changing technologies that we believe are and will be increasingly important to the current and future success of natural gas and oil companies. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. Increased competitive pressure could have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

We have entered into New York Mercantile Exchange (“NYMEX”) futures contracts as hedges on 6.8 Bcf of natural gas production in 2010. Although these hedges may partially protect us from by declines in natural gas prices, the use of these arrangements also may limit our ability to benefit from significant increases in the prices of natural gas.

Exchange rate fluctuations subject us to unique risks.

As a result of our monetary deposits in Australian dollars, we are exposed to the impact of fluctuations in the exchange rate between the Australian dollar and the U.S. dollar. Currently, we have only minimal exposure to Canadian currency fluctuations, as almost all of our current revenues and expenses are in U.S. dollars.

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

As of December 31, 2009, Chesapeake Energy Corporation owned approximately 13.6% of our outstanding common shares. As a result, Chesapeake is in a position to heavily influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of or amendment to provisions in our Amended and Restated Articles of Incorporation, Bylaws and the approval of mergers and other significant corporate transactions. Their high level of ownership may also delay, defer or prevent a change in control of us and may adversely affect the voting and other rights of other shareholders. Chesapeake has the right to have an observer present at our board of directors meetings.

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

Two of our directors are citizens of Canada. As a result, it may be difficult or impossible to effect service of process within the United States upon those directors, to bring suit against them in the United States or to enforce in the United States courts any judgment obtained there against them predicated upon any civil liability provisions of the United States federal securities laws. Investors should not assume that Canadian courts will enforce judgments of United States courts obtained in actions against those directors predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States or will enforce, in original actions, liabilities against those directors upon the United States federal securities laws or any such state securities or blue sky laws.

Risks Related to Our Common Shares

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

Unlike most corporations formed in the United States, our Amended and Restated Articles of Incorporation chartered under the laws of the Province of Alberta, Canada permit the board of directors to issue an unlimited number of new common shares without shareholder approval, subject only to the rules of the NYSE Amex LLC or any future exchange on which our common shares might trade. The issuance of a large number of common shares could be affected by our directors to thwart a takeover attempt or offer for us by a third party, even if doing so would not benefit our shareholders, which could result in the common shares being valued less in the market. The issuance or the threat of issuance of a large number of common shares at prices that are dilutive to the outstanding common shares could also result in the common shares being valued less in the market.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist primarily of natural gas and oil leases in the following areas:

•	Hilltop area of East Texas;

•	Marcellus Shale in West Virginia and southwestern Pennsylvania; and

•	Powder River Basin in Wyoming and Montana.

Additional information concerning our interests in these areas is described under “Item 1—Business”.

Production, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and selected data per Mcfe associated with our sales of natural gas and oil for the periods indicated. Oil and condensate are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil or condensate is the energy equivalent of six Mcf of natural gas.

	For the Years Ended December 31,
	2009	2008	2007
Production:
Natural gas (MMcf)	9,266	8,482	6,576
Oil (MBbl)	4	5	7
Total (MMcfe)	9,291	8,510	6,621

Natural gas (MMcfd)	25.4	23.2	18.0
Oil (MBod)	0.0	0.0	0.1
Total (MMcfed)	25.5	23.3	18.1

Average sales prices before hedging activity:
Natural gas (per Mcf)	$3.06	$6.92	5.18
Oil (per Bbl)	$54.46	$98.39	66.17

Average sales prices after realized hedging activity:
Natural gas (per Mcf) (1)	$4.36	$6.63	5.18
Oil (per Bbl)	$54.46	$98.39	66.17

Selected data per Mcfe:
Lease operating, transportation and selling expenses and severance tax	$0.92	$1.28	1.32
General and administrative expenses	$1.68	$1.68	2.55
Depreciation, depletion and amortization of natural gas and oil properties	$1.77	$2.87	3.24

(1)	We had no hedging instruments on 2007 natural gas volumes.

Drilling Activity

The following table shows our drilling activity for the periods indicated. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	For the Years Ended December 31,
	2009		2008
	Gross	Net	Gross	Net
Exploratory wells:
Productive	9	8.6	9	7.2
Non-productive	—	—	—	—

Total	9	8.6	9	7.2

Development wells:
Productive	2	1.2	9	4.6
Non-productive	—	—	—	—

Total	2	1.2	9	4.6

Exploration and Development Acreage

The following table sets forth our ownership interest in undeveloped and developed acreage in the areas indicated where we own a working interest as of December 31, 2009. Gross acreage represents the total number of acres in which we own a working interest. Net acreage represents our proportionate working interest resulting from our ownership in gross acres.

	Undeveloped Acreage		Developed Acreage
	Gross	Net	Gross	Net
Hilltop area, East Texas	20,838	9,876	7,349	4,477
Appalachia, West Virginia and Pennsylvania (1)	37,166	33,842	1,641	1,618
Powder River Basin, Wyoming and Montana	22,125	9,483	18,615	7,737
Other	2,448	2,448	—	—

Total	82,577	55,649	27,605	13,832

(1)	We believe that substantially all of our Appalachia acreage is prospective for the Marcellus Shale.

Undeveloped Acreage Expirations

The table below summarizes by year our undeveloped acreage scheduled to expire.

As of December 31,	Net Acres	% of Total Undeveloped
2010	13,241	24%
2011	8,468	15%
2012	4,887	9%
2013	19,934	36%
2014 and later	2,068	4%

We have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years. As is customary in the natural gas and oil industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the primary term of such a lease. In the Appalachian area, we have drilled 15 wells in shallower Devonian formations, which will retain for the life of production our interest in certain undeveloped acreage for possible future deeper drilling in the Marcellus Shale. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed acreage to expire and may allow additional acreage to expire in the future.

Of the 13,241 acres expiring in 2010, we are currently focusing on the expiring acreage in the Hilltop and Appalachia areas, where approximately 2,503 and 7,071 acres are scheduled to expire in 2010, respectively. We have already extended or in the process of extending the 2,503 acres in East Texas. In the Appalachia area, we have already extended or in the process of extending approximately 3,355 acres, with current plans of either divesting the remaining 3,716 acres or letting such leases expire. In the Powder River Basin area, 1,219 acres are expiring in 2010, of which 1,033 acres have been extended by post 2009 year-end drilling and the remaining 186 acres are scheduled to expire. We do not have any plans to retain the other 2,448 acres expiring in 2010 as such acreage is not in a focus area.

Productive Wells

The following table sets forth our working interest ownership in productive wells in the areas indicated as of December 31, 2009. Gross represents the total number of wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross wells. Productive wells are wells that currently are capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well.

	Productive Wells
	Natural Gas		Oil		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Hilltop area, East Texas	21	14.2	3	3.0	24	17.2
Appalachia, West Virginia and Pennsylvania (1)	22	19.9	—	—	22	19.9
Powder River Basin, Wyoming and Montana	505	221.9	—	—	505	221.9

Total United States	548	256.0	3	3.0	551	259.0

(1)	Includes 1 gross vertical Marcellus Shale well, and remainder are primarily shallow Devonian shale wells.

Natural Gas and Oil Reserves

Reserve Estimation

In December 2008, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and natural gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. The new rules expand the definition of natural gas and oil producing activities to include the extraction of saleable hydrocarbons from oil sands, shale, coal beds or other nonrenewable natural resources that are intended to be upgraded into synthetic natural gas or oil, and activities undertaken with a view to such extraction. The use of new technologies is now permitted in the determination of proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. Other definitions and terms were revised, including the definition of proved reserves, which was revised to indicate that entities must use the unweighted average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than the end-of-period price, when estimating whether reserve quantities are economical to produce. Likewise, the unweighted 12-month average price is now used to compute depreciation, depletion and amortization. Another provision of the new rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking.

The new reserve rules resulted in the use of lower prices at December 31, 2009 for both natural gas and oil than would have resulted under the previous rules. Use of the new unweighted 12-month average pricing rules at December 31, 2009 resulted in a downward adjustment of approximately 11,300 MMcfe to our total proved reserves as of December 31, 2009, as compared to the old year-end prices rule.

Third Party Review of Reserves Estimates

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. A copy of NSAI’s summary reserve report is included as Exhibit 99.1 to this Form 10-K.

Within NSAI, the technical persons primarily responsible for preparing the reserves estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. William (Bill) J. Knights. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. He is a Registered Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Knights has been practicing consulting petroleum geology at NSAI since 1991. He is a Certified Petroleum Geologist and Geophysicist in the State of Texas (License No. 1532) and has over 29 years of practical experience in petroleum geosciences, with over 19 years experience in the estimation and evaluation of reserves. He graduated from Texas Christian University in 1981 with a Bachelor of Science Degree in Geology and in 1984 with a Master of Science Degree in Geology. Both technical principals meet or exceed the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimates

Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

We maintain an internal technical team consisting of our Senior Reservoir Engineer and several geoscience professionals, who work closely with NSAI to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserve review and estimation process. Throughout the year, our internal technical team meets regularly with representatives of NSAI to review properties and discuss methods and assumptions used in NSAI’s preparation of the year-end reserve estimates. We provide historical information to NSAI for our largest producing properties, including with respect to ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. NSAI performs an independent analysis and differences are reviewed with our senior management. In some cases, additional meetings are held to review additional reserve work performed by our technical team related to any identified reserve differences. Historical variances between our internal reserve estimates and NSAI’s estimates have been less than 5%. In addition, our Board of Directors has a reserves review committee, which is chaired by an independent director. The reserves review committee meets at least once a year and is specifically designated to review the year-end reserve reporting and the reserve estimation process, while our senior management reviews and approves any internally estimated significant changes to our proved reserves on a quarterly basis. The year-end NSAI reserve report is reviewed by the reserves review committee, together with representatives of NSAI and our internal technical team.

Since 2006, all of our reserve estimates have been reviewed and approved by our Senior Reservoir Engineer, who reports directly to our Chief Financial Officer. Our Senior Reservoir Engineer attended Texas A&M University and graduated in 1978 with a Bachelor of Science degree in Reservoir Engineering and has been involved in evaluations and the estimation of reserves and resources for over 27 years. During the year, our technical team may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operation conditions. We did not file any reports during the year ended December 31, 2009 with any federal authority or agency with respect to our estimate of oil and gas reserves.

Technologies Used in Reserves Estimation

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. The SEC’s new rules expanded the technologies that a company can use to establish reserves. The SEC now allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To achieve reasonable certainty, our technical team employs technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, empirical evidence through drilling results and well performance, well logs, geologic maps and available downhole and production data, seismic data, well test data and reservoir simulation modeling.

Estimated Proved Reserves

Our proved reserve information as of December 31, 2009 included in this Form 10-K was estimated by NSAI in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

In accordance with new SEC regulations, which were effective as of December 31, 2009, estimates of our proved reserves and future net revenues as of December 31, 2009 are made using benchmark prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for natural gas and oil prices (“new SEC pricing”). Key natural gas prices utilized are Henry Hub price of $3.87 per MMBtu, Katy Hub price of $3.68 per MMBtu and CIG price of $3.04 per MMBtu and an oil price of $57.65 per barrel. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees, and regional price differentials. Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated significantly in recent years. All of our proved reserves are located within the United States.

The following table summarizes our estimated proved reserves as of December 31, 2009 using new SEC pricing.

	Total Proved Reserves as of December 31, 2009 (1)
	Producing	Non-producing	Undeveloped	Total
Natural gas (MMcf)	28,759	6,769	13,005	48,533
Oil (MBbls)	17	17	33	67
Total proved reserves (MMcfe)	28,859	6,871	13,203	48,933
Standardized measure of discounted future net cash flow (in thousands)	$31,662	$7,095	$6,866	$45,623

(1)	The above table is based on the new SEC pricing guidelines. Key natural gas prices utilized are Henry Hub price of $3.87 per MMBtu, Katy Hub price of $3.68 per MMBtu and CIG price of $3.04 per MMBtu and an oil price of $57.65 per barrel.

Pricing Assumptions

In accordance with the new SEC pricing, our December 31, 2009 report of estimated proved reserves and future net revenues were made using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees and regional price differentials.

The following table summarizes our proved reserves by geographic area using the new SEC pricing as of December 31, 2009:

SEC Pricing Case Proved Reserves (1)

	Natural Gas (MMcf)	Oil (MBbls)	MMcfe	% Proved Developed	PV10 (2) (in thousands)
Hilltop area, East Texas	43,686	9	43,741	72%	$41,368
Appalachia, West Virginia and Pennsylvania	2,350	58	2,695	66%	$3,874
Powder River Basin, Wyoming and Montana	2,497	—	2,497	100%	381

Total	48,533	67	48,933	73%	$45,623

(1)	The SEC Case assumptions were based on new SEC pricing guidelines. Key natural gas prices utilized are Henry Hub price of $3.87 per MMBtu, Katy Hub price of $3.68 per MMBtu and CIG price of $3.04 per MMBtu and an oil price of $57.65 per barrel.

(2)	PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves. PV-10 is a non-US GAAP financial measure because it excludes the effects of income taxes. We believe that PV-10 is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may use the measure as a basis for comparison of the relative size and value of our reserves to other companies. PV-10 should not be considered as an alternative to standardized measure of discounted future net cash flows as defined under US GAAP. We presently have approximately $49.4 million of foreign tax credits carryforwards for Federal income tax purposes. Based on these carryforwards and current and future property tax basis, no future taxes payable have been included in the determination of discounted future net cash flows.

In addition to the SEC Pricing Case proved reserves, NSAI also prepared estimates of our year-end proved reserves using two sets of alternative commodity price assumptions as of December 31, 2009.

Flat Pricing Case Proved Reserves (1)

	Natural Gas (MMcf)	Oil (MBbls)	MMcfe	% Proved Developed	PV10 (2) (in thousands)
Hilltop area, East Texas	48,664	11	48,729	72%	$99,244
Appalachia, West Virginia and Pennsylvania	2,595	58	2,947	67%	$7,361
Powder River Basin, Wyoming and Montana	8,584	—	8,584	37%	6,051

Total	59,843	69	60,260	67%	$112,656

(1)

The December 31, 2009 Flat Pricing Case assumptions were based on the posted spot prices as of December 31, 2009 for both oil and gas, adjusted by lease in accordance with sales contracts, quality, transportation, compression and gathering fees, and regional price differentials. All prices were held constant through the lives of the properties. This pricing methodology is similar to that used by the SEC prior to the introduction of the new SEC pricing on December 31, 2009. Key natural gas prices utilized are Henry Hub price of $5.79 per MMBtu, Katy Hub price of $5.72 per MMBtu and CIG price of $5.54 per MMBtu and an oil price of $76.00 per barrel. We presently have approximately $49.4 million of foreign tax credits carryforwards for Federal income tax purposes. Based on these carryforwards and current and future property tax basis, no future taxes payable have been included in the determination of discounted future net cash flows.

NYMEX Strip Pricing Case Proved Reserves (1)

	Natural Gas (MMcf)	Oil (MBbls)	MMcfe	% Proved Developed	PV10 (2) (thousands)
Hilltop area, East Texas	50,813	12	50,885	71%	$114,004
Appalachia, West Virginia and Pennsylvania	2,764	59	8,349	25%	$9,726
Powder River Basin, Wyoming and Montana	9,467	—	9,467	34%	9,910

Total	63,044	71	68,701	60%	$133,640

(1)	The NYMEX Strip Pricing Case assumptions were based on the forward closing prices on the New York Mercantile Exchange for crude oil and natural gas as of December 31, 2009. For gas volumes, the price was based on a Henry Hub natural gas price, which increased from $5.79 per MMBtu to $8.51 per MMBtu over the life of the properties and was adjusted by lease in accordance with sales contracts, quality for energy content, transportation fees, and regional price differentials. For oil, the price was based on a crude oil price which increased from $81.95 per Bbl to $98.50 per Bbl during the life of the properties and was adjusted by lease for contract terms, energy content, transportation fees, and regional price differentials, (together the “NYMEX Case”). We presently have approximately $49.4 million of foreign tax credits carryforwards for Federal income tax purposes. Based on these carryforwards and current and future property tax basis, no future taxes payable have been included in the determination of discounted future net cash flows.

Proved Undeveloped Reserves (“PUDs”)

As of December 31, 2009, our PUDs totaled 13.2 Bcfe of natural gas equivalent. Approximately 93% of our PUDs at year-end 2009 were associated with East Texas and 7% to our Marcellus Shale area. The December 31, 2009 PUDs consisted of two gross (net 1.3) wells in East Texas and two gross (net 2.0) vertical wells in the Marcellus Shale. During 2009, we converted 6.6 Bcfe of PUD reserves to proved developed reserves, added new PUD reserves of 2.1 Bcfe and had negative revisions of PUDs of 5.7 Bcfe, primarily due to changes in commodity prices, including negative revisions of approximately 2.4 Bcf in the Powder River Basin that were rendered uneconomic under the new SEC pricing. Costs incurred relating to the development of PUDs were approximately $9.9 million in 2009. Estimated future development costs relating to the development of 2009 year-end PUDs is $15.1 million of which 2010 and 2011 expenditures are $8.5 million and $6.3 million, respectively. All PUDs are scheduled to be drilled by 2014.

Item 3.	Legal Proceedings

Information about our legal proceedings is set forth in Note 17, “Commitments and Contingencies—Litigation” to our consolidated financial statements, which begin on page F-1.

Item 4.	Removed and reserved for future use.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the NYSE Amex LLC under the symbol “GST” and until July 6, 2009 on the Toronto Stock Exchange under the symbol “YGA”. On July 6, 2009, we voluntarily delisted our common shares on the Toronto Stock Exchange. The following table sets forth the high and low sale prices of our common shares as reported on the NYSE Amex LLC.

	NYSE Amex
	High	Low
2009:
Fourth quarter	$5.06	$4.12
Third quarter	$5.13	$1.90
Second quarter	$3.20	$1.85
First quarter	$3.95	$2.10
2008:
Fourth quarter	$6.50	$0.40
Third quarter	$13.60	$5.80
Second quarter	$13.75	$5.75
First quarter	$7.55	$4.50

The last reported sale price of our common shares on the NYSE Amex on March 24, 2010 was $4.98.

Shareholders

As of March 24, 2010, there were 466 shareholders of record who owned our common shares.

Dividends

We have never declared or paid any cash dividends on our common shares. We anticipate that we will retain future earnings, if any, to satisfy our operational and other cash needs and do not anticipate paying any cash dividends on our common shares in the foreseeable future. In addition, our revolving credit facility, prohibits us from paying cash dividends as long as such debt remains outstanding. Pursuant to the provisions of the Business Corporations Act (Alberta), we are prohibited from declaring or paying a dividend if there are reasonable grounds for believing that (1) we are, or would after the payment be, unable to pay our liabilities as they become due or (2) the realizable value of our assets would thereby be less than the aggregate of our liabilities and stated capital of all classes.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

All of our equity securities sold during the year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended, have been previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.	Selected Financial Data

The following table presents selected historical financial data as of and for the periods indicated. The selected consolidated financial data are derived from our audited consolidated financial statements.

	As of and For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Loss:
Revenues	$32,869	$63,219	$34,565	$26,765	$27,442
Loss from operations	$(76,930)	$(976)	$(42,514)	$(71,070)	$(10,963)
Net income (loss)	$48,846	$(5,361)	$(30,540)	$(84,839)	$(25,692)
Income (loss) per share
Basic	$1.06	$(0.13)	$(0.75)	$(2.50)	$(0.99)
Diluted	$1.06	$(0.13)	$(0.75)	$(2.50)	$(0.99)
Weighted average common shares outstanding:
Basic	46,103	41,420	40,566	34,003	25,880
Diluted	46,166	41,420	40,566	34,003	25,880

Consolidated Balance Sheet:
Property plant and equipment, net	$162,661	$252,527	$157,120	$160,826	$165,347
Total assets	$296,238	$288,437	$261,750	$228,889	$240,128
Long-term liabilities	$18,371	$5,095	$137,076	$98,627	$105,410
Total shareholders’ equity	$164,896	$101,582	$95,269	$98,342	$120,776

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as shale resource plays. We are pursuing natural gas exploration in the deep Bossier gas play in the Hilltop area of East Texas and the Marcellus Shale in the Appalachia area of West Virginia and central and southwestern Pennsylvania. We also conduct CBM development activities within the Powder River Basin of Wyoming and Montana. We are a Canadian corporation incorporated in Alberta in 1987. We are publicly traded on the NYSE Amex under the ticker symbol “GST”.

As a result of the sale of our Australian operations in July 2009, our current operational activities are conducted exclusively in the United States, and we have no long lived assets outside of the United States. Our major assets consist of approximately 28,200 gross (14,400 net) acres in the Bossier play in the Hilltop area of East Texas, approximately 38,800 gross (35,500 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania and approximately 40,700 gross (17,200 net) acres in the Powder River Basin of Wyoming and Montana. During the past three years, we spent approximately $263.0 million in acreage, seismic, capitalized interest, drilling advances, reserve acquisition and exploratory and development drilling on this acreage. We have not attained positive net income from operations in the past three years. There can be no assurance that operating income and net earnings will be achieved in future periods. Our efforts over the past three years have resulted in significant growth in production. As we continue the exploitation and development drilling in the Hilltop area and in Appalachia, we expect to show further improvement in our operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying consolidated financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

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

Full Cost Method of Accounting

We follow the full cost method of accounting for natural gas and oil operations, whereby all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. Currently, our only cost center is the United States. These costs include land acquisition costs attributable to proved reserves, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.

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

In applying the full cost method at December 31, 2009, we perform a quarterly ceiling test on the cost center properties whereby the net cost of natural gas and oil properties, net of related deferred income taxes (“net cost”), is limited to the sum of the estimated future net revenues from our proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for natural gas and oil prices held constant, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects (“ceiling”). If the net cost exceeds the ceiling, an impairment loss is recognized for the amount by which the net cost exceeds the ceiling and is shown as a reduction in natural gas and oil properties and as additional depletion. Proceeds from a sale of natural gas and oil properties will be applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion or amortization.

Natural Gas and Oil Reserves

Nature of Critical Estimate Item.    All of the reserves data in this Form 10-K are estimates. Estimates of our crude oil and natural gas reserves were prepared in accordance with guidelines established by the SEC, including the recent rule revisions designed to modernize the oil and gas company reserves reporting requirements and which we adopted effective December 31, 2009. Our estimate of proved reserves is based on the quantities of natural gas and oil which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Uncertainties include the projection of future production rates and the expected timing of development expenditures. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may vary considerably from actual results. In addition, as prices and cost levels change from year-to-year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, economic producibility of reserves is dependant on the oil and gas prices used in the reserves estimate. We based our December 31, 2009 reserves estimates on a 12-month unweighted average of the first-day-of-the month price, in accordance with SEC rules. However, oil and gas prices are volatile and, as a result, our reserves estimates will change in the future. Despite the inherent imprecision in these engineering estimates, our proved reserve volumes and values are used to calculate depletion and impairment provisions.

“Ceiling” Limitation Test—The full cost method of accounting for natural gas and oil properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the present value of estimated future cash flow from proved natural gas and oil reserves reduced by future operating expenses, development expenditures, abandonment costs (net of salvage) to the extent not included in oil and gas properties pursuant to authoritative guidance and estimated future income taxes thereon. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of natural gas and oil properties is not reversible at a later date even if natural gas and oil prices increase. A ceiling impairment of $68.7 million, $14.2 million and $28.5 million were required at December 31, 2009, 2008 and 2007, respectively. The calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect are held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on historical average prices and costs in effect at the time of evaluation. In 2009, the key natural gas prices utilized were Henry Hub price of $3.87 per MMBtu, Katy Hub price of $3.68 per MMBtu and CIG price of $3.04 per MMBtu and an oil price of $57.65 per barrel.

The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full cost ceiling impairment. A 10% decrease in prices would have reduced our ceiling impairment cushion by approximately $11.4 million. A 10% increase in prices would have increased our ceiling impairment cushion by approximately $11.5 million.

Assumptions/Approach Used.    Units-of-production method is used to amortize our natural gas and oil properties. A change in the quantity of reserves could significantly impact our depletion expense. A reduction in proved reserves, without a corresponding reduction in capitalized costs, will increase our depletion rate.

Effect if different assumptions used.    A 10% increase in reserves would have decreased our depletion expense for the year ended December 31, 2009 by approximately $186,000, while a 10% decrease in reserves would have increased our depletion expense by approximately $226,000.

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

Assumptions/Approach Used.    At December 31, 2009, we had $132.7 million allocated to unproved property costs, which was comprised primarily of unevaluated acreage costs. The unproven property costs are evaluated by the technical team and management to determine whether the property has potential attributable reserves. Therefore, the assessment made by our technical team and management of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if different assumptions used.    A 10% increase or decrease in the unproved property balance would have increased or decreased our impairment cushion by approximately $12.4 million, respectively, for the year ended December 31, 2009.

Asset Retirement Obligation

Nature of Critical Estimate Item.    We have certain obligations to remove tangible equipment and restore land at the end of natural gas and oil production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Pursuant to the Financial Statements Accounting Board guidance, we estimate asset retirement costs for all of our assets, inflation adjust those costs to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an asset retirement obligation, or ARO, liability in that amount with a corresponding addition to our capitalized cost. We then accrete the liability quarterly using the period-end effective credit-adjusted-risk-free rate. As new wells are drilled or purchased, their initial asset retirement cost and liability is calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When wells are sold the related liability and asset costs are removed from the balance sheet.

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

Effect if different assumptions used.    There are many variables in estimating AROs. We primarily use the remaining estimated useful life from the year-end independent reserve in estimating when abandonment could be expected for each property as an estimate based on field or industry practices. We expect to see our calculations impacted significantly if interest rates move from their current levels, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. Our technical team developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well’s plugging cost to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of an inflation factor and a discount factor, could differ from actual results, despite all our efforts to make an accurate estimate.

Capitalized Interest

We capitalize interest on assets not being amortized.    We capitalize interest on assets not being amortized, such as our drilling in progress expenditures and unproven natural gas and oil properties. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for drilling and unproved property expenditures then they would have been used to pay off other debt. We use our best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. The primary debt instruments included in the rate calculation of capitalized interest incurred for the year ended December 31, 2009 were our revolving credit facility, $25.0 million term loan and 12 3/4% senior secured notes. Currently, we only capitalize interest on our revolving credit facility. The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period. To qualify for interest capitalization, we must continue to make progress on the development of the assets. Capitalized interest costs were approximately $10.8 million, $12.2 million and $1.9 million for 2009, 2008 and 2007, respectively.

Stock-Based Compensation

Nature of Critical Estimate Item.    We report compensation expense for stock options and restricted common shares granted to officers, directors and employees using the fair value method and recognition provisions of the modified prospective method. Stock-based compensation costs are recorded over the requisite service period, which approximates the vesting period.

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

For the Year Ended December 31, 2009
Expected volatility	59.3% – 60.2%
Expected life (in years)	6.25
Expected forfeitures	6.5%

Effect if different assumptions used.    A 10% increase or decrease in the volatility rate would increase or decrease our stock based compensation for the year ended December 31, 2009 by approximately 6.4% and 6.6%, respectively. A 10% increase or decrease in expected life would increase or decrease our stock based compensation expense for the year ended December 31, 2009 by approximately 4.3% and 4.0%, respectively. A 10% increase or decrease in forfeiture rate would have a corresponding impact on our stock based compensation expense for the year ended December 31, 2009.

Fair Value

We maintain a commodity-price risk-management strategy that uses derivative instruments to minimize significant fluctuations that may arise from volatility in commodity prices. We use natural gas costless collars, index swaps, basis swaps and put options to hedge commodity price risk. We carry all derivative assets and liabilities at fair value.

We determine the fair market values of financial instruments based on the fair value hierarchy established by the FASB. We utilize third-party broker quotes to access the reasonableness of forward commodity prices, volatility factors, discount rates and the valuation techniques used to measure the fair value of our derivative assets and liabilities, which are all traded in the over-the-counter market. We incorporate counterparty credit risk and our own credit risk within the fair value measurement of derivative assets and liabilities, respectively. Credit adjustments, if any, are applied to fair value measurements based on the historical default probabilities of the respective credit ratings assigned to the debt of our counterparties and to us, as published by the independent credit rating agencies.

We currently utilize derivative instruments which are placed with a multinational energy company or large financial institutions, which are not known to be in default on their derivative positions. As such, we are exposed to credit risk to the extent of nonperformance by the counterparty in the derivative contracts; however, we believe credit risk is minimal and do not anticipate such nonperformance by such counterparties.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements, which begin on page F-1.

For information about production volumes, prices of natural gas and oil and selected operating expenses, see Item 2. Properties—Production, Prices and Operating Expenses.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Revenues.    Natural gas and oil revenues were $40.6 million for the year ended December 31, 2009, down 28% from $56.7 million for the year ended December 31, 2008. Average daily production on an equivalent basis was 25.5 MMcfe per day in 2009, compared to 23.3 MMcfe per day in 2008. This decrease in revenues was the result of a 34% decrease in prices, partially offset by a 9% increase in production, primarily due to our Bossier drilling and recompletion activity. During 2009, our East Texas production averaged 21.8 MMcfe per day compared to 2008 production of 17.4 MMcfe per day, a 25% increase. Production in Wyoming and other areas declined by approximately 38%, primarily due to lower Wyoming production resulting from reductions in compression and no new Wyoming wells being drilled in 2009.

During 2009, approximately 72% of our total natural gas production was hedged. The realized effect of hedging on natural gas and oil revenues for the year ended December 31, 2009 was an increase of $12.0 million in revenues, resulting in an increase in total natural gas price received from $3.06 per Mcf to $4.36 per Mcf.

Unrealized natural gas hedge loss of $7.8 million represents the mark-to-market impact of our derivative contracts outstanding at December 31, 2009. Effective October 1, 2008, we elected to discontinue hedge accounting on all then existing and future derivative contracts.

Production taxes.    We reported production taxes of approximately $439,000 for the year ended December 31, 2009, down from $1.3 million for the year ended December 31, 2008. The decrease was the result of lower revenues in Wyoming due to lower gas prices and production.

Lease operating expenses.    We reported lease operating expenses of $6.6 million for the year ended December 31, 2009, down from $7.6 million for the year ended December 31, 2008. This decrease was primarily due to lower costs in Wyoming and lower non-recurring workover expense. Our lease operating expenses were $0.71 per Mcfe for the year ended December 31, 2009, down 20% from $0.89 per Mcfe for the comparable period in 2008. Excluding workover expense and other non-recurring costs our lease operating expenses were $0.62 per Mcfe for the year ended December 31, 2009, compared to $0.76 per Mcfe for the same period in 2008.

	Lease Operating Expense For the Year Ended December 31, 2009		Lease Operating Expense For the Year Ended December 31, 2008		% Increase/ (Decrease)
	(in thousands)	($ per Mcfe)	(in thousands)	($ per Mcfe)	($ per Mcfe)
Hilltop area, East Texas	$4,022.8	$0.50	$4,514.7	$0.71	(29)%
Other	2,549.1	$1.93	3,052.3	$1.43	35%

Total	$6,571.9	$0.71	$7,567.0	$0.89	(20)%

The 29% decrease in per Mcfe for 2009 for East Texas was primarily the result of higher volumes and lower non-recurring workover costs. Workover costs in East Texas for 2009 and 2008 were $344,000 and $1.1 million, or $0.04 and $0.17, respectively. The 35% increase in “Other” was primarily related to Powder River Basin CBM production declines.

Transportation and treating.    We reported transportation expenses of $1.5 million for the year ended December 31, 2009, down from $2.0 million for the year ended December 31, 2008. This decrease reflected lower CBM production volumes in Wyoming partially related to the release of certain compressors as part of a program to reduce overall lease operating costs. Our Powder River Basin CBM production decreased from 5.5 MMcf in 2008 to 3.2 MMcf in 2009. The decrease in Wyoming was partially offset by gathering charges in Texas under the Hilltop Gathering Agreement effective November 2009.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization was $16.5 million for the year ended December 31, 2009, down from $24.5 million for the year ended December 31, 2008. The decrease in DD&A expense was the result of a 38% decrease in DD&A rate per Mcfe partially offset by a 9% increase in production, primarily attributable to new East Texas wells drilled and recompleted during 2009. The DD&A rate for the year ended December 31, 2009 was $1.77 per Mcfe, as compared to $2.87 for the comparable period in 2008. The decrease in rate is primarily due to lower proved costs due to additional ceiling impairments and gathering sales proceeds, partially offset by lower proved reserves due to a 35% decline in natural gas prices between the periods. The decrease in natural gas prices resulted in lower economic reserve limits thus reducing total reserves.

Impairment of natural gas and oil properties.    Impairment of U.S. natural gas and oil properties was $68.7 million for the year ended December 31, 2009, compared to $14.2 million for the year ended December 31, 2008. The 2009 impairment was the result of a significant decline in natural gas prices at March 31, 2009. Henry Hub natural gas prices at March 31, 2009 declined 37% from December 31, 2008 prices resulting in estimated future net revenues being based on a weighted average price of $2.64, held constant, discounted at 10% plus unproven properties at historical costs. The 2008 impairment is the result of net natural gas and oil property costs, as adjusted, exceeding the sum of estimated future net revenues using the weighted average price of $4.56 per Mcf at December 31, 2008, held constant, discounted at 10% plus unproven properties at historical costs.

General and administrative.    We reported general and administrative expenses of $15.6 million for the year ended December 31, 2009, up from $14.3 million for the year ended December 31, 2008. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $3.5 million and $3.1 million for the years ended December 31, 2009 and 2008, respectively. This increase in stock-based compensation expense was due to the March 2009 payment of 2008 management bonuses of $801,000 in vested restricted common shares in lieu of cash bonuses. Excluding stock-based compensation expense, general and administrative expense increased $932,000 to $12.1 million for the year ended December 31, 2009. This increase was primarily due to higher legal costs of $1.8 million related to ongoing litigation matters and the inclusion of $1.1 million of performance bonus related to the successful sale of the Australian assets partially offset by lower personnel costs and the payment of 2008 management bonuses in restricted common shares.

Interest expense.    We reported interest expense of $4.0 million for the year ended December 31, 2009, compared to $5.9 million for the year ended December 31, 2008. Interest expense excludes $10.8 million and $12.2 million of capitalized interest in 2009 and 2008, respectively, which related to capital expenditures for undeveloped projects in Texas, West Virginia, southwestern Pennsylvania and Australia. Excluding capitalized interest, interest expense decreased $3.3 million in 2009 due to the payoff of substantially all outstanding debt in conjunction with the sale of our Australian assets in July 2009.

Early extinguishment of debt.    In conjunction with the repayment of the revolving credit facility, the $25 million term loan and the 12 3/4% senior secured notes we reported debt extinguishment expense of $15.9 million for the year ended December 31, 2009, comprised of $8.9 million of early prepayment penalty on the $25.0 million term loan and the 12 3/4% senior secured notes and $7.0 million of unamortized deferred financing costs on the debt retired.

Gain on sale of unproved properties.    In July 2009, we sold our non-producing Australian assets, for approximately $250.4 million, including gross reserve certification target proceeds, before transaction costs of approximately $1.5 million, resulting in a pre-tax gain on sale of $211.2 million.

Warrant derivative loss.    For the year ended December 31, 2009, we reported a $205,000 non-cash loss related to the fair value remeasurement of our warrants outstanding.

Foreign transaction gain (loss).    We reported a foreign transaction gain of $3.8 million for the year ended December 31, 2009, compared to a loss of $74,000 for the year ended December 31, 2008. The increase in foreign transaction gain was due to an increase in Australian denominated cash and term deposits partially offset by Australian denominated taxes payable liability.

Provision for income taxes.    We reported $70.3 million of income tax expense for the year ended December 31, 2009 primarily related to the $69.9 million of Australian income taxes on the sale of our Australian assets due on June 1, 2010. The U.S. tax provision of $375,000 represents one time withholding tax of $200,000 and $175,000 of state margin tax resulting from the Australia asset sale. We incurred no income tax expense for the year ended December 31, 2008.

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

Unrealized natural gas hedge income of $6.5 million represents the mark-to-market impact of our derivative contracts outstanding at December 31, 2008. Effective October 1, 2008, we elected to discontinue hedge accounting on all then existing and future derivative contracts.

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

	Lease Operating Expense For the Year Ended December 31, 2008		Lease Operating Expense For the Year Ended December 31, 2007		% Increase/ (Decrease)
	(in thousands)	($ per Mcfe)	(in thousands)	($ per Mcfe)	($ per Mcfe)
Hilltop area, East Texas	$4,514.7	$0.71	$3,411.5	$0.72	(2)%
Other	3,052.3	$1.43	2,872.9	$1.53	(6)%

Total	$7,567.0	$0.89	$6,284.4	$0.95	(6)%

At December 31, 2008, our proved reserves in the Hilltop area of East Texas represented 89% of our total proved reserves on a Mcfe basis. The 1% decrease in Mcfe for East Texas was primarily the result of higher volumes offset by higher non-recurring workover costs. Workover costs in East Texas for 2008 and 2007 were $1.1 million and $666,000 or $0.17 and $0.14, respectively.

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

Impairment of natural gas and oil properties.    Impairment of U.S. natural gas and oil properties was $14.2 million for the year ended December 31, 2008, compared to $28.5 million for the year ended December 31, 2007. The 2008 impairment is the result of net natural gas and oil property costs, as adjusted, exceeding the sum of estimated future net revenues using the weighted average price of $4.56 per Mcf at December 31, 2008, held constant, discounted at 10%, plus unproven properties at historical costs. The weighted average price in effect at December 31, 2007 was $6.08.

General and administrative.    We reported general and administrative expenses of $14.3 million for the year ended December 31, 2008, down from $16.9 million for the year ended December 31, 2007. This decrease in general and administrative expenses was primarily due to a $3.6 million allowance for doubtful accounts established for certain GeoStar receivables during the year ended December 31, 2007. Excluding the GeoStar allowance, general and administrative expenses for the year ended 2008 increased $1.0 million, primarily due to higher legal and personnel costs partially offset by lower stock-based compensation. Legal costs related to the GeoStar litigation totaled approximately $1.7 million for the year ended December 31, 2008, an increase of $829,000 from the same period in 2007. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $3.1 million and $3.9 million for the year ended December 31, 2008 and 2007, respectively.

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

Early extinguishment of debt.    We reported debt extinguishment expense of $15.7 million for the year ended December 31, 2007. This resulted from the expensing of a prepayment penalty of $3.7 million and deferred financing and debt discount costs of $12.0 million incurred related to $73.0 million of senior secured notes. The senior secured notes were repaid prior to maturity with the proceeds from the sale of $100.0 million of 12 3/4% senior secured notes in November 2007. There was no debt extinguishment in 2008.

Gain on sales of unproved properties.    In May 2007, we sold a portion of our undeveloped natural gas and oil acreage in the Hilltop area of East Texas for approximately $68.2 million before transaction costs of approximately $1.4 million, resulting in a gain on sale of $38.5 million.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under our revolving credit facility, and access to capital markets, to the extent available. The capital markets, as they relate to us, have been adversely impacted by the recent financial crisis, the possibility of a continuing world recession that may extend for a long period into the future, the potential lack of liquidity in the banking system and the potential unavailability and cost of credit. Though recently there has been some improvement in the capital markets, there is no guarantee that such will continue. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in natural gas and oil prices, drilling results and cash flow.

For the year ended December 31, 2009, we reported cash flow from operating activities of $13.4 million, net cash provided by investing activities of $126.3 million, including cash proceeds from the sale of assets, net of transaction costs, of $251.3 million, and net cash used by financing activities of $124.0 million. As a result of these activities, our cash and cash equivalents increased by $15.7 million, resulting in a December 31, 2009 balance of cash and cash equivalents of $21.9 million. Net cash provided by operating activities declined from 2008 primarily due to lower natural gas and oil revenues resulting from the decline in natural gas prices. Cash flow from investing activities increased primarily because of the gain on sale of natural gas and oil properties and lower capital costs. We also invested AU$78.0 million ($69.7 million) in a cash term deposit that will mature on June 1, 2010. The cash term deposit is denominated in Australian dollars and pledged to be used to pay the accrued foreign tax payable resulting from the sale of our Australian assets. The Australian tax is due and payable on June 1, 2010. During early 2009, our financing activities were primarily related to raising proceeds from issuances of $25.0 million in debt and issuance of $13.8 million of common shares. Later in 2009 we retired approximately $177.1 million of debt primarily due to the sale of our Australian unproved properties.

On July 13, 2009, Gastar Exploration New South Wales, Inc. (“Gastar New South Wales”) and Gastar Exploration USA, Inc. (“Gastar USA”), each a wholly-owned subsidiary, completed the sale of all our interest in Petroleum Exploration Licenses (“PEL”) 238 (including Petroleum Production License (“PPL”) 3), PEL 433, and PEL 434 in New South Wales, Australia and the concurrent sale of our common shares of Gastar Power, our wholly-owned subsidiary holding our 35% working interest in the Wilga Park Power Station, collectively referred to as the “Australian Assets”, to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. The sale was made pursuant to a definitive sale agreement dated July 2, 2009 by and among Gastar New South Wales, Gastar USA and Santos.

Including gross reserve certification target proceeds, the Australian Assets were sold for an aggregate purchase price of $250.4 million (AU$320.0 million), before transaction costs of $1.5 million, resulting in a gain on the sale of assets of $211.2 million. To date, we have received approximately $248.9 million (AU$318.0 million), excluding taxes and transaction expenses, and are scheduled to receive the balance upon receipt of certain government approvals. In the event such governmental approvals are not obtained by April 3, 2010, Santos could elect to retain the remaining approximate $1.8 million (AU$2.0 million) by taking all necessary actions to transfer the participating interests in PPL 3 back to Gastar New South Wales. The sale agreement also acknowledged our retention of rights to future cash payments of up to $10.0 million pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238. See Note 3, “Property Plant and Equipment—Sale of Petroleum Exploration Licenses 238, 433 and 434 and Repayment of Debt”.

We used the proceeds from the sale of the Australian Assets to (i) repay the $13.0 million then outstanding on our secured revolving credit facility, (ii) repay in full our $25.0 million term loan, (iii) repurchase all of our outstanding $100.0 million 12 3/4% senior secured notes due December 31, 2012 at a price of 106.375% of par, plus accrued and unpaid interest, (iv) repay, at par, an initial $10.3 million of our convertible subordinated debentures, and (v) repay the remaining $300,000 of our subordinated unsecured notes payable. See Note 5, “Long Term Debt”.

On November 16, 2009, we also completed the sale of all of our interest in the Hilltop gathering system, located in Leon and Robertson Counties, Texas. We conveyed our 70% interest in the gathering system to Hilltop Resort GS, LLC (“Hilltop Resort”) for approximately $19.1 million, net of transaction costs and expenses pursuant to a purchase and sale agreement. We also entered into purchase and sale agreements with two existing working interest owners in the Hilltop area of East Texas, whereby we conveyed the remaining 30% interest in the Hilltop gathering system for an aggregate $2.7 million, net of working interest owner costs owed to us. Total consideration received by us was approximately $21.8 million, net of transaction costs and expenses. See Note 3, “Property Plant and Equipment—Sale of East Texas Gathering System”.

On October 28, 2009, we executed an amended and restated revolving credit facility, which currently has a borrowing base of $47.5 million with current availability of $47.4 million. The borrowing base is subject to scheduled redeterminations on the first day of May and the first day of November of each year prior to scheduled facility maturity on January 2, 2013. We currently have sufficient cash and availability under our revolving credit facility to support our planned exploration and development activities in East Texas and Marcellus Shale.

On November 20, 2009, we entered into a $17.0 million secured short-term loan agreement. Amounts outstanding under the short-term loan were secured by a second priority lien on all of the issued and outstanding shares of common stock of Gastar USA, as well as by a security interest in all of our funds on deposit with the administrative agent and lenders party to the short-term loan. See Note 4, “Short Term Loan”.

In order to provide for our borrowings under the short-term loan, we entered into a first amendment to the revolving credit facility. In addition to permitting the incurrence of debt under the short-term loan and the related second priority lien, this amendment also reduced the borrowing base under our revolving credit facility from $47.5 million to $30.5 million until the short-term loan had been repaid in full, upon which the borrowing base automatically increased to $47.5 million, until the next scheduled borrowing base redetermination. See Note 5, “Long Term Debt—Revolving Credit Facility”.

Concurrent with the execution of the short-term loan, we drew $17.0 million and used the proceeds from the incurrence, net of transaction costs and loan fees, together with cash on hand, to repay the remaining $19.7 million of our convertible subordinated debentures, which were due November 20, 2009. See Note 5, “Long Term Debt—Convertible Subordinated Debentures”.

At December 31, 2009, we had net working capital of approximately $8.8 million, including $17.0 million related to the short-term loan that was paid in full on January 8, 2010.

Future capital and other expenditure requirements.    Capital expenditures for 2010 are projected to be approximately $58.1 million, consisting of $33.6 million in East Texas, $21.4 million in Appalachia, $1.1 million in the Powder River Basin, and an additional $2.0 million for capitalized interest and other costs. We plan on funding this capital activity through existing cash balances, internally generated cash flow from operating activities and short-term access to availability under our revolving credit facility.

Commodity Hedging Activities.    Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas. Prices for these commodities are determined primarily by prevailing market conditions including national and worldwide economic activity, weather, infrastructure capacity to reach markets, supply levels and other variable factors. These factors are beyond our control and are difficult to predict.

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas price risk. We typically hedge a fixed price for natural gas at our sales points NYMEX less basis to mitigate the risk of differentials to the NYMEX Henry Hub Index and our sales points. In addition to NYMEX swaps and collars and fixed price, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location.

As of December 31, 2009, the following derivative transactions were outstanding with the associated notational volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume MMBtu	Total of Notional Volume MMBtu	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
2010	Costless collar	9,322	3,402,530	$—	$5.73	$4.00	$7.65
2010	Put spread	9,616	3,510,000	$—	$6.00	$4.00	$—
2010	Basis—HSC (1)	15,178	5,540,000	$(0.26)	$—	$—	$—
2010	Basis—CIG (2)	1,000	365,000	$(1.31)	$—	$—	$—

2011	Costless collar	10,146	3,703,290	$—	$6.16	$4.00	$7.97
2011	Put spread	5,964	2,176,860	$—	$6.00	$4.00	$—
2011	Fixed price swap	2,000	730,000	$6.11	$—	$—	$—
2011	Basis—HSC (1)	5,038	1,839,000	$(0.23)	$—	$—	$—
2011	Basis—CIG (2)	800	292,000	$(1.21)	$—	$—	$—

2012	Costless collar	2,130	779,580	$—	$6.00	$4.00	$8.00
2012	Put spread	16,309	5,968,961	$—	$6.00	$4.00	$—

(1)	East Houston-Katy—Houston Ship Channel

(2)	Inside FERC Colorado Interstate Gas, Rocky Mountains

At December 31, 2009, the estimated fair value of all of our commodity derivative instruments was a net asset of $7.8 million, comprised of current and noncurrent assets and liabilities. In conjunction with certain derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2010 through December 2012 and recorded a current commodity derivative premium payable of $1.2 million and long-term commodity derivative premium payable of $8.2 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

By removing the price volatility from a portion of our natural gas for 2010, 2011 and 2012, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices. For additional information on the impact of changing prices on our financial position. See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk”.

As of December 31, 2009, all of our economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to us to be in default on their derivative positions. Credit support for our open derivatives at December 31, 2009 is provided under the revolving credit facility through intercreditor agreements or under a $100,000 letter of credit. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Revolving Credit Facility.    At December 31, 2009, there were no amounts outstanding under the revolving credit facility except for a $100,000 letter of credit to support our hedging activities. Upon repayment of the short-term loan of $17.0 million on January 8, 2010, our borrowing base was $47.5 million and has a scheduled maturity date of January 2, 2013. Currently, our availability under our new borrowing base is $47.4 million, with borrowings bearing interest, at our election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the revolving credit facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. Under the revolving credit facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement.

As of December 31, 2009, we were in compliance with all financial covenants under the revolving credit facility, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirements. See Note 5, “Long Term Debt—Revolving Credit Facility”.

Off Balance Sheet Arrangements

As of December 31, 2009, we had no off balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations under these arrangements as of December 31, 2009:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Maturities on short-term loan (1)	$17,000	$17,000	$—	$—	$—
Interest on short-term loan	44	44	—	—	—
Office lease (2)	202	191	11	—	—
Drilling contract (3)	2,249	2,249	—	—	—
Gathering system operating lease (4)	18,282	4,152	7,700	6,430	—
Equipment leases and other (5)	35	11	20	4	—

Total	$37,812	$23,647	$7,731	$6,430	$—

(1)	These amounts represent the principal balances that become due on our short term loan at its current stated maturity.

(2)	Houston office lease obligation expires October 31, 2010, and our West Virginia office lease commenced on February 1, 2010 and expires in January 31, 2012.

(3)	Represents minimum rates under a three year drilling contract commitment requiring minimum daily rate, net of advance payments.

(4)	Represents 70% of the five year minimum contractual gross daily volume commitment of 50,000 Mcf (35,000 net) per day for the five-year period November 1, 2001 through October 31, 2016 relating to the sale of our Hilltop gathering system. The Hilltop gathering system operating lease expires after 15 years on October 31, 2016.

(5)	Represents operating lease payments for various items of office equipment.

We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At December 31, 2009, our reserve for these obligations totaled $5.9 million for which no contractual commitment exists. Information about this reserve is set forth in Note 2, “Summary of Significant Accounting Policies—Asset Retirement Obligation” to our consolidated financial statements, which begin on page F-1.

We have employment agreements with our Chief Executive Officer and Chief Financial Officer which obligate us to pay a specified level of salary, target bonus and certain other payments and reimbursements to them during their employment and in the event of termination or change of control. Information about such payments is set forth in Item 11, “Executive Compensation”.

Commitments

In March 2008, we entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of our natural gas production from the Hilltop area of East Texas (the “ETC Contract”). The ETC Contract was effective as of September 1, 2007 and has a term of 10 years. Pursuant to the ETC Contract, ETC currently provides us with 50 MMcf per day of treating capacity and 150 MMcf per day of transportation capacity from our Hilltop wells, located in Leon and Robertson Counties, Texas.

On November 16, 2009, concurrent with our sale of the Hilltop gathering system in East Texas, one of our wholly-owned subsidiaries entered into a gas gathering agreement, with Hilltop Resort for a term of fifteen years. The agreement covers delivery of our gross production of natural gas from the Hilltop area of East Texas to certain delivery points provided under the ETC Contract, as well as additional delivery points that may be added. We are also obligated to connect new wells that we drill within the area covered by the agreement to the gathering system. The agreement provides for a minimum quarterly gathering gross production volume of 50.0 MMcf per day (35.0 MMcf per day net to us) times the number of days in the quarter for five years from the effective date of November 1, 2009. If quarterly production is less than the minimum quarterly requirement, the gathering fee is payable on such deficit. If excess quarterly production exists, such excess is carried forward to offset any future deficit quarters. The gathering fee on the initial gross 25.0 Bcf of production is $0.325 per Mcf, reducing in steps to $0.225 per Mcf when cumulative gross production reaches 300.0 Bcf. For the three months ended December 31, 2009, we paid $78,000 to Hilltop Resort as a result of not meeting minimum quarterly requirements. There is no assurance that we will meet our minimum quarterly requirements in the future.

Recently Adopted Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.    In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, we will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on our financial position, results of operations or cash flows.

Determining Whether an Instrument is Indexed to an Entity’s Own Stock.    Effective January 1, 2009, we adopted certain provisions of the Emerging Issues Task Force (“EITF”) with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The EITF provision applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. Adoption of the EITF provision in January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities.    Effective January 1, 2009, we adopted a FASB standard regarding disclosures about derivative instruments and hedging activities. The standard requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The standard also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of existing guidance relating to accounting for derivatives and hedging activities have been applied and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 9, “Derivative Instruments and Hedging Activity”.

Subsequent Events.    In May 2009, the FASB issued a statement covering subsequent events. This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events” and to subsequent events that provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements, which are referred to as “non-recognized subsequent events”. This statement was effective for interim and annual periods ending after June 15, 2009.

Interim Reporting of Fair Value of Financial Instruments.    In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments. This guidance amends previous guidance regarding disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods. The guidance also amends existing Accounting Principles Board Guidance on interim financial reporting to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. The standard is effective for reporting periods ending after June 15, 2009, and its adoption did not have a material impact on our results of operations and financial condition but did require additional disclosures regarding the fair value of financial instruments. See Note 7, “Fair Value of Financial Instruments”.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.    In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The guidance is effective for interim and annual periods ending after June 15, 2009. The guidance did not have a material impact on our consolidated financial statements. See Note 10, “Fair Value Measurements”.

Recognition and Presentation of Other-Than-Temporary Impairments.    In April 2009, the FASB issued guidance, which amends previous other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The statement does not amend existing recognition and measurement guidance for equity securities but does establish a new method of recognizing and reporting for debt securities. Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually. The guidance became effective for interim and annual reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The guidance did not have a material impact on our financial position, results of operations or cash flows.

Modernization of Natural Gas and Oil Reporting.    In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changes the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. Adoption of the Final Rule did not have a material impact on the our financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards

Amendments to Guidelines on the Consolidation of Variable Interest Entities.    In June 2009, the FASB issued a statement, which amended existing standards on consolidation of variable interest entities. This statement amends the guidance to require a company to perform an analysis of its existing investments to determine whether its variable interest or interests give a company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends the guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We currently are assessing the impact of the adoption on our financial position, results of operations or cash flows but do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the year ended December 31, 2009, a 10% change in the prices received for natural gas production would have had an approximate $2.8 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Note 9, “Derivative Instruments and Hedging Activity”.

Interest Rate Risk

At December 31, 2009, we had $17.0 million in principal amount under the short-term loan, all of which was at a fixed rate. A 10% fluctuation in the LIBO or base rate would have had no impact on annual interest expense. We currently do not use interest rate derivatives to mitigate our exposure, including under our revolving credit facility, to the volatility in interest rates.

Foreign Currency Exchange Risk

As of December 31, 2009, we have sold all of our Australian Assets. As a result, all of our future revenues and capital expenditures and substantially all of our expenses will be in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. As part of the sale of the Australian Assets, we have a receivable for AU$2.0 million ($1.8 million). This receivable exposes us to limited foreign currency exchange risk. Our term deposit of AU$78.0 million ($69.7 million) is pledged to pay accrued Australian taxes that are denominated in Australian dollars, thus negating any ultimate foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our internal controls over financial reporting are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These internal controls over financial reporting include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria listed herein. The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.

Our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ J. RUSSELL PORTER	/s/ MICHAEL A. GERLICH
J. Russell Porter	Michael A. Gerlich
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 25, 2010	March 25, 2010

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Gastar Exploration Ltd.

Houston, Texas

We have audited Gastar Exploration Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of internal control over financial reporting of the Company based on our audit.

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

In our opinion, Gastar Exploration Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gastar Exploration Ltd. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 25, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Information about Directors, Director Nominees and Executive Officers”, “Section 16(b) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Ethics”, “Corporate Governance—Nomination of Directors”, and “Committee Information—Audit Committee” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, as amended, not later than 120 days after December 31, 2009.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

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

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement, dated as of May 19, 2009, by and between Gastar Exploration Ltd. and Johnson Rice & Company L.L.C. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated May 21, 2009. File No. 333-132714).

3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

3.2	Bylaws of Gastar Exploration Ltd. approved June 30, 2000 and amended August 21, 2006 (incorporated herein by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-37214).

3.3	Articles of Amendment and Share Structure attached to and forming part of the Amended and Restated Articles of Incorporation of Gastar Exploration Ltd, dated as of June 30, 2009. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 1, 2009. File No. 001-132714).

3.4	Articles of Amendment attached to and forming part of the Amended and Restated Articles of Incorporation of Gastar Exploration Ltd, dated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 24, 2009. File No. 001-132714).

4.1	Indenture dated November 12, 2004 between Gastar Exploration Ltd. and CIBC Mellon Trust Company, as trustee for the 9.75% Convertible Senior Unsecured Subordinated Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.2	Form of 9.75% Convertible Senior Unsecured Subordinated Debenture of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

4.3	Form of 10% subordinated notes issued between April 2004 and September 2004 (incorporated by reference to Exhibit 4.14 of the Company’s Amendment No. 4 to Registration Statement on Form S-1/A, filed on December 22, 2005. Registration No. 333-127498).

4.4	Agreement between Gastar Exploration Ltd. and GeoStar Corporation dated August 11, 2005 (incorporated by reference to Exhibit 4.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A, filed on October 30, 2005. Registration No. 333-127498).

Exhibit Number	Description

4.5	Registration Rights Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

4.6	Facsimile of common share certificate of Gastar Exploration Ltd. (incorporated by reference to Exhibit 4.21 of the Company’s Amendment No. 3 to Registration Statement on Form S-1/A, dated December 15, 2005. Registration No. 333-127498).

4.7	Indenture related to the 12 3/4% Senior Secured Notes due November 29, 2012, dated as of November 29, 2007, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent and each of the other Guarantors party thereto (including the form of 12 3/4 % Senior Secured Note due 2012) 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 333-132714).

4.8	Warrant dated June 11, 2008, entitling GeoStar Corporation to acquire, subject to adjustments, 10,000,000 Gastar Exploration Ltd. common shares (incorporated by reference to Exhibit 4.1 of the Company’s Current Report of Form 8-K dated June 13, 2008. File No. 001-132714).

4.9	Supplemental Indenture dated as of February 16, 2009, related to the 12 3/4% Senior Secured Notes due 2012, between Gastar Exploration USA, Inc., Gastar Exploration Ltd., Wells Fargo Bank, National Association, as Trustee and Collateral Agent, and each of the other Guarantors party thereto. 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

4.10	Registration Rights Agreement by and between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.1*	The Gastar Exploration Ltd. 2002 Stock Option Plan, dated July 5, 2002 as amended February 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.2*	Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming and Montana, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.3*	Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming and Montana, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.4	Common Share Purchase Agreement between Gastar Exploration Ltd. and Chesapeake Energy Corporation dated November 4, 2005 (incorporated by reference to Exhibit 4.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on November 22, 2005. Registration No. 333-127498).

10.5*	Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

10.6*	Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan approved June 1, 2006 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

Exhibit Number	Description

10.7*	Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

10.8*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. File No. 001-32714).

10.9	Common Share Purchase Agreement between Gastar Exploration Ltd. and Navasota Resources, L.P. dated as of May 9, 2007, in connection with the issuance and sale of 10,000,000 common shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.10	Ratification and Assumption of LOI between and among Gastar Exploration Ltd., Gastar Exploration Texas LP and Navasota Resources, L.P. dated May 9, 2007, with Letter of Intent dated April 27, 2007 between and among Gastar Exploration Ltd., Gastar Exploration Texas LP, Chesapeake Energy Corporation and Chesapeake Exploration Limited Partnership, attached thereto as Exhibit A (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 15, 2007. File No. 001-32714).

10.11	Intercreditor Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 13, 2007. File No. 001-32714).

10.12	Credit Agreement, dated November 29, 2007, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association, as Administrative Agent, and Letter of Credit Issuer 2007 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated December 4, 2007. File No. 001-32714).

10.13*	Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

10.14	Waiver and First Amendment to Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory hereto, the Lenders Signatory hereto and Amegy Bank National Association, as Administrative Agent executed June 6, 2008 and effective as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 11, 2008. File No. 001-32714).

10.15	Settlement Agreement and Comprehensive General Release dated June 11, 2008 for the resolution of disputes between GeoStar Corporation and Gastar Exploration Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated June 13, 2008. File No. 001-32714).

10.16*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming and Montana, Inc., and J. Russell Porter as of July 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated July 28, 2008. File No. 001-32714).

10.17*	First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming and Montana, Inc., and Michael A. Gerlich as of July 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated July 28, 2008. File No. 001-32714).

Exhibit Number	Description

10.18*	Waiver under Credit Agreement among Gastar Exploration USA, Inc., the Guarantors Signatory thereto the Lenders Signatory Hereto and Amegy Bank National Association, as Administrative Agent, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

10.19	Waiver under Credit Agreement Among Gastar Exploration USA, Inc., Gastar Exploration Ltd., the Lenders Signatory Hereto and Wayzata Investment Partners LLC, as Administrative Agent, effective March 13, 2009 (incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. File No. 001-32714).

10.20*	First Amendment to Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan, effective as of April 1, 2009, approved June 4, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated June 10, 2009. File No. 001-32714).

10.21	Sale Agreement dated July 2, 2009, by and among Gastar Exploration USA, Inc., Gastar Exploration New South Wales, Inc., Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (incorporated herein by reference to Exhibit 10.1 to Gastar Exploration Ltd.’s Current Report on Form 8-K filed on August 6, 2009. File No. 001-32714).

10.22	Agency Agreement between and among ETC Texas Pipeline, Ltd., ETC Katy Pipeline, Ltd. Oasis Pipeline, L.P. and Gastar Exploration Texas, L.P. effective September 1, 2007 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 filed on October 20, 2009. File No. 001-32714).

10.23	Waiver and Second Amendment to Credit Agreement, dated February 16, 2009, among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

10.24	Amended and Restated Credit Amendment dated October 28, 2009 to Credit Agreement dated November 29, 2007 among Gastar Exploration USA, Inc., the Guarantors party thereto and Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2009. File No. 001-132714).

10.25	Gas Gathering Agreement between Gastar Exploration Texas, LP, as Seller, and Hilltop Resort GS, LLC, as Buyer, dated November 16, 2009 and effective as of November 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-132714).

10.26	Purchase and Sale Agreement between Gastar Exploration Texas, LP, as Seller, and Hilltop Resort GS, LLC, as Buyer, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-132714).

10.27	Purchase and Sale Agreement between Gastar Exploration Texas, LP, as Seller, and Navasota Resources LTD., LLP, as Buyer, dated November 16, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-132714).

10.28	Purchase and Sale Agreement between Gastar Exploration Texas, LP, as Seller, and Presco, Inc., as Buyer, dated November 16, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-132714).

Exhibit Number	Description

10.29	$17.0 Million Term Loan Agreement dated November 20, 2009 by and among Gastar Exploration Ltd., Amegy Bank National Association as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 25, 2009. File No. 001-132714).

10.30	Second Lien Security Agreement (Pledge) effective as of November 20, 2009, by Gastar Exploration Ltd. in favor of Amegy Bank National Association as agent for the Lenders party to the $17.0 Million Term Loan Agreement dated November 20, 2009 by and among Gastar Exploration Ltd., Amegy Bank National Association as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 25, 2009. File No. 001-132714).

10.31	Consent and First Amendment to Amended and Restated Credit Agreement dated November 20, 2009, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto, and Amegy Bank National Association, as Administrative Agent, (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 25, 2009. File No. 001-132714).

10.32	Term Loan dated as of February 16, 2009 among Gastar Exploration USA, Inc., Gastar Exploration Ltd., certain subsidiaries of Gastar Exploration Ltd., Wayzata Investment Partners LLC, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

10.33	Amended and Restated Intercreditor Agreement dated February 16, 2009, among Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto, Amegy Bank National Association, as First Priority Agent, and Wells Fargo National Association, as Second Priority Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated February 20, 2009. File No. 001-132714).

10.34*	Letter Agreement dated July 5, 2007, which sets forth the terms of the appointment of Jeffrey C. Pettit as Vice President and Chief Operating Officer of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2007. File No. 001-32714).

14.1	Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1†	Subsidiaries of Gastar Exploration Ltd.

23.1†	Consent of BDO Seidman, LLP.

23.2†	Consent of Netherland, Sewell & Associates, Inc.

31.1†	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1††	Report of Netherland, Sewell & Associates, Inc. dated February 3, 2010.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

/s/ J. RUSSELL PORTER
J. Russell Porter, President, Chief Executive Officer and Chief Operating Officer (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER J. Russell Porter	President, Chief Executive Officer and Chief Operating Officer (principal executive officer)	March 25, 2010

/s/ MICHAEL A. GERLICH Michael A. Gerlich	Vice President and Chief Financial Officer (principal accounting officer)	March 25, 2010

/s/ JOHN R. ROONEY John R. Rooney	Chairman of the Board	March 25, 2010

/s/ RANDOLPH C. COLEY Randolph C. Coley	Director	March 25, 2010

/s/ ROBERT D. PENNER Robert D. Penner	Director	March 25, 2010

/s/ JOHN M. SELSER SR. John M. Selser Sr.	Director	March 25, 2010

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gastar Exploration Ltd.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Gastar Exploration Ltd. (the “Company”) and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gastar Exploration Ltd. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for certain common stock purchase warrants with the adoption of new guidance on determining whether an instrument is indexed to an entity’s own stock. Also, as discussed in Note 2 to the consolidated financial statements, effective December 31, 2009, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and natural gas reserve estimation and disclosure requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gastar Exploration Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 25, 2010

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,866	$6,153
Term deposit	69,662	—
Accounts receivable, net of allowance for doubtful accounts of $609 and $560, respectively	5,336	7,678
Receivable from unproved property sale	19,412	—
Receivables from commodity derivative contracts	4,870	9,829
Prepaid expenses	669	879

Total current assets	121,815	24,539
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, not being amortized	132,720	141,860
Proved properties	313,100	309,103

Total natural gas and oil properties	445,820	450,963
Furniture and equipment	867	997

Total property, plant and equipment	446,687	451,960
Accumulated depreciation, depletion and amortization	(284,026)	(199,433)

Total property, plant and equipment, net	162,661	252,527
OTHER ASSETS:
Restricted cash	50	70
Receivables from commodity derivative contracts	10,698	—
Deferred charges, net	764	6,849
Drilling advances	150	4,352
Other assets	100	100

Total other assets	11,762	11,371

TOTAL ASSETS	$296,238	$288,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,291	$14,256
Revenue payable	4,621	7,148
Accrued interest	130	1,505
Accrued drilling and operating costs	736	2,915
Liabilities from commodity derivative contracts	3,678	1,121
Commodity derivative premium payable	1,190	—
Other accrued liabilities	1,438	3,131
Short-term loan	17,000	—
Current portion of long-term debt	—	151,684
Accrued taxes payable	75,887	—

Total current liabilities	112,971	181,760
LONG-TERM LIABILITIES:
Long-term debt	—	—
Warrant derivative	205	—
Liabilities from commodity derivative contracts	4,047	—
Commodity derivative premium payable	8,176	—
Asset retirement obligation	5,943	5,095

Total long-term liabilities	18,371	5,095
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, unlimited shares authorized: no shares issued	—	—
Common stock, no par value, unlimited shares authorized, 50,028,592 and 41,927,061 shares issued and outstanding at December 31, 2009 and 2008, respectively	263,809	249,980
Additional paid-in capital	20,782	22,883
Accumulated other comprehensive income	—	2,648
Accumulated deficit	(119,695)	(173,929)

Total shareholders’ equity	164,896	101,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$296,238	$288,437

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands, except share and per share data)
REVENUES:
Natural gas and oil revenues	$40,636	$56,690	$34,565
Unrealized natural gas hedge gain (loss)	(7,767)	6,529	—

Total revenues	32,869	63,219	34,565
EXPENSES:
Production taxes	439	1,324	765
Lease operating expenses	6,572	7,567	6,284
Transportation, treating and gathering	1,547	2,002	1,641
Depreciation, depletion and amortization	16,484	24,451	21,456
Impairment of natural gas and oil properties	68,729	14,217	28,514
Accretion of asset retirement obligation	379	335	281
Mineral resource properties	—	—	(133)
General and administrative expenses	15,649	14,299	16,906
Litigation settlement expense	—	—	1,365

Total expenses	109,799	64,195	77,079

LOSS FROM OPERATIONS	(76,930)	(976)	(42,514)
OTHER (EXPENSES) INCOME:
Interest expense	(3,993)	(5,853)	(14,079)
Early extinguishment of debt	(15,902)	—	(15,684)
Investment income and other	1,267	1,542	3,196
Gain on sale of unproved properties	211,162	—	38,536
Warrant derivative loss	(205)	—	—
Foreign transaction gain (loss)	3,764	(74)	5

INCOME (LOSS) BEFORE INCOME TAXES	119,163	(5,361)	(30,540)
Provision for income taxes	70,317	—	—

NET INCOME (LOSS)	$48,846	$(5,361)	$(30,540)

NET INCOME (LOSS) PER SHARE:
Basic	$1.06	$(0.13)	$(0.75)

Diluted	$1.06	$(0.13)	$(0.75)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,102,662	41,419,714	40,565,758

Diluted	46,210,424	41,419,714	40,565,758

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Gain (Loss)
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2006	38,993,654	$225,986	$10,418	$(34)	$(138,028)	$98,342	$—
Issuance of shares—senior secured debt	75,188	606	—	—	—	606	—
Issuance of shares—cash, net of offering costs of $126	2,351,439	23,388	—	—	—	23,388	—
Stock based compensation	—	—	3,948	—	—	3,948	—
Issuance of restricted shares	219,200	—	—	—	—	—	—
Change in fair value of commodity hedging contract and other	—	—	—	(475)	—	(475)	(475)
Net loss	—	—	—	—	(30,540)	(30,540)	(30,540)

Total comprehensive loss							$(31,015)

Balance at December 31, 2007	41,639,481	249,980	14,366	(509)	(168,568)	95,269	$—
Stock based compensation	—	—	3,129	—	—	3,129	—
Issuance of restricted shares	287,580	—	—	—	—	—	—
Issuance of warrants	—	—	5,388	—	—	5,388	—
Commodity hedge contract reclassified to earnings and other	—	—	—	2,096	—	2,096	2,096
Unrealized gain on commodity hedge contracts	—	—	—	1,061	—	1,061	1,061
Net loss	—	—	—	—	(5,361)	(5,361)	(5,361)

Total comprehensive loss							$(2,204)

Balance at December 31, 2008	41,927,061	249,980	22,883	$2,648	(173,929)	101,582	—
Cumulative effect of reclassification of warrants	—	—	(5,388)	—	5,388	—	—
Issuance of shares—cash, net of offering costs of $771	7,300,000	13,829	—	—	—	13,829	—
Stock based compensation	—	—	3,547	—	—	3,547	—
Issuance of restricted shares	801,531	—	(260)	—	—	(260)	—
Commodity hedge contract reclassified to earnings and other	—	—	—	(2,648)	—	(2,648)	(2,648)
Net income	—	—	—	—	48,846	48,846	48,846

Total comprehensive income							$46,198

Balance at December 31, 2009	50,028,592	$263,809	$20,782	$—	$(119,695)	$164,896

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,846	$(5,361)	$(30,540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	16,484	24,451	21,456
Impairment of natural gas and oil properties	68,729	14,217	28,514
Stock based compensation	3,547	3,129	3,948
Unrealized natural gas hedge loss (gain)	7,767	(6,529)	—
Realized gain on derivative contracts	(3,053)	—	—
Amortization of deferred financing costs and debt discount	1,964	1,998	4,235
Accretion of asset retirement obligation	379	335	281
Loss on early extinguishment of debt	7,027	—	12,034
Gain on sale of assets	(211,162)	—	(38,536)
Warrant derivative loss	205	—	—
Changes in operating assets and liabilities:
Restricted cash for hedging program	—	1,000	(1,000)
Accounts receivable	2,278	(1,946)	7,395
Commodity derivative contracts	2,893	—	—
Prepaid expenses	151	228	134
Accrued taxes payable	75,887	—	—
Accounts payable and accrued liabilities	(8,498)	8,488	(479)

Net cash provided by operating activities	13,444	40,010	7,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchases of natural gas and oil properties	(49,230)	(130,487)	(64,841)
Drilling advances	(6,044)	(7,485)	(5,070)
Proceeds from sale of natural gas and oil properties	251,267	—	66,513
Purchase of furniture and equipment	(42)	(328)	(69)
Purchase of term deposit	(69,662)	—	—
Other	—	50	—

Net cash provided by (used in) investing activities	126,289	(138,250)	(3,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares, net of share issue costs	13,829	—	23,388
Proceeds from issuance of 12 3 /4% senior secured notes	—	—	99,500
Proceeds from revolving credit facility	—	18,875	—
Proceeds from short-term loan	17,000	—	—
Proceeds from $25.0 million term loan	25,000	—	—
Repayment of 12 3/4% senior secured notes	(100,000)	—	—
Repayment of $25.0 million term loan	(25,000)	—	—
Repayment of revolving credit facility	(18,875)	—	—
Repayment of convertible senior unsecured subordinated notes	(30,000)	—	—
Repayment of subordinated unsecured notes	(3,250)	—	—
Repayment of senior secured notes	—	—	(73,000)
Decrease (increase) in restricted cash	20	4	(29)
Deferred financing charges	(2,466)	(388)	(8,718)
Other	(278)	48	5

Net cash provided by (used in) financing activities	(124,020)	18,539	41,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,713	(79,701)	45,121
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,153	85,854	40,733

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,866	$6,153	$85,854

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Gastar Exploration Ltd. (the “Company” or “Parent”) is an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States. The Company’s principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as shale resource plays. The Company currently is pursuing natural gas exploration in the deep Bossier gas play in the Hilltop area of East Texas and the Marcellus Shale play in the Appalachia area of West Virginia and central and southwestern Pennsylvania. The Company’s also conducts coal bed methane (“CBM”) development activities within the Powder River Basin of Wyoming and Montana.

2. Summary of Significant Accounting Policies

The consolidated financial statements of the Company are stated in United States (“U.S.”) dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows. See Note 21, “Supplemental Oil and Gas Disclosures”.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of all its subsidiaries. The wholly-owned subsidiaries included in these consolidated accounts are Gastar Exploration USA, Inc. (“Gastar USA”), Gastar Exploration Texas, Inc., Gastar Exploration Texas LP (“Gastar Texas”), Gastar Exploration Texas LLC, Gastar Exploration New South Wales, Inc. (“Gastar New South Wales”), Gastar Exploration Victoria, Inc. and, prior to 2009, Gastar Power Pty Ltd. (“Gastar Power”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents, which includes short-term investments such as money market deposits or highly liquid debt instruments with a maturity of three months or less when purchased, amounted to $21.9 million and $6.2 million as of December 31, 2009 and 2008, respectively. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss.

Term Deposit

Term deposit represents the investment in interest bearing cash term deposits with a major foreign bank earning interest rates of 4.19% ($53.6 million) and 4.80% ($16.1 million) with a maturity of June 1, 2010. These term deposits are pledged to the Australian Tax Office with payment upon maturity in connection with the sale of the Australian Assets.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a review of the Company’s receivables. Receivable accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

A summary of the activity related to the allowance for doubtful accounts is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Allowance for doubtful accounts, beginning of year	$560	$4,315	$626
Expense	49	—	3,697
Reductions	—	(3,755)	(8)

Allowance for doubtful accounts, end of year	$609	$560	$4,315

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

Debt discount is amortized over the term of the related debt utilizing the effective interest method.

The following table indicates deferred charges and related accumulated amortization as of the dates indicated:

	As of December 31,
	2009	2008
	(in thousands)
Deferred charges	$1,947	$10,353
Accumulated amortization	(1,183)	(3,504)

Deferred charges, net	$764	$6,849

Natural Gas and Oil Properties

The Company follows the full cost method of accounting for natural gas and oil operations, whereby all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. With the sale of the Company’s Australian Assets (as defined under Note 3, “Property, Plant and Equipment—Sale of Petroleum Exploration Licenses 238, 433 and 434 and Repayment of Debt”) in 2009, the United States is the Company’s only remaining cost center. Capitalized costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves, as determined by independent petroleum engineers.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether an impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property is added to costs subject to depletion calculations.

In applying the full cost method at December 31, 2009, the Company performs a quarterly ceiling test on the cost center properties whereby the net cost of natural gas and oil properties, net of related deferred income taxes (“net cost”), is limited to the sum of the estimated future net revenues from the Company’s proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for natural gas and oil prices held constant, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects (“ceiling”). If the net cost exceeds the ceiling, an impairment loss is recognized for the amount by which the net cost exceeds the ceiling and is shown as a reduction in natural gas and oil properties and as additional depletion. Proceeds from a sale of natural gas and oil properties will be applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion or amortization.

The Company’s estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc. (“NSAI”) prepares a reserve and economic evaluation of all the Company’s properties on a well-by-well basis utilizing information provided to it by the Company and information available from state agencies that collect information reported to it by the operators of Company’s properties. As discussed below, the estimate of Company’s proved reserves as of December 31, 2009 has been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month unweighted arithmetic average of the first-day-of-the-month price. The previous rules required that reserve estimates be calculated using year end pricing.

Reserves and their relation to estimated future net cash flows impact Company’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The Company prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. NSAI adheres to the same guidelines when preparing their reserve report. The accuracy of the Company’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

The Company’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas, and natural gas liquids eventually recovered.

Capitalized Interest

The Company capitalizes interest on assets not being amortized related to specific projects such as its drilling in progress and unproven natural gas and oil property expenditures. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to the qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The primary debt instruments included in the rate calculation of capitalized interest incurred for the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year-ended December 31, 2009 were the Company’s Revolving Credit Facility, $25.0 Million Term Loan and 12 3/4% Senior Secured Notes (as defined under Note 5, “Long-Term Debt”). Currently, the Company only capitalizes interest on its Revolving Credit Facility. The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets. Capitalized interest costs were approximately $10.8 million, $12.2 million and $1.9 million for 2009, 2008 and 2007, respectively.

Furniture and Equipment

Furniture and equipment are recorded at historical cost and are depreciated over their estimated useful lives, which ranges from three to seven years on a straight-line basis.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) has issued guidance on determining the estimated fair value for financial instruments. This disclosure states that the fair value of financial instruments is determined at discrete points in time based on relevant market information. Such estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, term deposit, marketable securities, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s revolving credit facility approximates carrying value because the facility’s interest rate approximates current market rates. The Company had no fixed rate debt as of December 31, 2009.

The FASB has set forth guidance on accounting for derivative instruments and hedging activities. This guidance establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 9, “Commodity Hedging Contracts”.

Revenue Recognition

The Company records revenues from the sale of natural gas and oil when delivery to the customer has occurred and title has transferred. This recording of revenues occurs when natural gas or oil has been delivered to a pipeline or a tank lifting has occurred. Revenues from natural gas and oil production are recorded using the sales method. Under this method, revenues are recorded based on the Company’s net revenue interest, as delivered. The Company had no material gas imbalances at December 31, 2009 and 2008.

Asset Retirement Obligation

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exchange

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the parent and all consolidated subsidiaries is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction.

The majority of the Company’s operations are conducted in U.S. dollars. Operations outside of the U.S. were primarily natural gas and oil property development in Australia. The Australian Assets were sold in July 2009, prior to reaching commercial operations. As a result of the sale of the Australian Assets, the Company no longer has long lived assets outside of the U.S. Limited operations are conducted by the Parent in Canada.

The Australian and Canadian records are maintained in the local currency and remeasured to the functional currency as follows: monetary assets and liabilities are converted using the balance sheet period-end date, while the non-monetary assets and liabilities utilize the historical rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the statement of operation.

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

Earnings or Loss per Share

Basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings or loss per share is computed based upon the weighted average number of common shares outstanding, plus the incremental effect of the assumed issuance of common shares for all potentially dilutive securities. Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common shares. The treasury stock method is used to determine the dilutive effect of stock options, unvested restricted shares and warrants and the “as if converted” method for convertible debt.

Stock-Based Compensation

The Company reports compensation expense for stock options and restricted common shares granted to officers, directors and employees using the fair value method. Stock-based compensation costs are recorded over the requisite service period, which approximates the vesting period.

The Company records stock-based compensation costs for stock options granted under the Company’s stock option plan in accordance with fair value recognition. Under this method, stock-based compensation cost is based on grant-date fair value. Compensation expense is recognized using the “graded-vesting method”, which recognizes compensation costs over the requisite service period for each separately vesting tranche of an award as though the award were, in substance, multiple awards.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Joint Venture Operation

The majority of the Company’s natural gas and oil exploration activities are conducted jointly with others. These consolidated financial statements reflect only the Company’s proportionate interest in such activities.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of natural gas and oil. Historically, the Company’s operational activities have been conducted in the United States and Australia, with only the United States having revenue generating operating results. All Australian operations were sold July 13, 2009. As a result, the Company’s current operational activities and the Company’s consolidated revenues are generated from markets exclusively in the U.S., and the Company has no long lived asset located outside the U.S.

Treasury Stock

The Company’s common shares are without par value. Treasury stock purchases are recorded at cost as a reduction to common stock. Common shares are canceled upon repurchase.

Hedging Program

The Company accounts for derivatives and hedging activities in accordance with FASB guidance, which requires entities to recognize all derivative instruments on the balance sheet at their respective fair values. Fair value is assessed, measured and estimated by obtaining forward commodity pricing, credit adjusted risk-free interest rates and, as necessary, estimated volatility factors. The fair values the Company reports in its consolidated financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond the Company’s control.

The Company utilizes derivative instruments in the form of natural gas costless collars, index swaps, basis swaps and put options to manage price risk associated with future natural gas production. Prior to October 1, 2008, the Company designated and accounted for its derivatives as cash flow hedges. Accordingly, changes in the fair values of the Company’s cash flow hedges were deferred and recorded in accumulated other comprehensive income, as appropriate, until recognized as natural gas and oil revenues in the Company’s consolidated statements of operations as the hedged production is delivered and affects earnings. For all derivatives previously designated as cash flow hedges, the Company was required to assess the effectiveness of the hedging relationships at inception and at every quarter-end.

Effective October 1, 2008, the Company discontinued hedge accounting on all existing derivative contracts and elected not to designate any additional derivative contracts as cash flow hedges. As a result, any subsequent changes in the fair values of discontinued cash flow hedging instruments or new derivative contracts for future production are recognized in unrealized natural gas hedge within the Company’s consolidated statements of operations. Any gains or losses previously deferred under cash flow hedge accounting will remain in accumulated other comprehensive income until the previously hedged production affects earnings or is no longer probable of occurring. All amounts previously recorded in other comprehensive income in 2008 were recorded in natural gas and oil revenues during 2009 as the hedged production was delivered. For 2009, gains or losses from derivative contracts are included in natural gas and oil revenues in the Company’s consolidated statement of operations.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

The Company is required to maintain cash balances that are restricted by provisions of certain banking and other agreements. Restricted cash is invested in short-term instruments at market rates; therefore, the carrying value approximates fair value. Such cash is included as Other Assets and is excluded from cash and cash equivalents in the consolidated balance sheets.

Reclassifications

Certain information provided for the prior years have been reclassified to conform to the current year presentation.

Accounting Pronouncements

The following recently issued accounting pronouncements have been adopted or may impact the Company in future periods:

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.    In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Company described the authoritative guidance used within the footnotes but ceased using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there was no impact on the Company’s financial position, results of operations or cash flows.

Determining Whether an Instrument is Indexed to an Entity’s Own Stock.    Effective January 1, 2009, the Company adopted certain provisions of the Emerging Issues Task Force (“EITF”) with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The EITF provision applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. Adoption of the EITF provision in January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 12, “Warrant”.

Disclosures about Derivative Instruments and Hedging Activities.    Effective January 1, 2009, the Company adopted a FASB standard regarding disclosures about derivative instruments and hedging activities. The standard requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The standard also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of existing guidance relating to accounting for derivatives and hedging activities have been applied and the impact that hedges have on an entity’s operating results, financial position or cash flows. See Note 9, “Commodity Hedging Contracts”.

Subsequent Events.    In May 2009, the FASB issued a statement covering subsequent events. This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events” and to subsequent events that provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements, which are referred to as “non-recognized subsequent events”. This statement was effective for interim and annual periods ending after June 15, 2009.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interim Reporting of Fair Value of Financial Instruments.    In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments. This guidance amends previous guidance regarding disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods. The guidance also amends existing Accounting Principles Board Guidance on interim financial reporting to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. The standard is effective for reporting periods ending after June 15, 2009, and its adoption did not have a material impact on the Company’s results of operations and financial condition but did require additional disclosures regarding the fair value of financial instruments. See Note 7, “Fair Value of Financial Instruments”.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.    In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The guidance is effective for interim and annual periods ending after June 15, 2009. The guidance did not have a material impact on the Company’s consolidated financial statements. See Note 10, “Fair Value Measurements”.

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

Modernization of Natural Gas and Oil Reporting.    In January 2009, the Securities and Exchange Commission (the “SEC”) issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changed the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. In addition, in January 2010, the FASB issued guidance relating to oil and gas reserve estimation and disclosures to provide consistency with the new SEC rules. The update amends existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The Company adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate. The use of the Final Rule 12-month unweighted average of the first-day-of-the-month price affected the Company’s depletion calculation for the fourth quarter of 2009 resulting in an increased expense of approximately $58,000 and did not have an impact on earnings per share. See Note 21—“Supplemental Oil and Gas Disclosures—Unaudited”.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states Montana, Pennsylvania, Texas, West Virginia, Wyoming and Montana in the United States and in New South Wales and Victoria in Australia. The Company’s remaining Australian properties were sold in July 2009. The following schedule represents natural gas and oil property costs by country:

	United States	Australia	Total
	(in thousands)
From inception to December 31, 2009:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$132,720	$—	$132,720
Proved properties	313,100	—	313,100

Total natural gas and oil properties	445,820	—	445,820
Furniture and equipment	867	—	867

Total property and equipment	446,687	—	446,687
Impairment of proved natural gas and oil properties	(187,152)	—	(187,152)
Accumulated depreciation, depletion and amortization	(96,874)	—	(95,874)

Total accumulated depreciation, depletion and amortization	(284,026)	—	(284,026)

Total property and equipment, net	$162,661	$—	$162,661

From inception to December 31, 2008:
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$118,723	$23,137	$141,860
Proved properties	308,499	604	309,103

Total natural gas and oil properties	427,222	23,741	450,963
Furniture and equipment	825	172	997

Total property and equipment	428,047	23,913	451,960
Impairment of proved natural gas and oil properties	(118,423)	(604)	(119,027)
Accumulated depreciation, depletion and amortization	(80,391)	(15)	(80,406)

Total accumulated depreciation, depletion and amortization	(198,814)	(619)	(199,433)

Total property and equipment, net	$229,233	$23,294	$252,527

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, unproved properties not being amortized consisted of United States drilling in progress costs of $3.8 million, U.S. acreage acquisition costs of $111.0 million and capitalized interest of $17.9 million. At December 31, 2008, unproved properties not being amortized consisted of United States drilling in progress costs of $180,000, U.S. acreage acquisition costs of $108.4 million, Australian unevaluated property costs of $20.4 million and capitalized interest of $12.9 million. The Company’s East Texas exploration is ongoing and currently is anticipated to be completed over the next six years. The Marcellus Shale exploration activities have commenced, and the Company currently anticipates these activities could continue for up to 10 years.

For the years ended December 31, 2009, 2008 and 2007, the results of management’s ceiling test evaluation resulted in an impairment of the U.S. proved properties of $68.7 million, $14.2 million and $28.5 million, respectively. The 2009 proved property impairment was recorded at March 31, 2009 based on a weighted average price of $2.64 per Mcf at March 31, 2009. The December 31, 2008 and 2007 U.S. proved property impairment utilized a weighted average natural gas price of $4.56 and $5.72 per Mcf, respectively. Management determined that impairment was not required on the Australian properties at December 31, 2008 and 2007.

Sale of Petroleum Exploration Licenses 238, 433, and 434 and Repayment of Debt

On July 13, 2009, Gastar New South Wales and Gastar USA, each wholly owned subsidiaries of the Company, completed the sale of all of the Company’s interest in Petroleum Exploration Licenses (“PEL”) 238 (including Petroleum Production License 3), PEL 433, and PEL 434 in New South Wales, Australia and the concurrent sale of the Company’s common shares of Gastar Power, the Company’s wholly-owned subsidiary holding its 35% working interest in the Wilga Park Power Station (collectively, the “Australian Assets”), to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (collectively, “Santos”). The sale was made pursuant to a definitive sale agreement dated July 2, 2009 by and among Gastar New South Wales, Gastar USA and Santos.

The Australian Assets included the Company’s 35% working interest in PEL 238, a CBM exploratory property covering approximately 2.2 million gross (761,400 net) acres, located in the Gunnedah Basin of New South Wales, as well as 1.9 million gross (664,000 net) acres in PEL 433, approximately 1.9 million gross (669,000 net) acres in PEL 434 and the Company’s foreign subsidiary, Gastar Power, which acquired a 35% working interest in the Wilga Park Power Station in February 2009.

Including gross reserve certification target proceeds, the Australian Assets were sold for an aggregate purchase price of $250.4 million (AU$320.0 million), before transaction costs of $1.5 million, resulting in a gain on the sale of assets of $211.1 million. To date, the Company has received approximately $248.9 million (AU$318.0 million), excluding taxes and transaction expenses, and is scheduled to receive the balance upon receipt of certain government approvals. In the event such governmental approvals are not obtained by April 3, 2010, Santos will retain the remaining approximate $1.6 million (AU$2.0 million) and will take all necessary actions to transfer the participating interests, excluding PEL 238, PEL 433, and PEL 434, back to Gastar New South Wales. The sale agreement also acknowledged the Company’s retention of its right to future cash payments of up to $10.0 million pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238. The Company follows the full cost method of accounting, which typically does not allow for gain on sale recognition involving less than 25% of the reserves in a given cost center. All of the Company’s properties in Australia were sold to Santos; therefore, gain recognition on the sale of unproven property was deemed the proper accounting treatment.

The Company used the proceeds from the sale of the Australian Assets to (i) repay the $13.0 million outstanding on its secured Original Revolving Credit Facility, (ii) repay in full its $25.0 Million Term Loan,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(iii) repurchase all of its outstanding $100.0 million 12 3/4% Senior Secured Notes due December 31, 2012 at a price of 106.375% of par, plus accrued and unpaid interest, (iv) repay, at par, an initial $10.3 million of its Convertible Subordinated Debentures, and (v) repay the remaining $300,000 of Subordinated Unsecured Notes Payable (described in Note 5, “Long-Term Debt”).

Sale of East Texas Gas Gathering System

On November 16, 2009, the Company completed the sale of all of its interest in the Hilltop gas gathering system (the “Hilltop Gathering System”), located in Leon and Robertson Counties, Texas. The Company entered into a purchase and sale agreement with Hilltop Resort GS, LLC (“Hilltop Resort”), dated as of November 16, 2009 (the “Hilltop Sale Agreement”) pursuant to which the Company conveyed its 70% interest in the Hilltop Gathering System to Hilltop Resort for approximately $19.1 million, net of transaction costs and expenses. The Company also entered into purchase and sale agreements dated November 16, 2009 with two existing working interest owners in the Hilltop area of East Texas, whereby the Company conveyed the remaining 30% its interest in the Hilltop Gathering System for an aggregate $2.7 million, net of working interest owner costs owed to the Company. Total consideration received by the Company was approximately $21.8 million, net of transaction costs and expenses and reduced proved property costs.

The Hilltop Gathering System is comprised of 20 miles of natural gas pipeline currently connected to 19 Company-operated wells, which produce from the middle and lower Bossier and Knowles formations in East Texas.

4. Short-Term Loan

On November 20, 2009, the Parent, entered into a $17.0 million secured short-term loan agreement with the lender parties and administrative agent thereto (the “Short-Term Loan”). Concurrent with the execution of the Short-Term Loan, the Parent drew $17.0 million and used the proceeds, together with cash on hand, to repay all $19.7 million of its outstanding 9.75% convertible senior unsecured subordinated debentures due November 20, 2009 (the “Convertible Subordinated Debentures”).

The Short-Term Loan bears interest at the floating prime rate of the lender. The prime rate at December 31, 2009 was 5.0% per annum. Amounts outstanding under the Short-Term Loan are repayable prior to maturity, together with all accrued and unpaid interest relating to the amount prepaid, without prepayment penalty. The Short-Term Loan contains various covenants, including restrictions on liens, restrictions on incurring other indebtedness without the lenders’ consent, restrictions on dividends and other restricted payments, and restrictions on entering into certain transactions.

Amounts outstanding under the Short-Term Loan are secured by a second priority lien on all of the issued and outstanding shares of Gastar USA, pursuant to the Second Lien Security Agreement (Pledge) dated November 20, 2009 (“Second Lien”), by and between the Company and the administrative agent for the lenders under the Short-Term Loan. Additionally, amounts outstanding under the Short-Term Loan are secured by a security interest in all funds of the Company on deposit with the administrative agent and each lender that is a party to the Short-Term Loan.

In order to provide for the Parent’s borrowings under the Short-Term Loan and related repayments and the granting of the Second Lien, on November 20, 2009, Gastar USA, together with the Parent and certain of its subsidiaries as the guarantors (“Subsidiary Guarantors”), and the lenders and administrative agent party thereto, entered into the Consent and First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) amending the Company’s Revolving Credit Agreement. See Note 5, “Long-Term Debt, Revolving Credit Facility”.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company was in compliance with all financial covenants under the Short-Term Loan. The Short-Term Loan was repaid in full on January 8, 2010.

5. Long-Term Debt

The following shows the Company’s long-term debt at maturity as of the dates indicated:

	As of December 31,
	2009	2008
	(in thousands)
Revolving credit facility	$—	$18,875
12 3/4% senior secured notes	—	100,000
Convertible subordinated debentures	—	30,000
Subordinated unsecured notes payable	—	3,250

Total long-term debt at maturity	—	152,125
Current portion of long-term debt	—	151,684
Debt discount costs to be accreted	—	441

Total net carrying value of long-term debt	$—	$—

Revolving Credit Facility

On November 29, 2007, concurrent with the closing of the sale of 12 3/4% Senior Secured Notes (described under “12 3/4% Senior Secured Notes”), Gastar USA entered into a secured revolving credit facility (the “Original Revolving Credit Facility”) that provided for a first priority lien borrowing base. The Original Revolving Credit Facility was guaranteed by the Parent and all of its current domestic subsidiaries and all of its future domestic subsidiaries that may be formed during the term of the Original Revolving Credit Facility. The related guarantees under the Original Revolving Credit Facility were secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA, excluding de minimus value properties as determined by the lender.

On February 16, 2009, in conjunction with the Company entering into a new $25.0 Million Term Loan, Gastar USA, together with the Parent and Subsidiary Guarantors and the administrative agent and lender parties thereto, entered into the Waiver and Second Amendment to Original Revolving Credit Facility (the “Second Amendment”) to provide for the waiver of a breach of a covenant under the Original Revolving Credit Facility and the additional incurrence of first lien secured debt under the $25.0 Million Term Loan. The Second Amendment provided for a waiver of any past or present breach of the current ratio covenant requiring the Company to maintain a ratio of current assets to current liabilities of 1.0 to 1.0. The Second Amendment also affected, among other matters, the following:

•	Restrictions on liens;

•	Restrictions on incurring other indebtedness without the lenders’ consent;

•	Restrictions on dividends and other restricted payments;

•	Allowed for the $25.0 Million Term Loan to rank pari passu with the Original Revolving Credit Facility on liens;

•

Borrowings bore interest at a prime rate or LIBO rate, plus in each case an applicable margin. The applicable interest rate margin varied from 0.25% to 1.0% in the case of borrowings based on the prime

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate and from 2.5% to 3.25% in the case of borrowings based on the LIBO rate, depending on the utilization level in relation to the borrowing base subject to a minimum borrowing interest rate of 5.0% per annum;

•	Annual commitment fee, ranging from 0.50% to 0.75% depending on borrowing base utilization;

•	Borrowing base of $18.0 million and monthly amortization of $1.0 million per month commencing March 1, 2009;

•

Maintenance of a maximum total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), on a rolling four quarters basis as adjusted, of not more than 4.5 to 1.0 through December 31, 2009 and 4.0 to 1.0 for all quarters thereafter; and

•

Automatic extension of maturity date from October 15, 2009 to December 1, 2010 if requested by the Company 30 days prior to maturity of the Original Revolving Credit Facility, provided that the Convertible Subordinated Debentures repayment had occurred or the lender had been provided with assurance acceptable to the lender that such payment would occur.

On March 13, 2009, Gastar USA, together with the Parent and the Subsidiary Guarantors and the lenders and administrative agent thereto, entered into the Waiver and Third Amendment to the Credit Agreement (the “Third Amendment”) to provide for the waiver of a breach of the current ratio test under the Original Revolving Credit Facility. The waiver covered the current breach as well as any future breach of the current ratio covenant as determined as of the end of any quarter of the fiscal year ending December 31, 2009. The Third Amendment also provided for the waiver of a breach of a covenant under the Original Revolving Credit Facility resulting from the Company’s auditors issuance of a going concern statement in its report on the Company’s 2008 consolidated financial statements.

On July 13, 2009, the Company used a portion of the net proceeds from the sale of the Australian Assets to repay the $13.0 then outstanding on the Original Revolving Credit Facility.

On October 28, 2009, Gastar USA, together with the Parent and Subsidiary Guarantors, and the lenders, administrative agent and letter of credit issuer party thereto, entered into an amended and restated credit facility, amending and restating in its entirety the Original Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides an initial borrowing base of $47.5 million, with borrowings bearing interest, at the Company’s election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.50% is payable quarterly, based on the unutilized balance of the borrowing base. The Revolving Credit Facility has a scheduled maturity date of January 2, 2013.

In order to provide for the Company’s borrowings under the Short-Term Loan and related repayments and the granting of the Second Lien on November 20, 2009, Gastar USA, together with the Parent and Subsidiary Guarantors and the lender parties and administrative agent thereto, entered into the First Amendment amending the Revolving Credit Facility. In addition to permitting the incurrence of debt under the Short-Term Loan, the First Amendment also amended the Revolving Credit Facility, by, among other things, reducing the borrowing base from $47.5 million to $30.5 million until the Short-Term Loan was repaid in full, at which time the borrowing base would be automatically increased to $47.5 million until the next scheduled borrowing base redetermination.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Revolving Credit Facility is guaranteed by the Parent and all its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility. Borrowings and related guarantees under the Revolving Credit Facility are secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA and its subsidiaries, excluding de minimus value properties as determined by the lender. The facility is secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the Issuer and 65% of the stock of each foreign subsidiary of Gastar USA.

The Revolving Credit Facility contains various covenants, including among others:

•	Restrictions on liens;

•	Restrictions on incurring other indebtedness without the lenders’ consent;

•	Restrictions on dividends and other restricted payments;

•	Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted;

•	Maintenance of a maximum ratio of indebtedness to EBITDA on a rolling four quarter basis, as adjusted, of not greater than 4.0 to 1.0, commencing with the quarter ended December 31, 2009; and

•

Maintenance of an interest coverage ratio on a rolling four quarter basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter commencing December 31, 2009, to be less than 2.5 to 1.0.

All outstanding amounts owed under the Revolving Credit Facility become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments under the Revolving Credit Facility;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a “Change in Control (as defined in the Revolving Credit Facility) of the Parent”.

Should there occur a Change of Control of the Parent, then, five days after such occurrence, immediately and without notice, (i) all amounts outstanding under the Revolving Credit Facility shall automatically become immediately due and payable and (ii) the commitments shall immediately cease and terminate unless and until reinstated by the lender in writing. If amounts outstanding under the Revolving Credit Facility become immediately due and, the obligation of Gastar USA with respect to any commodity hedge exposure shall be to provide cash as collateral to be held and administered by the lender as collateral agent.

Credit support for the Company’s open derivatives at December 31, 2009 is provided through intercreditor agreements or by a $100,000 letter of credit. As of December 31, 2009, after reflecting this letter of credit and the Short-Term Loan, the remaining availability under the borrowing base available to the Company was $30.4 million. Upon repayment in full of the Short-Term Loan on January 8, 2010, the borrowing base under the Revolving Credit Facility was automatically increased to $47.5 million, with a remaining availability of $47.4 million.

As December 31, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$25.0 Million Term Loan

On February 17, 2009, Gastar USA drew $25.0 million under a $25.0 million term loan (the “$25.0 Million Term Loan”) to fund current and future capital commitments and operating costs. The $25.0 Million Term Loan bears interest at a fixed rate of 20% per annum and matures on February 15, 2012. The annual effective interest rate, after amortization of the fees paid to establish the $25.0 Million Term Loan was 21.9%. The $25.0 Million Term Loan contains various customary covenants, including restrictions on liens, restrictions on incurring other indebtedness without the lender’s consent, restrictions on dividends and other restricted payments, and maintenance of various financial ratios consistent to the Original Revolving Credit Facility. Amounts outstanding under the $25.0 Million Term Loan could be repaid prior to maturity, with a prepayment premium of 10% if repaid prior to December 31, 2009, and a prepayment premium of 5% if repaid between January 1, 2010 and December 31, 2010. Upon a Change of Control (as defined in the $25.0 Million Term Loan), all amounts outstanding under the $25.0 Million Term Loan were to be immediately due and payable.

Amounts outstanding under the $25.0 Million Term Loan were secured by a first priority lien on Gastar USA’s and certain of the Parent’s subsidiaries’ primary natural gas and oil assets and certain other properties. The $25.0 Million Term Loan and other existing and future indebtedness incurred under the Company’s Original Revolving Credit Facility were senior to the liens securing the 12 3 /4% Senior Secured Notes.

On March 13, 2009, concurrent with the execution of the Third Amendment, the Parent and Gastar USA entered into the Waiver under the $25.0 Million Term Loan to provide for a waiver of a breach of a current ratio test under the Original Revolving Credit Facility and $25.0 Million Term Loan. The waiver covered the current breach and any future breach of the current ratio covenant as determined as of the end of any quarter of the Company’s fiscal year ending December 31, 2009.

On July 13, 2009, the Company used approximately $27.5 million of the proceeds from the Australian Assets sale, described above, to repay in full and thereby terminate the $25.0 Million Term Loan.

12 3/4% Senior Secured Notes

On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes (the “12 3/4% Senior Secured Notes”) at an issue price of 99.50% pursuant to an indenture, dated as of November 29, 2007 (the “Base Indenture”), by and among the Parent, Gastar USA, Wells Fargo Bank, National Association, as trustee and Collateral Agent (the “Trustee”) and certain subsidiaries of the Parent. The 12 3/4% Senior Secured Notes were fully and unconditionally guaranteed (the “Guarantees”) jointly and severally by Gastar USA, the Parent, and all of the Parent’s existing and future material domestic subsidiaries. The 12 3/4% Senior Secured Notes and the Guarantees were secured by a second lien on Gastar USA’s principal domestic natural gas and oil properties and other assets that also secured the Original Revolving Credit Facility, subject to certain exceptions. The 12 3/4% Senior Secured Notes were to mature on December 1, 2012. On February 16, 2009, the parties to the Indenture entered into a supplemental indenture with the Trustee to amend and modify the Indenture (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”) to enable the Company to enter into the $25.0 Million Term Loan.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purpose of the Asset Sale Offer was to comply with the provisions of the Supplemental Indenture and the Base Indenture, whereby if the Company had major asset sale excess proceeds (as defined therein) following the receipt of net proceeds from a sale of assets, the Company was required to offer to purchase the maximum principal amount of 12 3/4% Senior Secured Notes that could be purchased with such major asset sale excess proceeds.

On August 6, 2009, the note holder’s tendered to the Company the outstanding $100.0 million principal amount of the 12 3/ 4% Senior Secured Notes at 106.375% of par, plus accrued and unpaid interest. On August 7, 2009, the Company used a portion of the net proceeds from the sale of the Australian Assets to retire in full the 12 3/4% Senior Secured Notes and to discharge all of its obligations under the Indenture by directly tendering payment of $108.7 million, including accrued interest, to the note holders and ultimate cancellation of the 12 3/4% Senior Secured Notes by the Trustee.

Convertible Subordinated Debentures

In November 2004, the Company issued $30.0 million of Convertible Subordinated Debentures. The Convertible Subordinated Debentures had a term of five years, were due November 20, 2009 and bore interest at 9.75% per annum, payable quarterly. As of September 30, 2009, a total of $10.3 million of Convertible Subordinated Debentures had been tendered, at par, to the Company for early retirement. Concurrent with the execution of the Short-Term Loan on November 20, 2009, the Company drew $17.0 million and used the proceeds, together with cash on hand, to repay all $19.7 million of outstanding Convertible Subordinated Debentures.

Subordinated Unsecured Notes Payable

The Company’s $3.25 million 10.0% subordinated unsecured notes payable (the “Subordinated Unsecured Notes Payable”) matured from April to September 2009. As of December 31, 2009, the Company had repaid all outstanding amounts under the Subordinated Unsecured Notes Payable.

6. Asset Retirement Obligation

A summary of the activity related to the asset retirement obligation is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Asset retirement obligation, beginning of year	$5,095	$4,391	$4,218
Liabilities incurred	652	443	642
Accretion expense	379	335	281
Revision in previous estimates and other	(183)	(74)	(750)

Asset retirement obligation, end of year	$5,943	$5,095	$4,391

7. Fair Value of Financial Instruments

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s fixed interest rate debt instruments as of December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
12 3/4% Senior secured notes	$—	$—	$100,000	$79,867
Convertible subordinated debentures—9.75%	—	—	30,000	27,884
Subordinated unsecured notes payable—10.0%	—	—	3,250	3,144

Total	$—	$—	$133,250	$110,895

The fair value statement, as amended, establishes accounting and reporting guidance that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 9, “Derivative Instruments and Hedging Activity”.

8. Equity Compensation Plans

Share-Based Compensation Plan

At the annual meeting of shareholders held June 4, 2009 (the “Annual Meeting”), the Company’s shareholders approved amendments to the Company’s 2006 Long-Term Stock Incentive Plan (the “2006 Plan”) that, effective as of April 1, 2009, merged the Company’s Stock Option Plan (the “2002 Stock Option Plan”) with and into the 2006 Plan so that all outstanding equity awards and all future equity awards to be made to employees, officers and directors would be under one plan—the 2006 Plan. The merging of the 2002 Stock Option Plan with and into the 2006 Plan, resulted in the cessation of the existence of the 2002 Stock Option Plan and the transfer of all common shares previously reserved and available for issuance under the 2002 Stock Option Plan, including any common shares subject to outstanding stock option awards previously granted under the 2002 Stock Option Plan prior to the effective date of the amendments, to the common share reserve under the 2006 Plan.

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

The Company’s 2006 Plan authorizes the Company’s Board of Directors to issue stock options, stock appreciation rights, bonus stock awards and any other type of award, which are consistent with the 2006 Plan’s purposes to directors, officers and employees of the Company and its subsidiaries covering a maximum of

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.0 million common shares. The contractual lives and vesting periods for grants are determined by the Board of Directors at the time a grant is awarded. Recent stock option grants have an expiration of ten years. Stock options granted prior to October 2005 have an expiration of five years. The vesting schedule for stock option grants has varied from two years to four years but generally has been over a four-year period vesting at 25% per year beginning on the first anniversary date of the grant. Stock options granted pursuant to the 2006 Plan have exercise prices determined by the Board of Directors, but an exercise price cannot be less than the market price on the date immediately prior to the date of grant as reported by any stock exchange on which the Company’s common shares are listed. The vesting period for recent restricted common stock grants has been over four years, with one-quarter vesting on the first, second, third and fourth anniversaries of the date of grant.

On August 3, 2009, the Company’s common shares began trading on a post 1-for-5 reverse split (the “1-for-5 Reverse Split”) basis. All common shares and per share information has been adjusted to reflect the 1-for-5 Reverse Split. See Note 11, “Capital Stock”.

At December 31, 2009, 1,708,768 common shares were available for future stock-based compensation grants under the 2006 Plan. All common shares issued upon the exercise of stock option grants or vesting of restricted share grants are authorized, issued by the Company and are fully paid and non-assessable.

Determining Fair Value of Stock Options

In determining fair value for stock option grants, the Company utilized the following assumptions:

Valuation and Amortization Method.    The Company estimates the fair value of share-based awards granted using the Black-Scholes-Merton valuation model. The fair value of all awards is expensed using the “graded-vesting method”.

Expected Life.    The expected life of stock options granted represents the period of time that stock options are expected, on average, to be outstanding. The Company determined the expected life to be 6.25 years, based on historical information, for all stock options issued with four-year vesting periods and ten-year grant expirations.

Expected Volatility.    Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of its common shares at the beginning of the quarter in which the stock option is granted. The volatility is based on weighted average historical movements of the Company’s common share price on the NYSE Amex over a period that approximates the expected life.

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

Expected Forfeitures.    Forfeitures of unvested stock option and restricted common shares are calculated at the beginning of the year as a percentage of all stock option and restricted common share grants. For 2009, 2008 and 2007, the Company used forfeiture rates in determining compensation expense of 6.5%, 6.0% and 5.0%, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. The table below summarizes the number of stock options granted and the fair value assumptions for the stock options granted for the period indicated:

	For the Years Ended December 31,
	2009	2008	2007
Stock options granted during the reporting period	266,300	—	828,000
Expected life (in years)	6.25	—	6.25
Expected volatility	59.3%-60.2%	—	44.4%-44.7%
Risk-free interest rate	1.97%-2.81%	—	4.3%-5.1%

The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are shown below for the period indicated:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Weighted average grant date fair value	$1.52	$—	$5.55
Intrinsic value of stock options exercised (1)	$—	$—	$—
Grant date fair value of stock option shares vested	$1,334	$3,233	$2,912

(1)	There were no stock options exercised during 2009, 2008 and 2007. Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised.

Stock Option Activity

The following table summarizes certain information about stock options under the Company’s 2006 Plan as of and for the year ended December 31, 2009:

	Number of Shares Under Stock Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2008	1,929,750	$13.80
Stock options granted	266,300	$2.63
Stock options exercised	—	$—
Stock options canceled/expired	(903,750)	$16.29

Stock options outstanding as of December 31, 2009	1,292,300	$12.13

Stock options exercisable as of December 31, 2009	910,750	$14.25

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value calculations are as of the date of grant. The table below summarizes certain information about the stock options as of and for the year ended December 31, 2009:

	Number of Shares Under Stock Options	Weighted Average Fair Value
Unvested stock options at beginning of year	359,833	$6.70
Unvested stock options at end of year	381,550	$3.35
Stock options granted during the year	266,300	$1.52
Stock options vested during the year	205,500	$6.49
Stock options canceled during the year	903,750	$5.22

The table below summarizes certain information about the vested and unvested stock options as of December 31, 2009:

	Number of Shares under Stock Options	WA Exercise Price	Intrinsic Value ($000)	WA Contractual Life (Years)
Vested stock options at end of year	910,750	$14.25	$—	5.8
Unvested stock options at end of year	381,550	$7.06	$556	8.5

The following table summarizes the range of exercise prices for stock options outstanding and exercisable as of December 31, 2009:

	Number of Shares Under Stock Options		Exercise Prices
Expiration Date	Outstanding	Exercisable
April 4, 2010 (1)	4,200	4,200	$20.49
June 24, 2010 (1)	65,000	65,000	$16.68
June 28, 2010 (1)	10,000	10,000	$16.20
September 7, 2010 (1)	30,000	30,000	$15.49
September 20, 2010 (1)	8,000	8,000	$19.06
January 16, 2016 (1)	54,000	40,500	$23.88
April 5, 2016 (1)	162,600	121,950	$22.88
July 14, 2016	561,000	561,000	$11.60
March 30, 2017	40,000	20,000	$10.85
July 3, 2017	60,000	30,000	$11.00
July 9, 2017	40,000	20,000	$10.95
August 30, 2017	200	100	$8.35
March 19, 2019	208,300	—	$2.60
July 8, 2019	49,000	—	$2.75

Total	1,292,300	910,750

(1)	These stock option grants have strike prices denominated in Canadian dollars. The strike prices have been converted to US dollars by multiplying the Canadian dollar strike price by the U.S. exchange rate at December 31, 2009.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Activities

The following table summarizes the changes and grant date prices for restricted common share grants for the year ended December 31, 2009:

	Number of Shares Under Stock Options	Weighted Average Grant Date Fair Value
Restricted common shares granted and subject to vesting as of December 31, 2008	506,780	$10.10
Restricted common shares granted	956,035	$5.92
Restricted common shares vested and issued	(273,987)	$11.00
Restricted common shares forfeited	(98,715)	$11.00
Restricted common shares canceled	(55,789)	$7.59

Restricted common shares granted and subject to vesting as of December 31, 2009	1,034,324	$6.03

The following table summarizes the range of expiration dates and fair values for restricted common shares outstanding and unvested as of December 31, 2009:

Expiration Date	Restricted Common Shares Outstanding	Grant Date Fair Value
July 3, 2011	123,633	$11.00
January 16, 2012	2,000	$5.45
May 16, 2012	268,541	$9.55
August 18, 2012	9,000	$8.75
March 19, 2013	96,650	$2.60
July 8, 2013	14,500	$2.75
September 4, 2013	520,000	$3.72

Total	1,034,324	$6.03

As of December 31, 2009, the remaining weighted average contractual life of unvested restricted common shares was 3.0 years. The following table shows the total value and weighted average fair value per share of restricted common shares outstanding as of the date indicated:

	As of and for the Years December 31,
	2009	2008	2007
	(in thousands, except per share data)
Total value of restricted common shares granted and subject to vesting (1)	$4,954	$836	$1,370
Weighted average grant date fair value per share of restricted common shares subject to vesting	$6.03	$10.10	$10.75

(1)	Based on the closing prices on December 31, 2009, 2008 and 2007 of $4.79, $1.65 and $6.25 per share, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense for stock options and restricted common shares granted using the fair-value method of $3.5 million, $3.1 million and $3.9 million, respectively. All stock-based compensation costs were expensed and not tax effected, as the Company currently records no U.S. income tax expense. All common shares issued upon exercise or vesting are reserved and non-assessable.

As of December 31, 2009, the Company had approximately $3.8 million of total unrecognized compensation cost related to unvested stock options and restricted common shares, which is expected to be amortized over the following periods:

Amount
(in thousands)
2010	$2,275
2011	1,060
2012	381
2013	88

Total	$3,804

9. Derivative Instruments and Hedging Activity

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index swaps, basis swaps, fixed price swaps, put options and call options to hedge natural gas price risk.

Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and elected not to designate any derivative contracts as cash flow hedges. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships will remain in Other Comprehensive Income until the underlying forecasted transactions affect earnings. As a result, for the years ended December 31, 2009 and 2008, the Company reported gains of $2.6 million and $22,000, respectively, which were reclassified into earnings as a result of previously discontinued cash flow hedges. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge loss, while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues. For the year ended December 31, 2009 the Company reported unrealized losses of $7.8 million and for the year ended December 31, 2008, unrealized gains of $6.5 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the following derivative transactions were outstanding with the associated notational volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		MMBtu	MMBtu
2010	Costless collar	9,322	3,402,530	$—	$5.73	$4.00	$7.65
2010	Put spread	9,616	3,510,000	$—	$6.00	$4.00	$—
2010	Basis—HSC (1)	15,178	5,540,000	$(0.26)	$—	$—	$—
2010	Basis—CIG (2)	1,000	365,000	$(1.31)	$—	$—	$—

2011	Costless collar	10,146	3,703,290	$—	$6.16	$4.00	$7.97
2011	Put spread	5,964	2,176,860	$—	$6.00	$4.00	$—
2011	Fixed price swap	2,000	730,000	$6.11	$—	$—	$—
2011	Basis—HSC (1)	5,038	1,839,000	$(0.23)	$—	$—	$—
2011	Basis—CIG (2)	800	292,000	$(1.21)	$—	$—	$—

2012	Costless collar	2,130	779,580	$—	$6.00	$4.00	$8.00
2012	Put spread	16,309	5,968,961	$—	$6.00	$4.00	$—

(1)	East Houston-Katy—Houston Ship Channel

(2)	Inside FERC Colorado Interstate Gas, Rocky Mountains

As of December 31, 2009, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institution, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at December 31, 2009 is provided under the Revolving Credit Facility through intercreditor agreements or under a $100,000 letter of credit. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period July 2010 through December 2012 and recorded a current commodity derivative premium payable of $1.2 million and long-term commodity derivative premium payable of $8.2 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

The Company adopted certain new disclosures about derivative instruments and hedging activities at the beginning of the first quarter of 2009, and the expanded disclosures required are presented below. The table below provides data about the carrying values of derivatives that are not designated as hedge instruments:

	Asset Derivatives (dollars in thousands)
Derivatives not designated as hedging instruments	December 31, 2009
	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$4,870
Long-term	Commodity Derivative Contracts	10,698

Total derivatives not designated as hedging instruments		$15,568

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Liability Derivatives
Derivatives not designated as hedging instruments	December 31, 2009
	Balance Sheet Location	Fair Value
Current	Commodity Derivative Contracts	$3,678
Long-term	Commodity Derivative Contracts	4,047
Long-term	Warrant Derivative	205

Total derivatives not designated as hedging instruments		$7,930

	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Year Ended December 31, 2009
	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Commodity Contracts	Unrealized Natural Gas Hedges	$(7,767)
Warrant Derivative	Other income (expense)	(205)

		$(7,972)

10. Fair Value Measurements

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

•

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. These inputs may be used with internally developed methodologies or third party broker quotes that result in management’s best estimate of fair value. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas costless collars, warrants, index, basis and fixed price swaps and put and call options. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The determination of the fair values below incorporates various factors, including the impact of the counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. The Company has not elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, but report them gross on its condensed consolidated balance sheets. The following

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$21,866	$—	$—	$21,866
Commodity derivatives	$—	$—	$15,568	$15,568
Liabilities:
Commodity derivatives	$—	$—	$7,725	$7,725
Warrant derivative	$—	$—	$205	$205

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents	$6,153	$—	$—	$6,153
Commodity derivatives	$—	$—	$9,829	$9,829
Liabilities:
Commodity derivatives	$—	$—	$1,121	$1,121

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2009 and December 31, 2008, respectively:

	Derivatives for the Years Ended December 31,
	2009	2008
	(in thousands)
Balance as of the beginning of the year	$8,708	$(391)
Total gains or losses (realized or unrealized):
Included in earnings (1)	8,350	4,422
Included in other comprehensive income	—	2,629
Purchases, issuances and settlements	(9,420)	2,048

Balance as of the end of the year	$7,638	$8,708

(1)	This amount is included in natural gas and oil revenues on the statement of operations.

For the year ended December 31, 2009, the unrealized loss relating to derivatives still held was $8.0 million and for the year ended December 31, 2008, unrealized gains relating to derivatives still held was $6.5 million.

11. Capital Stock

Common Shares

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value. On July 23, 2009, the Company filed an article of amendment to its Articles of Incorporation with the Registrar of Corporations of Alberta, Canada for the purpose of affecting the 1-for-5 Reverse Split. The Company’s shareholders approved the reverse split at the 2008 Annual General and Special

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Meeting of Shareholders held on June 20, 2008 by a special resolution authorizing a reverse split of the Company’s common shares on the basis of (1) new common share for up to five (5) common shares outstanding or such fewer number of common shares as the Board of Directors may, in its sole discretion, approve at a later date. The Board of Directors approved the 1-for-5 Reverse Split on June 29, 2009. As of the opening of trading on August 3, 2009, the Company’s common shares began trading on the NYSE Amex under the same symbol of “GST” on a post 1-for-5 Reverse Split basis. No scrip or fractional certificates were issued in connection with the 1-for-5 Reverse Split. Shareholders who otherwise would have been entitled to receive fractional shares because they held a number of common shares not evenly divisible by five received a number of shares after rounding up to the next common share. All common share and per share amounts reported in this Form 10-K have been reported on a post 1-for-5 Reverse Split basis.

Effective July 6, 2009, the Company elected to voluntarily de-list its shares from trading on the Toronto Stock Exchange (“TSX”). The Company decided to delist from the TSX because trading on two exchanges had become unduly costly and burdensome without providing any significant additional liquidity for the Company’s shareholders.

Preferred Shares

On June 30, 2009, Company filed an article of amendment to its Articles of Incorporation to be effective as of June 30, 2009 with the Registrar of Corporations of Alberta, Canada for the purpose of creating and adding an unlimited number of preferred shares to the authorized capital of the Company. The Company’s shareholders approved the amendment by special resolution at the 2007 Annual General and Special Meeting of Shareholders held on June 1, 2007. Pursuant to the amendment, the number of preferred shares which may be issued from time to time and the privileges, restrictions and conditions of such preferred shares when issued will be determined by the Board of Directors of the Company.

Other Share Issuances

On March 19, 2007, the eighteen-month anniversary of the September 19, 2005 $10.0 million senior secured notes issuance, the Company issued to the note holders an additional 75,188 common shares valued at CDN$714,286.

On May 9, 2007, in conjunction with the sale of a portion of the Company’s East Texas undeveloped natural gas and oil acreage to a third party, the Company issued 2,000,000 common shares at a price of $10.00 per share, or $20.0 million.

On May 23, 2007 in conjunction with the May 9, 2007 sale of 2,000,000 common shares, Chesapeake acquired an additional 351,439 of the Company’s common shares at $10.00 per share, or $3.5 million, pursuant to its preemptive rights under a Common Stock Purchase Agreement dated November 4, 2005.

During the year ended December 31, 2007 and pursuant to the Company’s 2006 Plan, 219,200 common shares were granted and issued (net of 1,800 common shares, which were canceled).

During the year ended December 31, 2008 and pursuant to the Company’s 2006 Plan, 287,580 common shares were granted and issued (net of 61,489 common shares, which were canceled).

On May 22, 2009, the Company sold 7,300,000 of its common shares in an underwritten public offering to investors in the United States pursuant to the Company’s Registration Statement on Form S-3, which was declared effective by the SEC on April 27, 2007, at a price of $2.00 per share, or $14.6 million.

During the year ended December 31, 2009 and pursuant to the Company’s 2006 Plan, 801,531 common shares were granted and issued (net of 154,504 common shares, which were forfeited or canceled).

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved

At December 31, 2009, the Company has reserved 4,326,624 common shares to be issued pursuant to the exercise of stock options (1,292,300 common shares), the issuance of granted but unvested restricted shares (1,034,324 common shares) and the exercise of a warrant (2,000,000 common shares).

12. Warrant

The Company reclassified the fair value of its warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in June 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5.4 million to beginning retained earnings and recognized no value to common stock warrant liability for representing the fair value of such warrants on such date. The fair value of these warrants to purchase common stock was $205,000 as of December 31, 2009 and recognized a $205,000 non-cash charge for the change in fair value of these warrants for the year ended December 31, 2009.

The following table summarizes warrant information to purchase common shares as of December 31, 2009:

	Number of Warrants	Fair Value of Warrant (in thousands)	Weighted Warrant Price per Share Range		Weighted Average Remaining Life in Years	Average Exercise Price
Warrant issued in connection with litigation settlement	2,000,000	$205		(1)	2.0		$(1)

(1)	The warrant is exercisable for $13.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present oil and gas interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrant will be exercisable for a six-month period commencing on that date at $15.00 per share. The Company is not obligated to sell any of its East Texas properties. Fair value is based on the Black-Scholes-Merton model for option pricing.

13. Interest and Debt Extinguishment Expense

The following tables summarize the components of interest and debt extinguishment expense:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Interest expense:
Cash and accrued	$12,831	$16,080	$11,702
Amortization of deferred financing costs and debt discount	1,964	1,998	4,235
Capitalized interest	(10,802)	(12,225)	(1,858)

Total interest expense	$3,993	$5,853	$14,079

Early extinguishment of debt:
Call premium	$8,875	$—	$3,650
Unamortized deferred financing costs and debt discount	7,027	—	12,034

Total debt extinguishment expense	$15,902	$—	$15,684

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Related Party Transactions

Chesapeake Energy Corporation

On November 4, 2005, November 11, 2006 and May 23, 2007, Chesapeake Energy Corporation (“Chesapeake”) acquired 5,430,328, 1,000,000 and 351,439 common shares, respectively, in private placement transactions. Chesapeake has the right, with certain exceptions, to maintain its percentage ownership of the Company, on a fully diluted basis, by participating in future stock issuances and has the right to have an observer present at meetings of the Board of Directors.

As of December 31, 2009, Chesapeake owned 6,781,767 common shares, or 13.6% of the Company’s outstanding common shares. See Note 17, “Commitments and Contingencies”.

15. Income Taxes

Income (loss) before income taxes is comprised as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
United States	$(90,174)	$(300)	$336
Foreign	209,337	(5,061)	(30,876)

Income (loss) before income taxes	$119,163	$(5,361)	$(30,540)

The expense for income taxes consists of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$200	$—	$—
State	175	—	—
Foreign	69,942	—	—

Provision for income taxes	$70,317	$—	$—

The reconciliation of the Company’s effective tax rates from the U. S. 35% statutory rate for the three years ended December 31, 2009 are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Expected income tax provision (benefit) at statutory rate	$41,707	$(1,876)	$(10,689)
State tax, tax effected	114	46	72
Non-deductible stock-based compensation expense	271	1,095	1,270
Deferred tax effect of Canadian tax rate changes and other	1,849	3,416	5,163
Deferred tax effect of Australian tax rate changes and other	722	—	—
Non-deductible portion of U.S. net operating loss due to dual loss limitation	2,035	—	—
U.S. tax on deemed dividend distribution to Parent	200	—	—
Other	(169)	148	37
Other changes in valuation allowance	23,588	(2,829)	4,147

Actual income tax provision	$70,317	$—	$—

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s U.S. deferred taxes are comprised of the following:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax asset (liability):
Capital assets	$7,058	$(19,903)
Net operating loss carryforwards	—	52,733
Foreign tax credit carryforwards	49,360	—
Valuation allowance	(56,418)	(32,830)

Net deferred tax asset	$—	$—

The Company utilized its U.S. net operating loss carry forwards in 2009 due to the U.S. gain recognition on the sale of the Australian Assets. For U.S. federal income tax purposes, the Company has foreign tax credit carry forwards of $49.4 million, which if not utilized will expire in 2019. The utilization of the foreign tax credit carry forward is dependent on the Company generating future U.S. tax liability as well as other factors.

The Company has the following approximate undeducted Canadian tax pools:

	As of December 31,
	2009	2008
	(in thousands)
Canadian and foreign exploration and development expense	$1,766	$1,893
Undeducted share and senior secure note issue costs	$1,645	$2,919
Undeducted non-capital and capital loss carryforwards	$60,540	$59,937

For Canadian income tax purposes, the Company has net operating loss carryforwards, which if not utilized will begin to expire in 2010 through 2030.

The components of the Company’s Canadian deferred tax assets are comprised of the following:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Capital assets	$442	$463
Share and senior secured note issue costs	369	860
Tax loss carryforwards	15,026	14,765
Valuation allowance	(15,837)	(16,088)

Net deferred tax asset	$—	$—

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s Australian deferred taxes are comprised of the following:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax asset (liability):
Capital assets	$—	$(4,637)
Net operating loss carryforwards	—	5,359
Valuation allowance	—	(722)

Net deferred tax asset	$—	$—

In July 2009, the Company disposed of all of its Australian Assets at a gain. As a result of this transaction the Company utilized all of its Australian net operating loss carryforwards.

The FASB guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any unrecognized tax benefits, and there was no effect on the Company’s financial condition or results of operations as a result of implementing of this guidance.

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on financial condition or results of operations. As of December 31, 2009, the Company had no unrecognized tax benefits that if recognized would affect the effective tax rate.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Earnings or Loss per Share

In accordance with the provisions of SFAS guidance, basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. Diluted amounts are not included in the computation of diluted loss per share, as such would be anti-dilutive.

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share and share data)
Net Income (loss)	$48,846	$(5,361)	$(30,540)

Weighted average common shares outstanding—basic	46,102,662	41,419,714	40,565,758
Incremental shares from unvested restricted shares	104,979	—	—
Incremental shares from outstanding stock options	2,783	—	—

Weighted average common shares outstanding—diluted	46,210,424	41,419,714	40,565,758
Income (loss) per common share:
Basic	$1.06	$(0.13)	$(0.75)
Diluted	$1.06	$(0.13)	$(0.75)
Common shares excluded from denominator as anti-dilutive:
Stock options	1,650,875	1,929,750	2,034,750
Unvested restricted shares	436,034	506,780	219,200
Warrants	2,000,000	2,046,504	46,504
Convertible subordinated debentures	—	1,369,863	1,369,863

Total	4,086,909	5,852,897	3,670,317

17. Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain office equipment under non-cancelable operating lease agreements. For the years ended December 31, 2009, 2008 and 2007, office lease expense totaled approximately $267,000, $240,000 and $205,000, respectively.

As of December 31, 2009, the Company’s operating leases for the indicated periods were as follows:

	For the Year Ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Office lease	$202	$191	$11	$—	$—	$—	$—
Gathering system operating lease (1)	18,878	4,152	3,951	3,749	3,513	3,513	—
Operating leases and other (2)	35	11	20	4	—	—	—

Total	$19,115	$4,354	$3,982	$3,753	$3,513	$3,513	$—

(1)	The Hilltop Gathering Agreement requires a minimum delivery of 50.0 MMcf per day (35.0 MMcf per day net to the Company) for a five-year period commencing on November 1, 2009. The gathering fee on the initial gross 25.0 Bcf of natural gas production is $0.325 per Mcf, reducing at certain cumulative production amounts to $0.225 per Mcf when cumulative gross production reaches 300.0 Bcf.

(2)	Leases on various office equipment.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings, rendering judgment in favor of Navasota on its claims for breach of contract and specific performance, and remanding the case for further proceedings on Navasota’s other counts, which include claims for suit to quiet title, trespass to try title, tortious interference with contract, conversion, money had and received, and declaratory relief. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March 18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008. On August 28, 2008, the Texas Supreme Court requested briefing on the merits. On January 9, 2009, the Texas Supreme Court denied the Petition for Review. On January 26, 2009, the Company and Chesapeake jointly filed a motion for rehearing in the Texas Supreme Court on its denial of the Petition for Review. On April 24, 2009, the Texas Supreme Court denied the Petition for Review.

Pursuant to a provision in the November 4, 2005 Purchase and Sale and Exploration Development Agreement with Chesapeake, Chesapeake acknowledged the existence of the Navasota lawsuit and claims and further agreed that if Navasota were to prevail on its claims, that Chesapeake would convey the affected interests it purchased from the Company to Navasota upon receipt of the purchase price and/or other consideration paid by Navasota. Therefore, the Company believes that Navasota’s exercise of its rights of specific performance should impact only Chesapeake’s assigned leasehold interests. However, in December 2008, Chesapeake stated to the Company that if the Texas Supreme Court were not to reverse the decision of the Tenth Court of Appeals, Chesapeake would seek rescission of the 2005 transaction and restitution of consideration paid, indicating that Chesapeake might assert such rescission and restitution as to the November 4, 2005 Purchase and Sale and Exploration Development Agreement; a November 4, 2005 Exploration and Development Agreement; and a November 4, 2005 Common Share Purchase Agreement. In its December 2008 communication, Chesapeake did not identify particular sums as to which it might seek restitution, but amounts paid to the Company in connection with the 2005 transaction could be asserted to include the $76.0 million paid by Chesapeake for the purchase of 5.5 million common shares as part of the transaction in 2005 and/or other amounts. Chesapeake has amended its Answer to include cross-claims and counterclaims, including a claim for rescission.

On or about June 9, 2009, Navasota filed and served its Fourth Amended Petition, essentially re-pleading its previously-asserted claims against the Company and Chesapeake. Navasota has exercised its rights of specific performance, and Chesapeake assigned leases to Navasota in July 2009.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In re ClassicStar Mare Lease Litigation and West Hill Farms, LLC, et al. v. ClassicStar LLC, ClassicStar Farms, LLC, ClassicStar 2004, LLC, National Equine Lending Co., LLC, New NEL, LLC, GeoStar Corp., GeoStar Equine Energy, Inc., Tony Ferguson, David Plummer, ClassicStar Thoroughbreds, LLC, Spencer Plummer, Karren Hendrix Stagg Allen & Co., Thom Robinson, John Parrot, First Equine Energy Partners, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, ClassicStar 2005 Powerfoal Stables, LLC, ClassicStar Farms, Inc., GeoStar Financial Services Corp., Gastar Exploration, Ltd., and John Does 1-3; In the United States District Court for the Eastern District of Kentucky (Cause No. 06-243-JMH, Master File No. 5:07- cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against the majority of the defendants, including the Company. These causes of action include violations of the RICO Act, common law fraud, negligent misrepresentation, theft by deception, unjust enrichment, conspiracy, aiding and abetting, and fraudulent transfer. The plaintiffs also assert additional causes of action against certain defendants other than the Company for breach of contract, state and federal securities fraud, anticipatory breach, and conversion. On

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 19, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. The Company intends to vigorously defend the suit.

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

In re ClassicStar Mare Lease Litigation and James D. Lyon, Chapter 7 Trustee of ClassicStar LLC v. Tony P. Ferguson, S. David Plummer, Spencer D. Plummer III, Shane D. Plummer, Jennifer Stahle, Boyce J. Sanderson, Thomas E. Robinson, John W. Parrott, Frederick J. Lambert, ClassicStar Farms, Inc., Tartan Business L.C., Dinosaur Enterprises, L.L.C., Cadillac Farms, Inc., ClassicStar Farms LLC, GeoStar Corporation, First Source Texas, Inc., First Source Bossier, L.L.C., First Texas Gas, LP, CBM Resources Pty, Ltd., Associated Geophysical Services, Inc., Conquest Group Operating Company, West Virginia Development, Inc., West Virginia Gas Corporation, Squaw Creek Development, Inc., Arkoma Basin Development, Inc., Royalty Acquisition Company, BNG Producing & Drilling, GeoStar Financial Corporation, GeoStar Financial Services Corporation, GeoStar Leasing Corporation, Conquest Exploration, Inc., First Source Wyoming, Inc., Squaw Creek, Inc., Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, National Equine Lending Co., L.C., New NEL, LLC, First Equine Energy Partners LLC, GeoStar Equine Energy, Inc., Private Consulting Group, Inc.,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gastar Exploration, Ltd., Gastar Exploration USA, Inc. f/k/a First Sourcenergy Wyoming, Inc., Gastar Exploration Victoria, Inc. f/k/a First Sourcenergy Victoria, Inc., Gastar Exploration Texas, Inc. f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC f/k/a Bossier Basin, LLC, Gastar Exploration Texas, LP f/k/a First Source Gas, LP, Gastar Exploration New South Wales, Inc. f/k/a First Sourcenergy Group, Inc., Gastar Exploration Power Pty, Ltd., Eastern Star Gas, Limited, Brookstone Development, Ltd., Debora D. Plummer, Viking Real Estate, L.C., Crown Jewels Limited Partnership, Woodford Thoroughbreds LLC and Does 1-100, including, but not limited to, various subsidiaries and affiliates of GeoStar Corporation and various subsidiaries and affiliates of Gastar Exploration, Ltd. and various entities affiliated or associated with S. David Plummer and/or Debora D. Plummer; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:09-cv-215-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed June 16, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding. The suit, brought by the Chapter 7 liquidation bankruptcy trustee for ClassicStar, names more than 50 defendants, including the Company and seven of its subsidiaries. The trustee alleges that cash from investors in ClassicStar’s mare leasing programs was systematically diverted from ClassicStar over a six year period by various defendants, among them the former officers, directors, managers, and members of ClassicStar, with the assistance and participation of various other defendants including ClassicStar affiliates; entities controlled by ClassicStar’s former officers and affiliates; GeoStar; current or former officers or shareholders of GeoStar; and GeoStar’s subsidiaries, former subsidiaries, or formerly controlled companies, including the Company and its subsidiaries. The defendants include officers and former officers of GeoStar who also served as officers or directors of the Company and its subsidiaries, or who were Company shareholders. No current officer or director of the Company has been named as a defendant. The trustee alleges that the Company and its subsidiaries were beneficiaries of an unspecified amount of the allegedly diverted ClassicStar funds while allegedly under the control of GeoStar and its officers. The trustee further alleges that the Company and its subsidiaries, along with other defendants, aided and abetted breaches of fiduciary duties owed to ClassicStar by some of the defendants. The Company defendants, along with other defendants, are also alleged to have participated in, or were the beneficiaries of, or aided or abetted in, intentional or constructive fraudulent transfers of ClassicStar funds. The complaint also makes claims for an accounting and conversion of all funds diverted from ClassicStar by any of the defendants and makes certain additional state law claims, including claims under Utah’s UPUA law (similar to RICO), breach of contract, unjust enrichment, civil conspiracy, and alter ego. The trustee alleges that as a result of the acts complained of (including the alleged transfer of at least $330.0 million in cash from ClassicStar to various defendants), at least $1 billion in claims have been made against the ClassicStar estate. The trustee seeks damages in excess of $1 billion in compensatory damages, $330.0 million in punitive damages, costs, attorney’s fees, and interest. The lawsuit is consolidated for pretrial purposes in federal court in Kentucky as part of the previously disclosed multi-district litigation proceeding involving multiple actions filed by purported investors in the ClassicStar mare leasing programs, some of which name Gastar as one of several defendants. On August 19, 2009, the Company and its seven subsidiary defendants filed a motion to dismiss the trustee’s suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and Stanwyck Glen Farms, LLC, Thomas E. Morello, and Denise G. Morello v. Wilmington Trust of Pennsylvania, Wilmington Trust FSB, Wilmington Trust Corp., Private Consulting Group, Inc., David S. Forman, National Equine Lending Company, LLC, GeoStar Corporation, Gastar Exploration Ltd., GeoStar Financial Services Corporation, S. David Plummer, Spencer Plummer, Tony Ferguson, and ClassicStar LLC; in the United States District Court of the Eastern District of Kentucky (Cause No. 5:09-cv-015-JMH, Master File No. 5:07-cv-353-JMH). On January 8, 2010, the plaintiffs in this case filed an amended complaint adding the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for shares of Company stock owned by defendants other than the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. The plaintiffs assert several causes of action including violations of the federal and New Jersey RICO Acts, common law fraud, unjust enrichment, common law conspiracy, constructive trust, accounting for shares, breach of contract, and fraud. The plaintiffs also assert additional causes of action against certain defendants other than the Company. The Company has accepted service but has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and Premiere Thoroughbreds, LLC, Greg Minor, and Stephanie Minor v. ClassicStar LLC, ClassicStar Farms Inc., New NEL LLC, ClassicStar Thoroughbreds LLC, Karren Hendrix Stagg Allen & Co., Terry L. Green, ClassicStar 2004, ClassicStar 2005 Powerfoal Stables LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, GeoStar Corporation, First Equine Energy Partners LLC, GeoStar Equine Energy Inc., S. David Plummer, Tony P. Ferguson, John W. Parrott, Thomas E. Robinson, Spencer D. Plummer III, GeoStar Financial Services Corp., Gastar Exploration Ltd., and John Does; in the United States District Court of the Eastern District of Kentucky (Cause No. 5:07-cv-348-JMH, Master File No. 5:07-cv-353-JMH). On November 16, 2009, the plaintiffs in this case filed an amended complaint adding the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants and then were induced to exchange their interest in that program into units in an entity known as First Equine Energy Partners (FEEP). The FEEP units were allegedly exchangeable into shares of Gastar stock owned by GeoStar Corporation and subject to a put option provided by GeoStar Corporation. The plaintiffs assert several causes of action including violations of the federal and Florida RICO Acts, common law fraud, unjust enrichment, common law conspiracy, accounting, and negligent misrepresentation. The plaintiffs also allege securities fraud under federal and Florida law and failure to register with respect to the sale of FEEP units. The plaintiffs also assert additional causes of action against certain defendants other than the Company. The Company has been served but has not yet answered or otherwise responded. The Company intends to vigorously defend the suit.

Midway Land & Development Inc. v. EnCana Oil & Gas (USA), Inc. v. Navasota Resources, LTD, LLP, Alta Mesa Resources LP f/k/a Navasota Resources, Inc., and Navasota Resources LTD., LLP and Gastar Exploration Texas LP and Gastar Exploration, LTD.; In the District Court of Robertson County, Texas, 82ND Judicial District (Judge Stem), (Cause No. 08-12-18,265-CV). Gastar Exploration Texas LP and Gastar Exploration, LTD were served as a third-party defendant (“Counterclaim Defendant”) by EnCana Oil & Gas (USA), Inc. on September 8, 2009. The Company understands that the underlying action between Midway Land & Development Inc. and EnCana Oil & Gas (USA), Inc. has been pending since 2008. In the underlying action, Midway seeks to recover from the EnCana Defendants a 2.5% working interest on certain wells located on lands within an area of mutual interest incorporated in a Joint Operating Agreement dated July 7, 2000, between First Source Texas, Inc., as operator, and Navasota Resources, Inc. and Kentex Energy, LLC (Midway’s predecessor in interest). Under the AMI agreement, it is alleged that each of the parties has the right to acquire an interest in any lease or a mineral interest acquired by any of the other parties on land situated within the AMI (for consideration set forth in the JOA). The Gastar Defendants, among others, own or claim interest in lands that Midway contends are within the AMI. The EnCana Defendants seek declaratory relief from the Court declaring that the AMI provision in the JOA is unenforceable because it does not include a legally sufficient description of the lands with in the AMI. Further, the EnCana Defendants seek to have a stipulation dated September 9, 2003 related to the AMI also declared unenforceable under the Statute of Frauds. It is alleged that the stipulations provides that Kentex (Midway’s predecessor in interest) shall be vested with an undivided five percent after payout working interest in each oil and gas well located on the leases listed on Exhibit A to the Stipulation. Gastar has answered the lawsuit and discovery is proceeding. The Company intends to vigorously defend the suit.

Gastar Exploration Texas L.P. vs. J. Ken Welch d/b/a W-S-M Oil Company, et al; Cause No. 0-09-117 in the 87th Judicial District Court of Leon County, Texas. This lawsuit, filed on March 12, 2009, is a suit for trespass to try title and, in the alternative, to quiet title, to an undivided mineral interest under several Company

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

oil and gas leases covering approximately 4,273.70 gross acres (the “Leases”). In this suit the Company contends that certain oil and gas leases claimed by the defendants have expired according to their terms and that the defendants’ failure to release those leases constitutes a trespass upon and cloud on the Leases. The defendants have responded with a General Denial and produced a portion of the documents the Company sought in its Request for Production of Documents. They have also served their own requests for admissions and production of documents, to which the Company has responded. The Company will continue to vigorously pursue this claim. After repeated demands, the defendants now have promised to comply and produce certain documents they obtained from third parties through depositions on written questions.

The Company has been expensing legal defense costs on these proceedings as they are incurred. The Company has not accrued a liability for settlement or other resolution of these proceedings because, in the Company’s judgment, the incurrence or amount of such liabilities is either not probable or not reasonably estimable.

Settlement with GeoStar Corporation and Affiliates

On June 11, 2008, the Company entered into a settlement agreement with GeoStar to resolve all outstanding disputes and lawsuits between the companies, including settlement of a claim for certain “look-back” payments arising under agreements related to the purchase of certain East Texas properties by the Company from GeoStar. The settlement included cash payments by the Company of approximately $29.0 million, plus the issuance to GeoStar of a warrant to purchase 2.0 million of the Company’s common shares (the “Warrant”). Pursuant to the settlement, GeoStar assigned to the Company all of GeoStar’s natural gas and oil interests in West Virginia, while the Company acknowledged GeoStar’s clear title to an exploration license (EL 4416) and assigned to GeoStar its interest in an exploration license application (EL 4968), both located in Victoria, Australia. As of the settlement date, EL 4416 and EL 4968 had no attributable proved reserves or production. In addition, the Company released its claim to GeoStar on approximately 340 acres in East Texas that were in dispute. Certain other corrective lease assignments and releases are being made between the Company and GeoStar. The Company and GeoStar have mutually agreed to release all claims against each other, their affiliates and current and past officers and directors.

As part of the settlement, GeoStar has the right to farm-in from the Company two Hilltop well locations in East Texas. The designated farm-in area is not included in the Company’s future Bossier or Knowles drilling plans and does not include any proven or probable reserves.

The Warrant is exercisable for $13.75 per share in the event that on or before June 11, 2011, the Company sells up to all or substantially all of its present natural gas and oil interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale, or a series of sales, of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the Warrant. If the Company does not sell all or substantially all of these properties by June 11, 2011, the Warrant will be exercisable for a six-month period commencing on that date at $15.00 per share. The Company is not obligated to sell any of its East Texas properties.

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

Commitments

In March 2008, the Company entered into formal agreements (the “ETC Contract”) with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of the Company’s natural gas production from the Hilltop area of East Texas. The ETC Contract was effective September 1, 2007 and has a term of 10 years. ETC currently provides the Company 50.0 MMcf per day of treating capacity and 150.0 MMcf per day of transportation capacity of production from the Company’s wells, located in Leon and Robertson Counties, Texas.

On November 16, 2009, concurrent with the Company’s sale of its Hilltop Gathering System, Gastar Texas, a wholly-owned subsidiary entered into a gas gathering agreement (“Hilltop Gathering Agreement”) effective November 1, 2009, with Hilltop Resort for an initial term of 15 years. The Hilltop Gathering Agreement covers delivery of the Company’s gross production of natural gas in the Hilltop area of East Texas to certain delivery points provided under the ETC Contract, as well as additional delivery points that, from time to time, may be added. The Company is also obligated to connect new wells that it drills within the area covered by the Hilltop Gathering Agreement to the Hilltop Gathering System. The agreement provides for a minimum quarterly gathering gross production volume of 50.0 MMcf per day (35.0 MMcf per day net to the Company) times the number of days in the quarter for five years from the effective date of November 1, 2009. If quarterly production is less than the minimum quarterly requirement, the gathering fee is payable on such deficit. If excess quarterly production exists, such excess is carried forward to be used to offset any future deficit quarters. The gathering fee on the initial gross 25 Bcf of production is $0.325 per Mcf, reducing in steps to $0.225 per Mcf when cumulative gross production reaches 300 Bcf. For the three months ended December 31, 2009, the Company paid $78,000 to Hilltop Resort as a result of not meeting minimum quarterly requirements. There is no assurance that the Company will meet its minimum quarterly requirements in the future.

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

Employment Agreements

The Company entered into employment agreements with its Chief Executive Officer and its Chief Financial Officer, effective February 24, 2005 (as amended July 25, 2008) and May 17, 2005 (as amended July 25, 2008), respectively. The agreements set forth, among other things, annual compensation, and adjustments thereto, bonus payments, fringe benefits, termination and severance provisions. The agreements renew annually; however, they may be terminated at any time with or without cause.

The Company also has entered into agreements with these executives, who are acting at the Company’s request to be officers of the Company, to indemnify them the fullest extent permitted by law, against any and all damages, liabilities, costs, charges or expenses suffered by or incurred by the individuals as a result of their service. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to beneficiary of such indemnification agreement.

18. Concentration of Risk and Significant Customers

Approximately 90%, 77% and 80% of the Company’s revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were from production from producing wells in the Hilltop area of East Texas.

For the years ended 2009, 2008 and 2007, ETC accounted for 85%, 79% and 78%, respectively, of natural gas and oil revenues, excluding realized hedge impact. For the years ended 2009, 2008 and 2007, Enserco Energy, Inc. (“Enserco”) accounted for 13%, 19% and 20%, respectively, of natural gas and oil revenues, excluding realized hedge impact.

ETC treats, transports and purchases substantially all of the Company’s East Texas production, and Enserco purchases the Company’s Powder River Basin natural gas production. There are limited natural gas purchase and transportation alternatives currently available in the Hilltop area of East Texas. If ETC were to cease purchasing and transporting the Company’s natural gas and the Company was unable to obtain timely access to existing or future facilities on acceptable terms, or in the event of any significant change affecting these facilities, including delays in the commencement of operations of any new pipelines or the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise, the Company’s ability to conduct normal operations would be restricted. However, the Company believes that the loss of ETC or Enserco would not have a long-term material adverse impact on the financial position or results of operations of the Company, as there are other purchasers operating in the areas.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Statement of Cash Flows—Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid for interest, net of capitalized interest	$14,202	$16,109	$10,825
Cash paid for debt extinguishment	$8,875	$—	$3,650
Cash paid for income taxes	$—	$—	$—
Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$(5,125)	$(4,905)	$(2,516)
Asset retirement obligation included in oil and gas properties	$516	$443	$(108)
Drilling advances application	$10,247	$5,384	$11,956
Common shares issued under senior secured notes	$—	$—	$606
GeoStar settlement	$—	$2,476	$—

20. Quarterly Consolidated Financial Data—unaudited

	For the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009 (1)	December 31, 2009
	(in thousands, except share and per share data)
Revenues	$13,265	$7,536	$4,263	$7,805
Loss from operations (2)	$(69,035)	$(1,266)	$(5,944)	$(685)
Income (loss) before income taxes (3)	$(70,187)	$(2,393)	$174,268	$17,475
Net income (loss) (4)	$(70,187)	$(2,393)	$108,492	$12,934
Income (loss) per share:
Basic	$(1.69)	$(0.05)	$2.21	$0.26
Diluted	$(1.69)	$(0.05)	$2.21	$0.26
Weighted average number of shares:
Basic	41,452,423	44,854,954	48,990,509	48,994,268
Diluted	41,452,423	44,854,954	49,107,492	49,277,432

(1)	The quarterly results have been restated. See “Restatement—September 30, 2009” below.

(2)	Loss from operations for the three months ended March 31, 2009 includes an impairment to natural gas and oil properties of $68.7 million.

(3)	Income before income taxes includes a gain on sale of unproved properties of $193.4 million and $17.8 million for the three months ended September 30, 2009 and December 31, 2009, respectively.

(4)	Net income includes an after tax gain on sale of unproved properties of $127.6 million and $13.6 million for the three months ended September 30, 2009 and December 31, 2009, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement—September 30, 2009

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 Q (the “Quarterly Report”), the Company determined that the inclusion in the balance sheet of accumulated other comprehensive loss for foreign exchange of $3.8 million in the Quarterly Report should have been included in foreign transaction gain in the statement of operations. The Company also reflected the gain on the sale of assets net of foreign income taxes of $65.8 million, resulting in a net gain of $127.6 million. The $65.8 million of foreign income tax should have been reflected as a tax provision and the gain shown before taxes. This adjustment did not have any impact to net income. The Company is restating certain information in the Quarterly Report to include the $3.8 million as a reduction of the foreign transaction gain thereby reducing income by $3.8 million, reflecting the gain on the sale of assets before a deduction for income taxes and reflecting income taxes related to the gain on sale of unproven properties in the provision for income taxes.

The Company concluded that the impact of correcting these errors is not material to the previously filed Quarterly Report financial statements and related disclosures, and therefore the Company did not amend its Quarterly Report. The table below summarizes the impact of the restatements, which will be reported when the relevant quarterly report is filed in 2010.

	For the Three Months Ended September 30, 2009
	As Reported	As Restated
	(in thousands, except per share data)
Gain on sale of unproved properties	$127,600	$193,376
Foreign transaction gain	$7,563	$3,765
Income before income taxes	$112,290	$174,268
Net income	$112,290	$108,492
Net income per share:
Basic	$2.29	$2.21
Diluted	$2.29	$2.21

	For the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except share and per share data)
Revenues	$15,433	$15,371	$15,897	$16,518
Income (loss) from operations (1)	$2,397	$1,955	$3,777	$(9,105)
Income (loss) before income taxes	$1,087	$546	$3,006	$(10,000)
Net income (loss)	$1,087	$546	$3,006	$(10,000)
Income (loss) per share:
Basic	$0.03	$0.01	$0.07	$(0.24)
Diluted	$0.03	$0.01	$0.07	$(0.24)
Weighted average number of shares:
Basic	41,419,714	41,419,714	41,419,714	41,419,714
Diluted	41,419,714	41,495,033	41,419,714	41,419,714

(1)	Loss from operations for the three months ended December 31, 2008 includes an impairment to natural gas and oil properties of $14.2 million.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Supplemental Oil and Gas Disclosures—Unaudited

Capitalized Costs Relating Oil and Producing Activities

The following table presents the Company’s aggregate capitalized costs relating to oil producing activities and the related depreciation, depletion and amortization:

	United States	Australia	Total
	(in thousands)
At December 31, 2009:
Unproved properties	$132,720	$—	$132,720
Proved properties	313,100	—	313,100

	445,820	—	445,820
LESS
Impairment of proved natural gas and oil properties	(187,152)	—	(187,152)
Accumulated depreciation, depletion and amortization	(96,315)	—	(96,315)

Total	$162,353	$—	$162,353

At December 31, 2008:
Unproved properties	$118,723	$23,137	$141,860
Proved properties	308,499	604	309,103

	427,222	23,741	450,963
LESS:
Impairment of proved natural gas and oil properties	(118,423)	(604)	(119,027)
Accumulated depreciation, depletion and amortization	(79,985)	—	(79,985)

Total	$228,814	$23,137	$251,951

At December 31, 2007:
Unproved properties	$46,527	$23,317	$69,844
Proved properties	246,768	604	247,372

	293,295	23,921	317,216
LESS:
Impairment of proved natural gas and oil properties	(104,205)	(604)	(104,809)
Accumulated depreciation, depletion and amortization	(55,675)	—	(55,675)

Total	$133,415	$23,317	$156,732

Pursuant to FASB guidance, net capitalized costs include related asset retirement costs of approximately $4.4 million, $3.9 million and $3.6 million at December 31, 2009, 2008 and 2007, respectively.

The Company sold its remaining Australian Assets in July 2009. See Note 3, “Property, Plant and Equipment”.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s natural gas and oil activities for the years ended December 31, 2009, 2008 and 2007:

	United States	Australia	Total
	(in thousands)
For the year ended December 31, 2009:
Unproved property acquisition	$13,997	$14,457	$28,454
Unproved property—divestment	—	(37,594)	(37,954)
Proved property—divestment	(21,783)	(604)	(22,387)
Exploration	12,731	—	12,731
Development	13,653	—	13,653

Total	$18,598	$(23,741)	$(5,143)

For the year ended December 31, 2008:
Unproved property acquisition	$32,590	$8,835	$41,425
Unproved property—GeoStar settlement	39,606	(9,015)	30,591
Proved property—GeoStar settlement	882	—	882
Exploration	26,050	—	26,050
Development	34,799	—	34,799

Total	$133,927	$(180)	$133,747

For the year ended December 31, 2007:
Unproved property acquisition	$(7,036)	$15,199	$8,163
Unproved property divestment	(27,977)	—	(27,977)
Exploration	29,768	—	29,768
Development	36,242	—	36,242

Total	$30,997	$15,199	$46,196

The U.S. proved properties are expected to be developed over the next 5 years.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations for Oil and Gas Producing Activities

The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2009, 2008 and 2007:

United States
(in thousands, except per Mcfe data)
For the year ended December 2009:
Natural gas and oil sales, including unrealized natural gas hedge	$32,869
Production expenses	(8,558)
Impairment of natural gas and oil properties	(68,729)
Depreciation, depletion, and amortization	(16,331)

Results of producing activities	$(60,749)

Depreciation, depletion, and amortization rate per Mcfe	$1.76

For the year ended December 2008:
Natural gas and oil sales, including unrealized natural gas hedge	$63,219
Production expenses	(10,893)
Impairment of natural gas and oil properties	(14,217)
Depreciation, depletion, and amortization	(24,310)

Results of producing activities	$13,799

Depreciation, depletion, and amortization rate per Mcfe	$2.86

For the year ended December 2007:
Natural gas and oil sales	$34,565
Production expenses	(8,690)
Impairment of natural gas and oil properties	(28,514)
Depreciation, depletion, and amortization	(21,327)

Results of producing activities	$(23,966)

Depreciation, depletion, and amortization rate per Mcfe	$3.22

The results of producing activities exclude interest charges and general corporate expenses and represent United States activities only due to no producing operations activities in Australia during 2009, 2008 and 2007.

Recent SEC and FASB Rule-Making Activity.    In December 2008, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and natural gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. The Company adopted the rules effective December 31, 2009 and the rule changes, including those related to pricing and technology, are included in the Company’s reserves estimates. See Note 2, “Summary of Significant Accounting Policies—Modernization of Natural Gas and Oil Reporting”.

In accordance with new SEC rules, estimates of the Company’s proved reserves and future net revenues are made using benchmark prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for natural gas and oil prices and were used in the Company’s reserve valuation as of December 31, 2009 (“new SEC pricing”). Key natural gas prices utilized are Henry Hub of $3.87 per MMBtu, Katy Hub of $3.68 per MMBtu and CIG of $3.04 per MMBtu and an oil price of $57.65 per barrel. These prices are held constant in

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees, and regional price differentials. Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated significantly in recent years.

The new reserve rules resulted in the use of lower prices at December 31, 2009 for both natural gas and oil than would have resulted under the previous rules. Use of the 12-month unweighted arithmetic average of the first-day-of-the-month price rules at December 31, 2009 resulted in a downward adjustment of approximately 11,300 MMcfe to our total proved reserves as of December 31, 2009, as compared to the old year-end prices rule.

Net Proved and Proved Developed Reserve Summary

Reserve Estimation.    The reserve information presented below is based on estimates of net proved reserves as of December 31, 2009, 2008, and 2007 that were prepared by the Company’s independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). A copy of NSAI’s summary reserve report is included as Exhibit 99.1 to this Form 10-K. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e., prices and costs as of the date the estimate is made). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. The Company’s proved developed and proved undeveloped reserves are located only in the United States.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in estimated net proved and proved developed and undeveloped reserves for the years ended December 31, 2007, 2008 and 2009:

Change in Proved Reserves

	Gas (MMcf)	Oil (MBbl)
Proved reserves as of December 31, 2006	31,157	30

2007 Activity:
Extensions and discoveries	24,064	—
Revisions of previous estimates	6,178	(14)
Production	(6,577)	(7)

Proved reserves as of December 31, 2007	54,822	9

2008 Activity:
Extensions and discoveries	15,186	—
Revisions of previous estimates	2,159	8
Production	(8,482)	(5)

Proved reserves as of December 31, 2008	63,685	12

2009 Activity:
Extensions and discoveries	1,716	56
Revisions of previous estimates	(7,603)	3
Production	(9,266)	(4)

Proved reserves as of December 31, 2009	48,532	67

Proved Developed and Undeveloped Reserves

	Gas (MMcf)	Oil (MBbl)
December 31, 2007:
Proved developed reserves	34,058	9
Proved undeveloped reserves	20,764	—

Total	54,822	9

December 31, 2008:
Proved developed reserves	40,239	12
Proved undeveloped reserves	23,446	—

Total	63,685	12

December 31, 2009:
Proved developed reserves	35,527	34
Proved undeveloped reserves	13,005	33

Total	48,532	67

The 2009 downward revision of previous estimates of natural gas primarily is attributable to lower natural gas prices. Natural gas prices, utilizing the new SEC 12-month unweighted first-day-of-the-month price, decreased approximately 35% from December 31, 2008 to December 31, 2009, resulting in a decrease in proved

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserves of approximately 11,300 MMcf. Natural gas negative impact was partially offset by upward performance revisions, primarily in the Hilltop area of East Texas. The 2008 upward revision of previous estimates is primarily attributable to performance revisions in the Hilltop area of east Texas reduced by the impact of lower natural gas prices. Natural gas prices decreased approximately 25% from December 31, 2007 to December 31, 2008, resulting in a decrease in proved reserves of approximately 10,754 MMcf. The 2007 upward revision of previous estimates is primarily attributed to an increase in natural gas prices and performance revisions. An increase in natural gas prices of approximately 28% from 2006 resulted in an increase in 2007 proved reserves of approximately 3,815 MMcf, with the remaining portion of the increase attributable to upward performance revisions primarily in the Hilltop area of East Texas. The remaining proved reserve revision of previous estimates is attributed to downward revisions in the Powder River Basin based on updated well performance and reservoir pressure data, which was partially offset by upward performance revisions in the Hilltop area of East Texas.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

For the year ended December 31, 2009, future cash inflows are computed by applying the new SEC pricing, which is the 12-month unweighted arithmetic average of the first-day-of-the-month prices for natural gas and oil relating to the Company’s proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2009, calculations were made using prices of $3.87 per MMBtu for gas and $57.65 per barrel for oil. For the years ended December 31, 2008 and 2007, future cash inflows were computed by applying the former SEC end of year pricing of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. Year-end calculations were made using prices of $5.71 and $6.80 per MMBtu for gas and $41.00 and $92.50 per barrel for oil for 2008 and 2007, respectively. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve report but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees and regional price differentials. The Company also includes its standard overhead charges pursuant to the respective property joint operating agreements in the calculation of its future cash flows.

The assumptions used to compute estimated future cash inflows do not necessarily reflect the Company’s expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company’s control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized. The Company does not currently estimate any future income tax expense based on the future pre-tax net cash flows.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is presented below:

United States
(in thousands)
December 31, 2007:
Future cash inflows	$334,071
Future production costs	(82,466)
Future development costs	(58,857)
Future income taxes (1)	—

Future net cash flows	192,748
10% annual discount for estimated timing of cash flows	(60,516)

Standardized measure of discounted future cash flows	$132,232

December 31, 2008:
Future cash inflows	$291,004
Future production costs	(72,265)
Future development costs	(51,274)
Future income taxes (1)	—

Future net cash flows	167,465
10% annual discount for estimated timing of cash flows	(57,376)

Standardized measure of discounted future cash flows	$110,089

December 31, 2009:
Future cash inflows	$148,002
Future production costs	(57,949)
Future development costs	(24,099)
Future income taxes (1)	—

Future net cash flows	65,954
10% annual discount for estimated timing of cash flows	(20,331)

Standardized measure of discounted future cash flows	$45,623

(1)	Based on current tax carryforwards and current and future property tax basis, no future taxes payable have been included in the determination of discounted future net cash flows.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of changes in the standardized measure of future net cash flows are as follows:

United States
(in thousands)
December 31, 2006	40,338
Extensions and discoveries, less related costs	65,520
Sale of natural gas and oil, net of production costs	(25,875)
Revisions of previous quantity estimates	19,800
Net change in income tax	—
Net change in prices and production costs	29,576
Accretion of discount	4,034
Development costs incurred	10,075
Net change in estimated future development costs	(7,870)
Change in production rates (timing) and other	(3,366)

December 31, 2007	132,232
Extensions and discoveries, less related costs	22,634
Sale of natural gas and oil, net of production costs	(45,796)
Revisions of previous quantity estimates	5,241
Net change in income tax	—
Net change in prices and production costs	(48,698)
Accretion of discount	13,223
Development costs incurred	20,056
Net change in estimated future development costs	4,850
Change in production rates (timing) and other	6,347

December 31, 2008	110,089
Extensions and discoveries, less related costs	2,782
Sale of natural gas and oil, net of production costs	(32,078)
Revisions of previous quantity estimates	(8,982)
Net change in income tax	—
Net change in prices and production costs	(63,016)
Accretion of discount	11,009
Development costs incurred	12,368
Net change in estimated future development costs	12,497
Change in production rates (timing) and other	954

December 31, 2009	$45,623