Form 10-Q
period 2010-03-31
GASTAR EXPLORATION LTD
filed 2010-05-06
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Total number of outstanding common shares, no par value per share, as of May 4, 2010 was 50,399,695.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Unless otherwise indicated or required by the context, (i) “Gastar,” the “Company,” “we,” “us,” and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) are stated in United States dollars (“US dollars”) and (iii) all financial data included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

As of the opening of trading on August 3, 2009, a common share consolidation on the basis of one (1) common share for five (5) common shares (the “1-for-5 Reverse Split”) became effective. All common share and per share amounts reported in this Form 10-Q have been reported on a post reverse split basis.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,737	$21,866
Term deposit	76,576	69,662
Accounts receivable, net of allowance for doubtful accounts of $600 and $609, respectively	5,508	5,336
Receivable from unproved property sale	1,839	19,412
Receivables from commodity derivative contracts	8,499	4,870
Prepaid expenses	598	669

Total current assets	104,757	121,815

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	143,965	132,720
Proved properties	314,979	313,100

Total natural gas and oil properties	458,944	445,820
Furniture and equipment	933	867

Total property, plant and equipment	459,877	446,687
Accumulated depreciation, depletion and amortization	(285,757)	(284,026)

Total property, plant and equipment, net	174,120	162,661

OTHER ASSETS:
Restricted cash	50	50
Receivables from commodity derivative contracts	4,564	10,698
Deferred charges, net	668	764
Drilling advances and other assets	100	250

Total other assets	5,382	11,762

TOTAL ASSETS	$284,259	$296,238

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,700	$8,291
Revenue payable	4,605	4,621
Accrued interest	58	130
Accrued drilling and operating costs	1,296	736
Liabilities from commodity derivative contracts	3,829	3,678
Commodity derivative premium payable	1,918	1,190
Short-term loan	—	17,000
Accrued taxes payable	77,146	75,887
Other accrued liabilities	1,979	1,438

Total current liabilities	101,531	112,971

LONG-TERM LIABILITIES:
Warrant derivative	57	205
Liabilities from commodity derivative contracts	3,532	4,047
Commodity derivative premium payable	7,448	8,176
Asset retirement obligation	6,049	5,943

Total long-term liabilities	17,086	18,371

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; unlimited shares authorized; no shares issued	—	—
Common stock, no par value; unlimited shares authorized; 50,399,695 and 50,028,592 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	263,809	263,809
Additional paid-in capital	21,501	20,782
Accumulated deficit	(119,668)	(119,695)

Total shareholders’ equity	165,642

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$284,259	$296,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(in thousands, except share and per share data)
REVENUES:
Natural gas and oil revenues	$6,758	$13,461
Unrealized natural gas hedge gain (loss)	12	(196)

Total revenues	6,770	13,265

EXPENSES:
Production taxes	123	157
Lease operating expenses	1,743	1,877
Transportation, treating and gathering	1,249	493
Depreciation, depletion and amortization	1,731	7,999
Impairment of natural gas and oil properties	—	68,729
Accretion of asset retirement obligation	95	87
General and administrative expense	3,832	2,958

Total expenses	8,773	82,300

LOSS FROM OPERATIONS	(2,003)	(69,035)

OTHER INCOME (EXPENSE):
Interest expense	(78)	(1,162)
Investment income and other	792	13
Warrant derivative gain	148	—
Foreign transaction gain (loss)	319	(3)

LOSS BEFORE PROVISION FOR INCOME TAXES	(822)	(70,187)

Provision for income taxes	(849)	—

NET INCOME (LOSS)	$27	$(70,187)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(1.69)

Diluted	$0.00	$(1.69)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,997,016	41,452,423
Diluted	49,486,656	41,452,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27	$(70,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,731	7,999
Impairment of natural gas and oil properties	—	68,729
Stock-based compensation	759	1,421
Unrealized natural gas hedge (gain) loss	(12)	196
Realized loss (gain) on derivative contracts	1,039	(1,280)
Amortization of deferred financing costs and debt discount	96	686
Accretion of asset retirement obligation	95	87
Warrant derivative gain	(148)	—
Changes in operating assets and liabilities:
Accounts receivable	1,451	3,591
Commodity derivative contracts	1,114	2,889
Prepaid expenses	71	81
Accrued taxes payable	1,259	—
Accounts payable and accrued liabilities	(112)	(942)

Net cash provided by operating activities	7,370	13,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(10,830)	(21,450)
Proceeds from sale of natural gas and oil properties	17,350	—
Purchase of furniture and equipment	(66)	(7)
Purchase of term deposit	(6,914)	—

Net cash used in investing activities	(460)	(21,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(2,000)
Repayment of short-term loan	(17,000)	—
Proceeds from term loan	—	25,000
Increase in restricted cash	—	(465)
Deferred financing charges	—	(1,430)
Other	(39)	(208)

Net cash (used in) provided by financing activities	(17,039)	20,897

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,129)	12,710
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,866	6,153

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,737	$18,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Gastar Exploration Ltd. (“Gastar”, the “Company” or “Parent”) is an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States. The Company’s principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on prospective deep structures identified through seismic and other analytical techniques as well as unconventional natural gas reserves, such as shale resource plays. The Company currently is pursuing natural gas exploration in the deep Bossier gas play in the Hilltop area of East Texas and the Marcellus Shale play in the Appalachian area of West Virginia and central and southwestern Pennsylvania. The Company also conducts coal bed methane (“CBM”) development activities within the Powder River Basin of Wyoming and Montana.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company and its subsidiaries are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) filed with the SEC. Please refer to the notes to the financial statements included in the Company’s 2009 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report.

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in US dollars unless otherwise noted and were prepared from the records of the Company by management in accordance with US GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s 2009 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 - Summary of Significant Accounting Policies” included in the Company’s 2009 Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.

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

The condensed consolidated financial statements include the accounts of the Company and the consolidated accounts of all of its subsidiaries. The entities included in these consolidated accounts are wholly owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications of prior year balances have been made to conform them to the current year presentation. These reclassifications have no impact on net income (loss).

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

Recent Accounting Developments

The following recently issued accounting pronouncements have been adopted or may impact the Company in future periods:

Stock Compensation – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. In April 2010, the Financial Accounting Standards Board (“FASB”)’s Emerging Issues Task Force (“EITF”) issued an amendment to previously issued guidance regarding the classification of a share-based payment award as either equity or a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010. Earlier application is permitted. This guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings and the cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which it is initially applied, as if the guidance had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The Company is currently evaluating the impact of this guidance on its operating results, financial position and cash flows.

Derivatives and Hedging. In March 2010, the FASB issued an amendment to previously issued guidance regarding embedded credit derivatives. This amendment provides clarification of the scope exception for embedded credit derivatives that transfer credit risk only in the form of subordination of one financial instrument to another. All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendment because the amendment clarifies that the embedded credit derivative scope exception per the guidance does not apply to such contracts. This amended guidance is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of the first fiscal quarter beginning after the issuance of this amendment. The Company is currently evaluating the impact of this guidance on its operating results, financial position and cash flows.

Fair Value Measurements. In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Company’s operating results, financial position or cash flows but did require additional disclosures regarding the fair value of financial instruments. See Item 1. “Financial Statements, Note 6 – Fair Value Measurements.”

Variable Interest Entities. In June 2009, the FASB issued authoritative guidance related to variable interest entities which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated and modifies the approach for determining the primary beneficiary of a variable interest entity. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The guidance related to variable interest entities was effective on January 1, 2010 and did not have an impact on the Company’s operating results, financial position or cash flows.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent Events. In May 2009, the FASB issued authoritative guidance on subsequent events to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. This guidance required the evaluation of subsequent events through the date the financial statements are issued or are available for issue and the disclosure of the date through which subsequent events were evaluated and the basis for that date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the requirements of this guidance for the period ended June 30, 2009 and the adoption did not have an impact on the Company’s operating results, financial position or cash flows. On February 25, 2010, the FASB amended this guidance to remove the requirement to disclose the date through which an entity has evaluated subsequent events.

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changed the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changed certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule was effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. In addition, in January 2010, the FASB issued an accounting standards update relating to standards for extractive oil and gas activities. The accounting standards update amends existing standards to align the proved reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The Company adopted the new standards effective December 31, 2009. The new standards were applied prospectively as a change in estimate. The use of the Final Rule’s historical 12-month unweighted average of the first-day-of-the-month price affected the Company’s depletion expense calculation for the first quarter of 2010 resulting in an decreased expense of approximately $16,000 and did not have an impact on earnings per share. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

3. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the United States (“US”), specifically the states of Montana, Pennsylvania, Texas, West Virginia and Wyoming.

At March 31, 2010, unproved properties excluded from amortization consisted of drilling in progress costs of $7.3 million, acreage acquisition costs of $118.7 million and capitalized interest of $18.0 million. At December 31, 2009, unproved properties excluded from amortization consisted of drilling in progress costs of $3.8 million, acreage acquisition costs of $111.0 million and capitalized interest of $17.9 million. The Company’s East Texas exploration is ongoing and currently is anticipated to be completed over the next six years. The Marcellus Shale exploration activities have commenced, and the Company currently anticipates these activities could continue for up to 10 years.

Management’s ceiling test evaluation for the three months ended March 31, 2010 did not result in an impairment of proved properties. The March 31, 2010 ceiling test evaluation utilized a historical 12-month unweighted average of the first-day-of-the-month Henry Hub natural gas price of $3.99 per MMBtu. For the three months ended March 31, 2009, the results of management’s ceiling test evaluation resulted in an impairment of proved properties of $68.7 million. The March 31, 2009 ceiling test evaluation utilized a period-end Henry Hub natural gas price of $3.61 per MMBtu.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sale of Petroleum Exploration Licenses 238, 433, and 434 and Repayment of Debt

On July 13, 2009, Gastar Exploration New South Wales, Inc. (“Gastar New South Wales”) and Gastar Exploration USA, Inc. (“Gastar USA”), each wholly owned subsidiaries of the Company, completed the sale of all of the Company’s interest in Petroleum Exploration Licenses (“PEL”) 238 (including Petroleum Production License 3), PEL 433, and PEL 434 in New South Wales, Australia and the concurrent sale of the Company’s common shares of Gastar Power Pty Ltd. (“Gastar Power”), the Company’s wholly-owned subsidiary holding its 35% working interest in the Wilga Park Power Station (collectively, the “Australian Assets”), to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (collectively, “Santos”). The sale was made pursuant to a definitive sale agreement dated July 2, 2009 by and among Gastar New South Wales, Gastar USA and Santos.

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

Including gross reserve certification target proceeds, the Australian Assets were sold for an aggregate purchase price of $250.4 million (AU$320.0 million), before transaction costs of $1.5 million, resulting in a gain on the sale of assets of $211.2 million at December 31, 2009. At March 31, 2010, the Company had received approximately $248.9 million (AU$318.0 million), excluding taxes and transaction expenses, with the balance to be paid upon receipt of certain government approvals. In April 2010, the final governmental approval was obtained and Santos remitted the remaining balance based on the current foreign exchange rate of approximately $1.8 million (AU$2.0 million) to the Company. The sale agreement also acknowledged the Company’s retention of its right to future cash payments of up to $10.0 million pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238. The Company follows the full cost method of accounting, which typically does not allow for gain on sale recognition involving less than 25% of the reserves in a given cost center. All of the Company’s properties in Australia were sold to Santos; therefore, gain recognition on the sale of unproven property was deemed the proper accounting treatment.

The Company used the proceeds from the sale of the Australian Assets to (i) repay the $13.0 million outstanding on its secured Original Revolving Credit Facility, (ii) repay in full its $25.0 Million Term Loan, (iii) repurchase all of its outstanding $100.0 million 12 3/4% Senior Secured Notes due December 31, 2012 at a price of 106.375% of par, plus accrued and unpaid interest, (iv) repay, at par, an initial $10.3 million of its Convertible Subordinated Debentures, and (v) repay the remaining $300,000 of Subordinated Unsecured Notes Payable.

4. Short-Term Loan

On November 20, 2009, the Parent entered into a $17.0 million secured short-term loan agreement with the lender parties and administrative agent thereto (the “Short-Term Loan”). Concurrent with the execution of the Short-Term Loan, the Parent drew $17.0 million and used the proceeds, together with cash on hand, to repay all $19.7 million of its outstanding 9.75% convertible senior unsecured subordinated debentures due November 20, 2009. The Short-Term Loan bore interest at the floating prime rate of the lender, or 5.0% per annum, from issuance to repayment. The Short-Term Loan was repaid in full on January 8, 2010.

5. Long-Term Debt

Revolving Credit Facility

On October 28, 2009, Gastar USA, together with the Parent and Subsidiary Guarantors, and the lenders, administrative agent and letter of credit issuer party thereto, entered into an amended and restated credit facility, amending and restating in its entirety the original revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provided an initial borrowing base of $47.5 million, with borrowings bearing interest, at the Company’s election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.50% is payable quarterly based on the unutilized balance of the borrowing base. The Revolving Credit Facility has a scheduled maturity date of January 2, 2013.

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

•

Maintenance of an interest coverage ratio on a rolling four quarters basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter commencing December 31, 2009, to be less than 2.5 to 1.0.

All outstanding amounts owed under the Revolving Credit Facility become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments under the Revolving Credit Facility;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a “Change in Control” (as defined in the Revolving Credit Facility) of the Parent.

Should there occur a Change in Control of the Parent, then, five days after such occurrence, immediately and without notice, (i) all amounts outstanding under the Revolving Credit Facility shall automatically become immediately due and payable and (ii) the commitments shall immediately cease and terminate unless and until reinstated by the lender in writing. If amounts outstanding under the Revolving Credit Facility become immediately due and payable, the obligation of Gastar USA with respect to any commodity hedge exposure shall be to provide cash as collateral to be held and administered by the lender as collateral agent.

Credit support for the Company’s open derivatives at March 31, 2010 is provided through inter-creditor agreements or by a $100,000 letter of credit. As of March 31, 2010, after reflecting this letter of credit, the remaining availability under the borrowing base available to the Company was $47.4 million. During April 2010, the $100,000 letter of credit was cancelled. The borrowing base currently available to the Company is $47.5 million but is subject to change based on the results of the current redetermination which is scheduled to be completed during the second quarter of 2010.

At March 31, 2010, the Company was in compliance with all financial covenants under the Revolving Credit Facility.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. As none of the Company’s non-financial assets and liabilities were impaired during the period-ended March 31, 2010, and no other fair value measurements are required to be recognized on a non-recurring basis, no additional disclosures are provided at March 31, 2010.

As defined in the guidance, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). To estimate fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of the fair value hierarchy are as follows:

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

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values below incorporates various factors, including the impact of the counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. The Company has not elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, but report them gross on its condensed consolidated balance sheets.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Cash and cash equivalents	$11,737	$—	$—	$11,737
Commodity derivative contracts	—	—	13,063	13,063
Liabilites:
Commodity derivative contracts	—	—	(7,361)	(7,361)
Warrant derivative	—	—	(57)	(57)

Total	$11,737	$—	$5,645	$17,382

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2010. Level 3 instruments presented in the table consist of net derivatives that, in management’s judgment, reflect the assumptions a marketplace participant would have used at March 31, 2010.

Derivatives for the Three Months Ended March 31, 2010
(in thousands)
Balance at January 1, 2010	$7,638
Total gains (losses) (realized or unrealized):
included in earnings	(838)
included in other comprehensive income	—
Purchases	—
Issuances	—
Settlements (1)	(1,155)
Transfers in and (out) of Level 3	—

Balance at March 31, 2010	$5,645

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$160

(1)	During the three months ended March 31, 2010, the Company sold calls at a weighted average price of $6.92 on approximately 3.3 MMBtu per day for the period April 2010 through December 2012 yielding $1.1 million of cash settlements.

At March 31, 2010, the estimated fair value of cash and cash equivalents, term deposits, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. “Financial Statements, Note 7 - Derivative Instruments and Hedging Activity.”

7. Derivative Instruments and Hedging Activity

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index, basis and fixed price swaps and put and call options to hedge natural gas price risk.

Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and elected not to designate any derivative contracts as cash flow hedges. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships were to remain in other comprehensive income until the underlying forecasted transactions affected earnings. As a result, for the three months ended March 31, 2009, the Company reported gains of $856,000, which were reclassified into earnings as a result of previously discontinued cash flow hedges. As of December 31, 2009, all other comprehensive income had been reclassified to earnings. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues. For the three months ended March 31, 2010 and 2009, the Company reported unrealized gains of $12,000 and unrealized losses of $196,000, respectively, in the statement of operations related to the change in the fair value of its commodity derivative instruments.

As of March 31, 2010, the following derivative transactions were outstanding with the associated notational volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu’s)
2010	Put spread	19,984	2,378,000	$—	$6.02	$4.13	$—
2010	Costless collar	14,762	2,554,500	—	5.96	4.51	7.90
2010	Basis - HSC (1)	14,722	3,895,000	(0.24)	—	—	—
2010	Basis - CIG (2)	1,000	275,000	(1.31)	—	—	—
2011	Put spread	2,673	981,550	—	6.00	4.00	—
2011	Costless collar	15,320	4,903,450	—	6.12	4.22	7.74
2011	Fixed price swap	2,000	730,000	6.11	—	—	—
2011	Basis - HSC (1)	800	292,000	(1.21)	—	—	—
2011	Basis - CIG (2)	10,167	1,839,000	(0.23)	—	—	—
2012	Put spread	13,028	4,770,420	—	6.00	4.00	—
2012	Costless collar	5,410	1,979,580	—	6.00	4.00	7.39

(1)	East Houston-Katy – Houston Ship Channel
(2)	Inside FERC Colorado Interstate Gas, Rocky Mountains

As of March 31, 2010, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institution, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at March 31, 2010 is provided under the Revolving Credit Facility through inter-creditor agreements or under a $100,000 letter of credit. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period July 2010 through December 2012. At March 31, 2010, the Company had a current commodity derivative premium payable of $1.9 million and a long-term commodity derivative premium payable of $7.4 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

Warrants

The Company reclassified the fair value of its warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in June 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5.4 million to beginning retained earnings and did not recognize any value to common stock warrant liability for representing the fair value of such warrants on such date. The fair value of these warrants to purchase common stock was $57,000 as of March 31, 2010, and the Company recognized a $148,000 unrealized gain in other income for the change in fair value of these warrants for the three months ended March 31, 2010.

The following warrants to purchase common shares were outstanding as of March 31, 2010:

Warrants Outstanding	Fair Value (in thousands)	Weighted Price per Share Range	Average Remaining Life in Years	Average Exercise Price
2,000,000	$57	(1)	1.7	(1)

(1)	The warrants are exercisable for $13.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present natural gas and oil interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale or a series of sales of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the warrants. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrants will be exercisable for a six-month period commencing on that date at $15.00 per share. The Company is not obligated to sell any of its East Texas properties. Fair value is based on the Black-Scholes-Merton model for option pricing.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the statement of financial position and derivative gains and losses in the statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
	Balance Sheet Location	Fair Value
		March 31, 2010	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments

Current	Receivables from commodity derivative contracts	$8,499	$4,870
Long-term	Receivables from commodity derivative contracts	4,564	10,698
Current	Liabilities from commodity derivative contracts	(3,829)	(3,678)
Long-term	Liabilities from commodity derivative contracts	(3,532)	(4,047)
Long-term	Warrant derivative	(57)	(205)

Total derivatives not designated as hedging instruments		$5,645	$7,638

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended
		March 31, 2010	March 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments

Commodity derivative contracts	Unrealized natural gas hedge gain (loss)	$12	$(196)
Warrant derivative	Other income (expense)	148	—

Total		$160	$(196)

8. Capital Stock

Common Shares

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value. On July 23, 2009, the Company filed an article of amendment to its articles of incorporation with the Registrar of Corporations of Alberta, Canada for the purpose of affecting the 1-for-5 Reverse Split. The Company’s shareholders approved the reverse split at the 2008 Annual General and Special Meeting of Shareholders held on June 20, 2008 by a special resolution authorizing a reverse split of the Company’s common shares on the basis of one (1) new common share for up to five (5) common shares outstanding or such fewer number of common shares as the Board of Directors may, in its sole discretion, approve at a later date. The Board of Directors approved the 1-for-5 Reverse Split on June 29, 2009. As of the opening of trading on August 3, 2009, the Company’s common shares began trading on the NYSE Amex under the same symbol of “GST” on a post 1-for-5 Reverse Split basis. No scrip or fractional certificates were issued in connection with the 1-for-5 Reverse Split. Shareholders who otherwise would have been entitled to receive fractional shares because they held a number of common shares not evenly divisible by five received a number of shares after rounding up to the next common share. All common share and per share amounts reported in this Form 10-Q have been reported on a post 1-for-5 Reverse Split basis.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Shares

On June 30, 2009, the Company filed an amendment to its articles of incorporation to be effective as of June 30, 2009 with the Registrar of Corporations of Alberta, Canada for the purpose of creating and adding an unlimited number of preferred shares to the authorized capital of the Company. The Company’s shareholders approved the amendment by special resolution at the 2007 Annual General and Special Meeting of Shareholders held on June 1, 2007. Pursuant to the amendment, the number of preferred shares which may be issued from time to time and the privileges, restrictions and conditions of such preferred shares when issued will be determined by the Board of Directors of the Company.

Other Share Issuances

During the three months ended March 31, 2010 and pursuant to the Company’s 2006 Long-Term Incentive Plan, 379,050 common shares were granted and issued. In addition, 7,947 common shares were forfeited in connection with the payment of estimated withholding taxes on restricted shares that vested during the period.

Shares Reserved

At March 31, 2010, the Company has reserved 4,720,844 common shares to be issued pursuant to the exercise of stock options (1,332,300 common shares), the issuance of granted but unvested restricted shares (1,388,544 common shares) and the exercise of a warrant (2,000,000 common shares).

9. Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)

Interest expense:
Cash and accrued	$105	$4,826
Amortization of deferred financing costs and debt discount	96	686
Capitalized interest	(123)	(4,350)

Total interest expense	$78	$1,162

10. Related Party Transactions

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

As of March 31, 2010, Chesapeake owned 6,781,767 common shares, or 13.5% of the Company’s outstanding common shares. See Item 1. “Financial Statements, Note 13—Commitments and Contingencies.”

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Income Taxes

For the three months ended March 31, 2010, the Company recognized a current tax benefit of $849,000 primarily as a result of the Australian Taxation Office’s (“ATO”) issuance of an amended assessment of the income tax with respect to the gain on sale of the Company’s Australian Assets in July 2009. The issuance of the amended assessment by the ATO represents a final resolution in favor of the Company of certain tax issues that could not be resolved until the ATO completed its review of the Australian Assets sale in April 2010. During the current quarter, the ATO resolution resulted in the recognition of an Australian tax expense benefit of AU$1.3 million ($1.0 million), which was reduced by AU$213,000 ($196,000) of Australian withholding tax on interest income earned on term deposits in Australia from the date of the sale through March 31, 2010.

12. Earnings per Share

In accordance with the provisions of authoritative guidance, basic earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share is computed based upon the weighted average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. Potentially dilutive securities are not included in the computation of diluted loss per share, as such the effect would be anti-dilutive.

	For the Three Months Ended March 31,
	2010	2009
	(in thousands, except per share and share data)
Net income (loss)	$27	$(70,187)

Weighted average common shares outstanding - basic	48,997,016	41,452,423
Incremental shares from unvested restricted shares	414,182	—
Incremental shares from outstanding stock options	75,458	—

Weighted average common shares outstanding - diluted	49,486,656	41,452,423

Income (loss) per common share:
Basic	$0.00	$(1.69)
Diluted	$0.00	$(1.69)

Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	—	620,430
Stock options	1,075,000	2,132,050
Warrants	2,000,000	2,046,504
Convertible subordinated debentures	—	1,369,863

Total	3,075,000	6,168,847

13. Commitments and Contingencies

Litigation

        Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties and sold to Chesapeake Energy Corporation pursuant to a transaction closed November 4, 2005. The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the inter-dependent Chesapeake transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings, rendering judgment in favor of Navasota on its claims for breach of contract and specific performance, and remanding the case for further proceedings on Navasota’s other counts, which include claims for suit to quiet title, trespass to try title, tortuous interference with contract, conversion, money had and received, and declaratory relief. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March 18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008. On August 28, 2008, the Texas Supreme Court requested briefing on the merits. On January 9, 2009, the Texas Supreme Court denied the Petition for Review. On January 26, 2009, the Company and Chesapeake jointly filed a motion for rehearing in the Texas Supreme Court on its denial of the Petition for Review. On April 24, 2009, the Texas Supreme Court denied the Petition for Review.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In re ClassicStar Mare Lease Litigation and John Goyak, Dana Goyak, John Goyak & Associates, Inc., and Jupiter Ranches, LLC, v. ClassicStar Racing Stable, LLC, ClassicStar 2003 Racing Partnership, LLC, GeoStar Financial Services Corporation, GeoStar Corporation, Private Consulting Group, Inc., S. David Plummer, Spencer Plummer, Thomas Bissmeyer, Thomas Williams, Gary Thornhill, Robert Holt, Elizabeth Holt, David Lieberman, Tony Ferguson, John Parrott, Thom Robinson, Strategic Opportunity Solutions d/b/a Buffalo Ranch, and First Source Wyoming; In the United States District Court for the Eastern District of Kentucky (Cause No. 08-cv-0053, Master File No. 5:07-cv-353-JMH). On July 15, 2009, the Court granted the plaintiffs leave to amend their pleadings in order to add the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action including violations of the RICO Act, common law fraud, breach of contract, unjust enrichment, common law conspiracy, constructive trust, and fraud. The plaintiffs also assert additional causes of action against certain defendants other than the Company. On September 3, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. The Company intends to vigorously defend the suit.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In re ClassicStar Mare Lease Litigation and Stanwyck Glen Farms, LLC, Thomas E. Morello, and Denise G. Morello v. Wilmington Trust of Pennsylvania, Wilmington Trust FSB, Wilmington Trust Corp., Private Consulting Group, Inc., David S. Forman, National Equine Lending Company, LLC, GeoStar Corporation, Gastar Exploration Ltd., GeoStar Financial Services Corporation, S. David Plummer, Spencer Plummer, Tony Ferguson, and ClassicStar LLC; in the United States District Court of the Eastern District of Kentucky (Cause No. 5:09-cv-015-JMH, Master File No. 5:07-cv-353-JMH). On January 8, 2010, the plaintiffs in this case filed an amended complaint adding the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action including violations of the federal and New Jersey RICO Acts, common law fraud, unjust enrichment, common law conspiracy, constructive trust, accounting for shares, breach of contract, and fraud. The plaintiffs also assert additional causes of action against certain defendants other than the Company. On April 5, 2010, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and Premiere Thoroughbreds, LLC, Greg Minor, and Stephanie Minor v. ClassicStar LLC, ClassicStar Farms Inc., New NEL LLC, ClassicStar Thoroughbreds LLC, Karren Hendrix Stagg Allen & Co., Terry L. Green, ClassicStar 2004, ClassicStar 2005 Powerfoal Stables LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, GeoStar Corporation, First Equine Energy Partners LLC, GeoStar Equine Energy Inc., S. David Plummer, Tony P. Ferguson, John W. Parrott, Thomas E. Robinson, Spencer D. Plummer III, GeoStar Financial Services Corp., Gastar Exploration Ltd., and John Does; in the United States District Court of the Eastern District of Kentucky (Cause No. 5:07-cv-348-JMH, Master File No. 5:07-cv-353-JMH). On November 16, 2009, the plaintiffs in this case filed an amended complaint adding the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants and then were induced to exchange their interest in that program into units in an entity known as First Equine Energy Partners (FEEP). The FEEP units were allegedly exchangeable into shares of Gastar stock owned by GeoStar Corporation and subject to a put option provided by GeoStar Corporation. The plaintiffs assert several causes of action including violations of the federal and Florida RICO Acts, common law fraud, unjust enrichment, common law conspiracy, accounting, and negligent misrepresentation. The plaintiffs also allege securities fraud under federal and Florida law and failure to register with respect to the sale of FEEP units. The plaintiffs also assert additional causes of action against certain defendants other than the Company. On March 31, 2010, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. The Company intends to vigorously defend the suit.

Midway Land & Development Inc. v. EnCana Oil & Gas (USA), Inc. v. Navasota Resources, LTD, LLP, Alta Mesa Resources LP f/k/a Navasota Resources, Inc., and Navasota Resources LTD., LLP and Gastar Exploration Texas LP and Gastar Exploration, LTD.; In the District Court of Robertson County, Texas, 82ND Judicial District (Judge Stem), (Cause No. 08-12-18,265-CV). Gastar Exploration Texas LP and Gastar Exploration, LTD were served as a third-party defendant (“Counterclaim Defendant”) by EnCana Oil & Gas (USA), Inc. on September 8, 2009. The Company understands that the underlying action between Midway Land & Development Inc. and EnCana Oil & Gas (USA), Inc. has been pending since 2008. In the underlying action, Midway seeks to recover from the EnCana Defendants a 2.5% working interest on certain wells located on lands within an area of mutual interest incorporated in a Joint Operating Agreement dated July 7, 2000, between First Source Texas, Inc., as operator, and Navasota Resources, Inc. and Kentex Energy, LLC (Midway’s predecessor in interest). Under the AMI agreement, it is alleged that each of the parties has the right to acquire an interest in any lease or a mineral interest acquired by any of the other parties on land situated within the AMI (for consideration set forth in the JOA). The Gastar Defendants, among others, own or claim interest in lands that Midway contends are within the AMI. The EnCana Defendants seek declaratory relief from the Court declaring that the AMI provision in the JOA is unenforceable because it does not include a legally sufficient description of the lands within the AMI. Further, the EnCana Defendants seek to have a stipulation dated September 9, 2003 related to the AMI also declared unenforceable under the Statute of Frauds. It is alleged that the stipulations provides that Kentex (Midway’s predecessor in interest) shall be vested with an undivided five percent after payout working interest in each oil and gas well located on the leases listed on Exhibit A to the Stipulation. Gastar has answered the lawsuit and discovery is proceeding. The Company intends to vigorously defend the suit.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gastar Exploration Texas L.P. vs. J. Ken Welch d/b/a W-S-M Oil Company, et al; Cause No. 0-09-117 in the 87th Judicial District Court of Leon County, Texas. This lawsuit, filed on March 12, 2009, is a suit for trespass to try title and, in the alternative, to quiet title, to an undivided mineral interest under several Company oil and gas leases covering approximately 4,273.7 gross acres (the “Leases”). In this suit the Company contends that certain oil and gas leases claimed by the defendants have expired according to their terms and that the defendants’ failure to release those leases constitutes a trespass upon and cloud on the Leases. The defendants have responded with a General Denial and produced a portion of the documents the Company sought in its Request for Production of Documents. They have also served their own requests for admissions and production of documents, to which the Company has responded. After repeated demands, the defendants have promised to comply and produce certain documents they obtained from third parties through depositions on written questions. Through independent discovery, the Company is gathering evidence to diminish the defendant’s interest ownership claims and will continue to vigorously pursue this claim.

The Company has been expensing legal defense costs on these proceedings as they are incurred. The Company has not accrued a liability for settlement or other resolution of these proceedings because, in the Company’s judgment, the incurrence or amount of such liabilities is either not probable or not reasonably estimable.

14. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions for the periods indicated:

	For the Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Cash paid for interest, net of capitalized interest	$146	$1,099

Non-cash transactions:
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	$3,534	$(3,761)
Non-cash capital expenditures excluded from accounts receivable	(1,400)	—
Asset retirement obligation included in natural gas and oil properties	10	125
Drilling advances application	150	2,416

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) for the periods indicated is as follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net income (loss)	$27	$(70,187)
Change in:
Commodity hedging activities - current period reclassification to earnings	—	(856)
Foreign currency translation adjustments	—	2

Comprehensive income (loss)	$27	$(71,041)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking information regarding Gastar that is intended to be covered by the “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in this report are forward-looking statements, including without limitation all statements regarding future plans, business objectives, strategies, expected future financial position or performance, expected future operational position or performance, budgets and projected costs, future competitive position, or goals and/or projections of management for future operations. In some cases, you can identify a forward-looking statement by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or variations thereon, or other comparable terminology.

The forward-looking statements contained in this report are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	Financial position;

•	Business strategy and budgets;

•	Anticipated capital expenditures;

•	Drilling of wells;

•	Natural gas and oil reserves;

•	Timing and amount of future production of natural gas and oil;

•	Operating costs and other expenses;

•	Cash flow and anticipated liquidity;

•	Prospect development; and

•	Property acquisitions and sales.

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the risks and uncertainties involved, see Part II, Item 1A. “Risk Factors” of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	Low and/or declining prices for natural gas and oil;

•	Demand for natural gas and oil;

•	Natural gas and oil price volatility;

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry wells;

•	Ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	Uncertainties in the estimated quantities of natural gas and oil reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;

•	Operating hazards inherent to the natural gas and oil business;

•	Down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	Adverse weather conditions;

•	Availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	The number of well locations to be drilled and the time frame in which they will be drilled;

•	Delays in anticipated start-up dates;

•	Actions or inactions of third-party operators of our properties;

•	Ability to find and retain skilled personnel;

•	Strength and financial resources of competitors;

•	Potential defects in title to our properties;

•	Federal and state regulatory developments and approvals;

•	Losses possible from pending or future litigation;

•	Environmental risks; and

•	Worldwide political and economic conditions.

Other factors that could affect our financial performance or cause our actual results to differ materially from our projected results are described under (i) Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2009 Form 10-K (iii) our reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

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

Hilltop Area, East Texas. The majority of our activities have been in the Bossier play in the Hilltop area of East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties. As of March 31, 2010, our acreage position in the play was approximately 31,600 gross (16,400 net) acres. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived per well reserves.

In late October 2009, we began drilling the Donelson #4 well, a vertical lower Bossier test. The well was originally drilled to a total depth of approximately 19,000 feet; however, while attempting to log the well, the drill pipe became stuck due to hole stability issues. The well was sidetracked, and while re-drilling, the well experienced a significant gas kick and had to be plugged back to approximately 15,600 feet to re-drill to a revised total depth of 18,800 feet. This second sidetrack operation is expected to be completed during the first half of May and will require additional costs of approximately $4.5 million gross ($3.8 million net). The revised estimate to drill and complete the Donelson #4 well, net of estimated reimbursement under existing well control insurance policies, is approximately $15.3 million gross ($10.2 million net). Gastar has a 67% before payout working interest and an approximate 50% before payout net revenue interest in the well.

In March 2010, we commenced a recompletion of the Belin#1 well in the “Lanier” sand at approximately 16,700 feet. The zone was fracture stimulated and during initial flow back operations the well produced significant amounts of formation sand. It appears that the formation sand production coincided with a casing failure at approximately 16,700 feet. We have successfully milled through the damaged portion of the casing and are now evaluating options to repair the casing and return the well to production. If the casing damage cannot be repaired, it is possible that we will not be able to produce the Belin #1 well from any of the previously completed zones and will have to partially abandon the wellbore. If the lower portion of the wellbore has to be abandoned, we will evaluate utilizing the upper well bore to re-drill the well to the original depth. Gastar has a 50% before payout working interest and an approximate 34% before payout net revenue interest in the well.

In addition to the delays in the Donelson #4 and Belin #1 wells, we had down-hole salting and scale problems that significantly reduced current quarter production in two of our higher producing East Texas wells. Subsequent to quarter end, these wells have been returned to production. For the three months ended March 31, 2010, net production from the Hilltop area averaged 17.0 MMcfe per day.

Appalachia – West Virginia and Central and Southwestern Pennsylvania. The Marcellus Shale is Middle Devonian aged shale that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target. Advancements in two technologies, stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of March 31, 2010, our acreage position in the play was approximately 37,800 gross (34,100 net) acres, of which the majority is considered to be in the core, over-pressured area of the Marcellus play and is in close proximity to wells being drilled by other operators.

In October 2009, we commenced drilling our first vertical Marcellus Shale well, the Yoho #1. We drilled the well to a depth of 6,600 feet, and it was completed and tested in January 2010. It tested at a stabilized gross rate of 1.5 MMcf and 120 barrels of condensate per day, with no water production at approximately 1,000 psi of flowing tubing pressure. We currently are waiting for a connection to a pipeline and do not expect natural gas sales until late third quarter 2010.

During the three months ended March 31, 2010, we drilled 1 gross (1.0 net) shallow vertical well resulting in total shallow wells drilled by us to date of 16 gross (14.8 net) in the area. Currently, twelve are on production, and the remaining four wells are scheduled to be on production in the next 30 days. This shallow well drilling program continues to be conducted to hold certain leases by production.

For the three months ended March 31, 2010, net production from the Appalachia area averaged approximately 0.4 MMcfe per day.

Coalbed Methane – Powder River Basin, Wyoming and Montana. We own an approximate 40% average working interest in approximately 40,700 gross (17,200 net) acres in the Powder River Basin of Wyoming and Montana. As a result of decreased drilling activity and curtailments during 2009 due to lower realized gas prices, Powder River Basin production averaged 2.2 MMcfe per day for the three months ended March 31, 2010.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this Form 10-Q.

The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended
	March 31,
	2010	2009
Production:
Natural gas (MMcf)	1,753	2,693
Oil (MBbl)	2	1
Total production (MMcfe)	1,764	2,698

Total (MMcfed)	19.6	30.0

Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$4.35	$3.37
Natural gas per Mcf, including impact of realized hedging activities	3.78	4.99
Oil per Bbl	72.01	39.47

Selected operating expenses (in thousands):
Production taxes	$123	$157
Lease operating expenses	1,743	1,877
Transportation, treating and gathering	1,249	493
Depreciation, depletion and amortization	1,731	7,999
General and administrative expense	3,832	2,958

Selected operating expenses per Mcfe:
Production taxes	$0.07	$0.06
Lease operating expenses	0.99	0.70
Transportation, treating and gathering	0.71	0.18
Depreciation, depletion and amortization	0.98	2.96
General and administrative expense	2.17	1.10

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $6.8 million for the three months ended March 31, 2010, down from $13.5 million for the three months ended March 31, 2009. The decrease in revenues was the result of a 35% decrease in volumes and a 23% decrease in prices. Average daily production on an equivalent basis was 19.6 MMcfe per day for the three months ended March 31, 2010 compared to 30.0 MMcfe per day for the same period in 2009. Of the decrease in volumes, 80% was due to lower East Texas production primarily related to the first quarter of 2009 benefitting from Belin #1 initial flush production and 20% was due to a Wyoming production decline.

During the three months ended March 31, 2010, approximately 70% of our natural gas production was hedged. The realized effect of hedging on natural gas sales was a decrease of $1.0 million in revenues resulting in a decrease in total price received from $4.35 per Mcf to $3.78 per Mcf. The realized hedge impact includes $1.0 million of amortization of prepaid put purchase premiums. Excluding the non-cash put premium amortization, realized effect of hedging would have been a gain of $41,000 comprised of $739,000 of NYMEX hedge gains offset by $698,000 of regional basis losses. For the remainder of 2010, we have approximately 55% of our estimated future natural gas production hedged at an average NYMEX price of $5.83.

Unrealized natural gas hedge income was $12,000 for the three months ended March 31, 2010 compared to an unrealized natural gas hedge loss of $196,000 for the three months ended March 31, 2009. The increase in unrealized natural gas hedge impact was the result of a hedge benefit as a result of lower future NYMEX gas prices offset by losses related to projected basis differentials.

Production taxes We reported production taxes of $123,000 for the three months ended March 31, 2010 compared to $157,000 for the three months ended March 31, 2009. The decrease in production taxes was primarily the result of lower revenues in Wyoming due to lower production volumes.

Lease operating expenses. We reported lease operating expenses of $1.7 million for the three months ended March 31, 2010 down from $1.9 million for the three months ended March 31, 2009. This decrease was primarily due to a decline in workover expenses of $118,000 and lower costs in Wyoming. Our lease operating expenses were $0.99 per Mcfe for the three months ended March 31, 2010 compared to $0.70 per Mcfe for the same period in 2009. The increase in the rate per Mcfe was primarily due to lower production volumes.

Transportation, treating and gathering. We reported transportation expenses of $1.2 million for the three months ended March 31, 2010 up from $493,000 for the three months ended March 31, 2009. This increase was primarily due to gathering charges in Texas under the Hilltop Gathering Agreement effective November 2009 partially offset by lower costs in Wyoming. The current quarter included a true up charge under the Hilltop Gathering Agreement based on a minimum volume requirement of $391,000.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $1.7 million for the three months ended March 31, 2010 down from $8.0 million for the three months ended March 31, 2009. The decrease in DD&A expense was the result of a 67% decrease in the DD&A rate per Mcfe and a 35% decrease in production. The DD&A rate for the three months ended March 31, 2010 was $0.98 per Mcfe compared to $2.96 per Mcfe for the same period in 2009. The decrease in the rate is primarily due to lower proved costs as a result of a ceiling impairment recorded at March 31, 2009 and gathering sales proceeds credited to proved property costs in late 2009 combined with slightly higher natural gas prices resulting in higher proved reserves.

Impairment of natural gas and oil properties. We did not report an impairment of natural gas and oil properties for the three months ended March 31, 2010 due to lower proved property costs and higher natural gas and oil prices compared to the same period in 2009. For the three months ended March 31, 2009, we reported an impairment of natural gas and oil properties of $68.7 million which resulted from a significant decline in natural gas prices at March 31, 2009.

General and administrative. We reported general and administrative expenses of $3.8 million for the three months ended March 31, 2010 up from $3.0 million for the three months ended March 31, 2009. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $759,000 and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in stock-based compensation expense is due primarily to the decision in March 2009 to pay the 2008 management bonuses of $801,000 in vested restricted common shares in lieu of cash. Excluding stock-based compensation expense, general and administrative expense increased $1.5 million to $3.1 million for the three months ended March 31, 2010 compared to March 31, 2009. This increase is primarily due to higher legal costs of $831,000 related to ongoing litigation matters and lower personnel costs for the three months ended March 31, 2009 due to the March 2009 payment of 2008 management bonuses in restricted common shares.

Interest expense. We reported interest expense of $78,000 for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009. The decrease in interest expense was primarily the result of lower debt outstanding due to the payoff of substantially all outstanding debt during 2009.

Investment income and other. We reported investment income of $792,000 for the three months ended March 31, 2010 compared to $13,000 for the three months ended March 31, 2009. The increase in investment income is primarily due to interest earned on the Australian term deposit established in conjunction with the sale of the Australian properties for the future tax payment on the sale.

Warrant derivative gain. For the three months ended March 31, 2010 we reported a $148,000 non-cash gain related to the fair value measurement of our warrants outstanding.

Foreign transaction gain (loss). We reported a foreign transaction gain of $319,000 for the three months ended March 31, 2010 compared to a loss of $3,000 for the three months ended March 31, 2009. The increase in the foreign transaction gain was due to the increase in Australian denominated cash and cash term deposit balances primarily due to the sale of the Australian properties partially offset by the increase in Australian denominated tax liability. At March 31, 2010, approximately $78.0 million of our cash and cash term deposit continue to be denominated in Australian dollars along with $76.8 million of future Australian income tax liability due June 1, 2010.

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

For the three months ended March 31, 2010, we reported cash flows provided by operating activities of $7.4 million, net cash used in investing activities of $460,000 and net cash used in financing activities of $17.0 million. As a result of these activities, our cash and cash equivalents balance decreased by $10.1 million, resulting in a March 31, 2010 cash and cash equivalents balance of $11.7 million.

At March 31, 2010, we had a net working capital surplus of approximately $3.2 million.

Future capital and other expenditure requirements. Capital expenditures for the remainder of 2010 are projected to be approximately $45.0 million, consisting of $27.7 million in East Texas, $14.3 million in Appalachia in the Marcellus Shale, $1.1 million in the Powder River Basin and an additional $1.9 million for capitalized interest and other costs. We plan on funding this capital activity through our existing cash balances, internally generated cash flows from operating activities and access to availability under our revolving credit facility. The majority of projected capital expenditures are operated by us and thus, we can adjust capital expenditures for changes in commodity prices, cash flows from operating activities or availability under the revolving credit facility.

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

To mitigate some of the potential negative impact on cash flows caused by changes in natural gas prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas price risk. We typically hedge a fixed price for natural gas at our sales points of NYMEX less basis to mitigate the risk of differentials to the NYMEX Henry Hub Index and our sales points. In addition to NYMEX swaps and collars and fixed price swaps, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. See Item 1. “Financial Statements, Note 7 – Derivative Instruments and Hedging Activity.”

At March 31, 2010, the estimated fair value of all of our commodity derivative instruments was a net asset of $5.7 million, comprised of current and noncurrent assets and liabilities. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2010 through December 2012. At March 31, 2010, we had a current commodity derivative premium payable of $1.9 million and a long-term commodity derivative premium payable of $7.4 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

By removing the price volatility from a portion of our natural gas for 2010, 2011 and 2012, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.

As of March 31, 2010, all of our economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to us to be in default on their derivative positions. Credit support for our open derivatives at March 31, 2010 is provided under the revolving credit facility through inter-creditor agreements or under a $100,000 letter of credit. During April 2010, the letter of credit was cancelled. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Revolving Credit Facility. At March 31, 2010, there were no amounts outstanding under the revolving credit facility except for a $100,000 letter of credit to support our hedging activities. During April 2010, the $100,000 letter of credit was cancelled. Currently, our availability under our borrowing base is $47.5 million but is subject to change based on the results of the current redetermination, which is scheduled to be completed during the second quarter of 2010. Borrowings under the facility bear interest, at our election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the revolving credit facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on the LIBO rate, depending on the utilization percentage in relation to the borrowing base. Under the revolving credit facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement.

As of March 31, 2010, we were in compliance with all financial covenants under the revolving credit facility, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirements. See Item 1. “Financial Statements, Note 5 – Long-Term Debt.”

Off -Balance Sheet Arrangements

As of March 31, 2010, we had no off- balance sheet arrangements. We have no plans to enter into any off- balance sheet arrangements in the foreseeable future.

Commitments and Contingencies

As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved natural gas properties. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

We are party to various litigation matters and administrative claims arising out of the normal course of business. Although the ultimate outcome of each of these matters cannot be absolutely determined and the liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters, management does not believe any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Item 1. “Financial Statements, Note 2 -Summary of Significant Accounting Policies” of this Form 10-Q and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2009 Form 10-K.

Recent Accounting Developments

For a discussion of recent accounting developments, see Item 1. “Financial Statements, Note 2 – Summary of Significant Policies” of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production and our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three months ended March 31, 2010, a 10% change in the prices received for natural gas production (before hedging activities) would have had an approximate $776,000 impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Item 1. “Financial Statements, Note 7—Derivative Instruments and Hedging Activity” to our consolidated financial statements in this Form 10-Q for additional information regarding our hedging activities.

Interest Rate Risk

At March 31, 2010, we had no debt outstanding. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under our revolving credit facility.

Foreign Currency Exchange Risk

During 2009, we sold all of our Australian Assets. As a result, all of our future revenues and capital expenditures and substantially all of our expenses will be in US dollars, thus limiting our exposure to foreign currency exchange risk. As part of the sale of the Australian Assets, we have a receivable for AU$2.0 million ($1.8 million). This receivable exposes us to limited foreign currency exchange risk. Our term deposit of AU$83.3 million ($76.7 million) is pledged to pay accrued Australian taxes that are denominated in Australian dollars, thus negating any ultimate foreign currency exchange risk.

Item 4.	Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Item 1. “Financial Statements, Note 13 - Commitments and Contingencies” to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three months ended March 31, 2010, does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K. You should carefully consider the factors discussed in our 2009 Form 10-K. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed or furnished (as indicated) as part of this Form 10-Q. Where so indicated by a note, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Description

10.35	Agreement dated January 12, 2010, by and among Gastar Exploration Ltd,, Palo Alto Investors, LLC and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2010. File No. 001-132714).

31.1†	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date: May 6, 2010	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 6, 2010	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.35	Agreement dated January 12, 2010, by and among Gastar Exploration Ltd,, Palo Alto Investors, LLC and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2010. File No. 001-132714).

31.1†	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.