Form 10-Q/A
period 2010-03-31
GASTAR EXPLORATION LTD
filed 2010-07-29
CIK 1170154

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

EXPLANATORY NOTE

Gastar Exploration Ltd. (“Gastar”, “we” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2010. This Amendment is being filed to amend and restate our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010 for the reasons stated below.

In conjunction with its review of our results of operations and hedging in connection with the quarterly review at June 30, 2010, management discovered that at March 31, 2010, the commodity derivative premium payable was inappropriately netted with the receivables from commodity derivative contracts resulting in an incorrect marked to market value for commodity derivative assets and understated unrealized natural gas hedge gains for the period. As a result of its analysis of the accounting error, management determined that the current receivables from commodity derivative contracts, the long-term receivables from commodity derivative contracts and the unrealized natural gas hedge gain were understated by $1.9 million, $7.5 million and $9.4 million, respectively, and total equity was understated by $9.4 million for the three months ended March 31, 2010. Accordingly, we are now restating our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010 and related disclosure presented in the Form 10-Q to give effect to these adjustments to the commodity derivative assets and unrealized natural gas hedge gains. Please read Part I, Item 1. “Financial Statements, Note 16—Restatement of Previously Issued Financial Statements” to our condensed consolidated financial statements for further discussion of the restatement.

The restatement only affects, and this Amendment only revises, (i) certain information in Part I, Item 1, “Financial Statements—Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009;” (ii) certain information in Part I, Item 1, “Financial Statements—Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009;” (iii) certain information in Part I, Item 1, “Financial Statements—Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009;” (iv) certain information in Part I, Item 1, “Financial Statements—Notes to our Consolidated Financial Statements;” (v) certain information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and (vi) certain information in Part I, Item 4, “Controls and Procedures.” In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are updating the exhibit table to add new certifications, as specified by Rules 13a-14(a)/15d-14(a) and 13a-14(b)/15d-14(b) of the Exchange Act, by our principal executive officer and principal financial officer to be filed or furnished, as indicated, as exhibits to this Amendment under Part II, Item 6, “Exhibits” hereof.

This Amendment speaks as of the date of the Form 10-Q. We have not updated the information in the Form 10-Q, including the information set forth in the sections referenced above, except as necessary to reflect the effects of the restatement described above. This Amendment does not reflect events occurring after the filing of the Form 10-Q and any information included herein that was not affected by the restatement remains unchanged and reflects the disclosures made at the time of filing the Form 10-Q on May 6, 2010. As a result, this Form 10-Q, as amended hereby, contains forward-looking information that has not been updated for events subsequent to the date of the original filing of the Form 10-Q. Accordingly, this Form 10-Q, as amended hereby, should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Unless otherwise indicated or required by the context, (i) “Gastar,” the “Company,” “we,” “us,” and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this Form 10-Q, as amended hereby, are stated in United States dollars (“US dollars”) and (iii) all financial data included in this Form 10-Q, as amended hereby, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

General information about us can be found on our website at www.gastar.com. The information on our website is neither incorporated into, nor part of, the Form 10-Q, as amended hereby. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC. Information is also available on the SEC website at www.sec.gov for our United States filings and on SEDAR at www.sedar.com for our Canadian filings. As of the opening of trading on August 3, 2009, a common share consolidation on the basis of one (1) common share for five (5) common shares (the “1-for-5 Reverse Split”) became effective. All common share and per share amounts reported in the Form 10-Q, as amended hereby, have been reported on a post reverse split basis.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited) (Restated - See Note 16)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,737	$21,866
Term deposit	76,576	69,662
Accounts receivable, net of allowance for doubtful accounts of $600 and $609, respectively	5,508	5,336
Receivable from unproved property sale	1,839	19,412
Receivables from commodity derivative contracts	10,417	4,870
Prepaid expenses	598	669

Total current assets	106,675	121,815

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	143,965	132,720
Proved properties	314,979	313,100

Total natural gas and oil properties	458,944	445,820
Furniture and equipment	933	867

Total property, plant and equipment	459,877	446,687
Accumulated depreciation, depletion and amortization	(285,757)	(284,026)

Total property, plant and equipment, net	174,120	162,661

OTHER ASSETS:
Restricted cash	50	50
Receivables from commodity derivative contracts	12,012	10,698
Deferred charges, net	668	764
Drilling advances and other assets	100	250

Total other assets	12,830	11,762

TOTAL ASSETS	$293,625	$296,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,700	$8,291
Revenue payable	4,605	4,621
Accrued interest	58	130
Accrued drilling and operating costs	1,296	736
Liabilities from commodity derivative contracts	3,829	3,678
Commodity derivative premium payable	1,918	1,190
Short-term loan	—	17,000
Accrued taxes payable	77,146	75,887
Other accrued liabilities	1,979	1,438

Total current liabilities	101,531	112,971

LONG-TERM LIABILITIES:
Warrant derivative	57	205
Liabilities from commodity derivative contracts	3,532	4,047
Commodity derivative premium payable	7,448	8,176
Asset retirement obligation	6,049	5,943

Total long-term liabilities	17,086	18,371

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; unlimited shares authorized; no shares issued	—	—
Common stock, no par value; unlimited shares authorized; 50,399,695 and 50,028,592 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	263,809	263,809
Additional paid-in capital	21,501	20,782
Accumulated deficit	(110,302)	(119,695)

Total shareholders’ equity	175,008	164,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$293,625	$296,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2010 (Restated - See Note 16)	2009
	(in thousands, except share and per share data)
REVENUES:
Natural gas and oil revenues	$6,758	$13,461
Unrealized natural gas hedge gain (loss)	9,378	(196)

Total revenues	16,136	13,265

EXPENSES:
Production taxes	123	157
Lease operating expenses	1,743	1,877
Transportation, treating and gathering	1,249	493
Depreciation, depletion and amortization	1,731	7,999
Impairment of natural gas and oil properties	—	68,729
Accretion of asset retirement obligation	95	87
General and administrative expense	3,832	2,958

Total expenses	8,773	82,300

INCOME (LOSS) FROM OPERATIONS	7,363	(69,035)

OTHER INCOME (EXPENSE):
Interest expense	(78)	(1,162)
Investment income and other	792	13
Warrant derivative gain	148	—
Foreign transaction gain (loss)	319	(3)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,544	(70,187)
Provision for income taxes	(849)	—

NET INCOME (LOSS)	$9,393	$(70,187)

NET INCOME (LOSS) PER SHARE:
Basic	$0.19	$(1.69)

Diluted	$0.19	$(1.69)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,997,016	41,452,423
Diluted	49,486,656	41,452,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2010 (Restated - See Note 16)	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,393	$(70,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,731	7,999
Impairment of natural gas and oil properties	—	68,729
Stock-based compensation	759	1,421
Unrealized natural gas hedge (gain) loss	(9,378)	196
Realized loss (gain) on derivative contracts	1,039	(1,280)
Amortization of deferred financing costs and debt discount	96	686
Accretion of asset retirement obligation	95	87
Warrant derivative gain	(148)	—

Changes in operating assets and liabilities:
Accounts receivable	1,451	3,591
Commodity derivative contracts	1,114	2,889
Prepaid expenses	71	81
Accrued taxes payable	1,259	—
Accounts payable and accrued liabilities	(112)	(942)

Net cash provided by operating activities	7,370	13,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(10,830)	(21,450)
Proceeds from sale of natural gas and oil properties	17,350	—
Purchase of furniture and equipment	(66)	(7)
Purchase of term deposit	(6,914)	—

Net cash used in investing activities	(460)	(21,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(2,000)
Repayment of short-term loan	(17,000)	—
Proceeds from term loan	—	25,000
Increase in restricted cash	—	(465)
Deferred financing charges	—	(1,430)
Other	(39)	(208)

Net cash (used in) provided by financing activities	(17,039)	20,897

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,129)	12,710
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,866	6,153

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,737	$18,863

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

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in US dollars unless otherwise noted and were prepared from the records of the Company by management in accordance with US GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s 2009 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2—Summary of Significant Accounting Policies” included in the Company’s 2009 Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Developments

The following recently issued accounting pronouncements have been adopted or may impact the Company in future periods:

Stock Compensation—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. In April 2010, the Financial Accounting Standards Board (“FASB”)’s Emerging Issues Task Force (“EITF”) issued an amendment to previously issued guidance regarding the classification of a share-based payment award as either equity or a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010. Earlier application is permitted. This guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings and the cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which it is initially applied, as if the guidance had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The Company is currently evaluating the impact of this guidance on its operating results, financial position and cash flows.

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

Fair Value Measurements. In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Company’s operating results, financial position or cash flows but did require additional disclosures regarding the fair value of financial instruments. See Item 1. “Financial Statements, Note 6—Fair Value Measurements.”

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Fair Value Measurements

The information set forth in this Note is restated herein. Please read Note 16 “Restatement of Previously Issued Financial Statements” for further discussion of the restatement.

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

As defined in the guidance, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). To estimate fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of the fair value hierarchy are as follows:

–	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s cash equivalents consist of short-term, highly liquid investments, which have maturities of 90 days or less, including sweep investments and money market funds.

–	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

–	Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. These inputs may be used with internally developed methodologies or third party broker quotes that result in management’s best estimate of fair value. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas costless collars, warrants, index, basis and fixed price swaps and put and call options. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair value as of March 31, 2010
	(Restated - See Note 16)
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$11,737	$—	$—	$11,737
Commodity derivative contracts	—	—	22,429	22,429
Liabilites:
Commodity derivative contracts	—	—	(7,361)	(7,361)
Warrant derivative	—	—	(57)	(57)

Total	$11,737	$—	$15,011	$26,748

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2010. Level 3 instruments presented in the table consist of net derivatives that, in management’s judgment, reflect the assumptions a marketplace participant would have used at March 31, 2010.

Derivatives for the Three Months Ended March 31, 2010
(Restated - See Note 16)
(in thousands)
Balance at January 1, 2010	$7,638
Total gains (losses) (realized or unrealized):
included in earnings	8,528
included in other comprehensive income	—
Purchases	—
Issuances	—
Settlements (1)	(1,155)
Transfers in and (out) of Level 3	—

Balance at March 31, 2010	$15,011

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$9,526

(1)	During the three months ended March 31, 2010, the Company sold calls at a weighted average price of $6.92 on approximately 3.3 MMBtu per day for the period April 2010 through December 2012 yielding $1.1 million of cash settlements.

At March 31, 2010, the estimated fair value of cash and cash equivalents, term deposits, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. “Financial Statements, Note 7—Derivative Instruments and Hedging Activity.”

7. Derivative Instruments and Hedging Activity

The information set forth in this Note is restated herein. Please read Note 16 “Restatement of Previously Issued Financial Statements” for further discussion of the restatement.

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index, basis and fixed price swaps and put and call options to hedge natural gas price risk.

Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and elected not to designate any derivative contracts as cash flow hedges. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships were to remain in other comprehensive income until the underlying forecasted transactions affected earnings. As a result, for the three months ended March 31, 2009, the Company reported gains of $856,000, which were reclassified into earnings as a result of previously discontinued cash flow hedges. As of December 31, 2009, all other comprehensive income had been reclassified to earnings. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues. For the three months ended March 31, 2010 and 2009, the Company reported unrealized gains of $9.4 million and unrealized losses of $196,000, respectively, in the statement of operations related to the change in the fair value of its commodity derivative instruments.

As of March 31, 2010, the following derivative transactions were outstanding with the associated notational volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu’s)
2010	Put spread	19,984	2,378,000	$ —	$6.02	$4.13	$—
2010	Costless collar	14,762	2,554,500	—	5.96	4.51	7.90
2010	Basis—HSC (1)	14,722	3,895,000	(0.24)	—	—	—
2010	Basis—CIG (2)	1,000	275,000	(1.31)	—	—	—
2011	Put spread	2,673	981,550	—	6.00	4.00	—
2011	Costless collar	15,320	4,903,450	—	6.12	4.22	7.74
2011	Fixed price swap	2,000	730,000	6.11	—	—	—
2011	Basis—HSC (1)	800	292,000	(1.21)	—	—	—
2011	Basis—CIG (2)	10,167	1,839,000	(0.23)	—	—	—
2012	Put spread	13,028	4,770,420	—	6.00	4.00	—
2012	Costless collar	5,410	1,979,580	—	6.00	4.00	7.39

(1)	East Houston-Katy—Houston Ship Channel
(2)	Inside FERC Colorado Interstate Gas, Rocky Mountains

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following warrants to purchase common shares were outstanding as of March 31, 2010:

Warrants Outstanding	Fair Value (in thousands)	Weighted Price per Share Range		Weighted Average Remaining Life in Years	Average Exercise Price
2,000,000	$57		(1)	1.7		(1)

(1)	The warrants are exercisable for $13.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present natural gas and oil interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale or a series of sales of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the warrants. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrants will be exercisable for a six-month period commencing on that date at $15.00 per share. The Company is not obligated to sell any of its East Texas properties. Fair value is based on the Black-Scholes-Merton model for option pricing.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the statement of financial position and derivative gains and losses in the statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
	Balance Sheet Location	Fair Value
		March 31, 2010 (Restated - See Note 16)	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments
Current	Receivables from commodity derivative contracts	$10,417	$4,870
Long-term	Receivables from commodity derivative contracts	12,012	10,698
Current	Liabilities from commodity derivative contracts	(3,829)	(3,678)
Long-term	Liabilities from commodity derivative contracts	(3,532)	(4,047)
Long-term	Warrant derivative	(57)	(205)

Total derivatives not designated as hedging instruments		$15,011	$7,638

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended
		March 31, 2010 (Restated - See Note 16)	March 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Unrealized natural gas hedge gain (loss)	$9,378	$(196)
Warrant derivative	Other income (expense)	148	—

Total		$9,526	$(196)

8. Capital Stock

Common Shares

The Company’s articles of incorporation allow the Company to issue an unlimited number of common shares without par value. On July 23, 2009, the Company filed an article of amendment to its articles of incorporation with the Registrar of Corporations of Alberta, Canada for the purpose of affecting the 1-for-5 Reverse Split. The Company’s shareholders approved the reverse split at the 2008 Annual General and Special Meeting of Shareholders held on June 20, 2008 by a special resolution authorizing a reverse split of the Company’s common shares on the basis of one (1) new common share for up to five (5) common shares outstanding or such fewer number of common shares as the Board of Directors may, in its sole discretion, approve at a later date. The Board of Directors approved the 1-for-5 Reverse Split on June 29, 2009. As of the opening of trading on August 3, 2009, the Company’s common shares began trading on the NYSE Amex under the same symbol of “GST” on a post 1-for-5 Reverse Split basis. No scrip or fractional certificates were issued in connection with the 1-for-5 Reverse Split. Shareholders who otherwise would have been entitled to receive fractional shares because they held a number of common shares not evenly divisible by five received a number of shares after rounding up to the next common share. All common share and per share amounts reported in the Form 10-Q, as amended herby, have been reported on a post 1-for-5 Reverse Split basis.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12. Earnings per Share

The information set forth in this Note is restated herein. Please read Note 16 “Restatement of Previously Issued Financial Statements” for further discussion of the restatement.

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

	For the Three Months Ended March 31,
	2010 (Restated - See Note 16)	2009
	(in thousands, except per share and share data)
Net income (loss)	$9,393	$(70,187)
Weighted average common shares outstanding—basic	48,997,016	41,452,423
Incremental shares from unvested restricted shares	414,182	—
Incremental shares from outstanding stock options	75,458	—

Weighted average common shares outstanding—diluted	49,486,656	41,452,423

Income (loss) per common share:
Basic	$0.19	$(1.69)
Diluted	$0.19	$(1.69)

Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	—	620,430
Stock options	1,075,000	2,132,050
Warrants	2,000,000	2,046,504
Convertible subordinated debentures	—	1,369,863

Total	3,075,000	6,168,847

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Comprehensive Income (Loss)

The information set forth in this Note is restated herein. Please read Note 16 “Restatement of Previously Issued Financial Statements” for further discussion of the restatement.

The Company’s comprehensive income (loss) for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2010
	(Restated - See Note 16)	2009
	(in thousands)
Net income (loss)	$9,393	$(70,187)
Change in:
Commodity hedging activities—current period reclassification to earnings	—	(856)
Foreign currency translation adjustments	—	2

Comprehensive income (loss)	$9,393	$(71,041)

16. Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, in conjunction with its review of the results of operations and hedging in connection with the quarterly review at June 30, 2010, management discovered that at March 31, 2010, the commodity derivative premium payables were inappropriately netted with the receivables from commodity derivative contracts resulting in an incorrect marked to market value for commodity derivative assets and understated unrealized natural gas hedge gains for the period. As a result of its analysis of the accounting error, management determined that the current receivables from commodity derivative contracts, the long-term receivables from commodity derivative contracts and the unrealized natural gas hedge gain were understated by $1.9 million, $7.5 million and $9.4 million, respectively, and total equity was understated by $9.4 million for the three months ended March 31, 2010. See Note 6 “Fair Value Measurements,” Note 7 “Derivative Instruments and Hedging Activities,” Note 12 “Earnings Per Share” and Note 15 “Comprehensive Income (Loss).” There was no impact on cash flows provided by operating activities or on any other aspect of the Company’s business.

Accordingly, the Company is hereby restating its Condensed Consolidated Balance Sheet as of March 31, 2010, Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2010, Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 and related Notes to our Condensed Consolidated Financial Statements as set forth herein.

The following tables display the Company’s as adjusted Condensed Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows for March 31, 2010 as if the Company had included the adjustments to the commodity derivative assets and the unrealized natural gas hedge gains.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Balance Sheet

	As of March 31, 2010
	As Reported	Adjustment	Restated
	(in thousands)
CURRENT ASSETS:
Receivables from commodity derivative contracts	$8,499	$1,918	$10,417
Total current assets	104,757	1,918	106,675
OTHER ASSETS:
Receivables from commodity derivative contracts	$4,564	$7,448	$12,012
Total other assets	5,382	7,448	12,830
TOTAL ASSETS	$284,259	$9,366	$293,625
SHAREHOLDERS’ EQUITY:
Accumulated deficit	$(119,668)	$9,366	$(110,302)
Total shareholders’ equity	165,642	9,366	175,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$284,259	$9,366	$293,625

Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31, 2010
	As Reported	Adjustment	Restated
	(in thousands, except per share data)
REVENUES:
Unrealized natural gas hedge gain (loss)	$12	$9,366	$9,378
Total revenues	6,770	9,366	16,136
INCOME (LOSS) FROM OPERATIONS	$(2,003)	$9,366	$7,363
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$(822)	$9,366	$8,544
NET INCOME (LOSS)	$27	$9,366	$9,393
NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$0.19	$0.19
Diluted	$0.00	$0.19	$0.19

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2010
	As Reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27	$9,366	$9,393
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized natural gas hedge (gain) loss	$(12)	$(9,366)	$(9,378)
Net cash provided by operating activities	$7,370	$—	$7,370

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment does not reflect events occurring after the original filing of the Form 10-Q on May 6, 2010 and does not modify or update the disclosures presented in the Form 10-Q in any way, other than as described in Part I, Item 1. “Financial Statements, Note 16—Restatement of Previously Issued Financial Statements” to our condensed consolidated financial statements. The original Form 10-Q, as amended and restated in pertinent part hereby, includes forward-looking information regarding Gastar that is intended to be covered by the “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in the Form 10-Q, as amended hereby, are forward-looking statements, including without limitation all statements regarding future plans, business objectives, strategies, expected future financial position or performance, expected future operational position or performance, budgets and projected costs, future competitive position, or goals and/or projections of management for future operations. In some cases, you can identify a forward-looking statement by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or variations thereon, or other comparable terminology.

The forward-looking statements contained in this Form 10-Q, as amended hereby, are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	Financial position;

•	Business strategy and budgets;

•	Anticipated capital expenditures;

•	Drilling of wells;

•	Natural gas and oil reserves;

•	Timing and amount of future production of natural gas and oil;

•	Operating costs and other expenses;

•	Cash flow and anticipated liquidity;

•	Prospect development; and

•	Property acquisitions and sales.

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the risks and uncertainties involved, see Part II, Item 1A. “Risk Factors” of this Form 10-Q, as amended hereby. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

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

Other factors that could affect our financial performance or cause our actual results to differ materially from our projected results are described under (i) Part II, Item 1A. “Risk Factors” and elsewhere in this Form 10-Q, as amended hereby, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2009 Form 10-K (iii) our reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

You should not unduly rely on these forward-looking statements in this Form 10-Q, as amended hereby, as they speak only as of the date of the original filing of the Form 10-Q. Except as required by law, we undertake no obligation to publicly update, revise or release any revisions to these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of the original filing of the Form 10-Q or to reflect the occurrence of unanticipated events.

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

Appalachia—West Virginia and Central and Southwestern Pennsylvania. The Marcellus Shale is Middle Devonian aged shale that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target. Advancements in two technologies, stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of March 31, 2010, our acreage position in the play was approximately 37,800 gross (34,100 net) acres, of which the majority is considered to be in the core, over-pressured area of the Marcellus play and is in close proximity to wells being drilled by other operators.

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

Coalbed Methane—Powder River Basin, Wyoming and Montana. We own an approximate 40% average working interest in approximately 40,700 gross (17,200 net) acres in the Powder River Basin of Wyoming and Montana. As a result of decreased drilling activity and curtailments during 2009 due to lower realized gas prices, Powder River Basin production averaged 2.2 MMcfe per day for the three months ended March 31, 2010.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this Amendment.

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

Unrealized natural gas hedge income was $$9.4 million for the three months ended March 31, 2010 compared to an unrealized natural gas hedge loss of $196,000 for the three months ended March 31, 2009. The increase in unrealized natural gas hedge impact was the result of a hedge benefit as a result of lower future NYMEX gas prices offset by losses related to projected basis differentials.

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

At March 31, 2010, we had a net working capital surplus of approximately $5.1 million.

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

To mitigate some of the potential negative impact on cash flows caused by changes in natural gas prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas price risk. We typically hedge a fixed price for natural gas at our sales points of NYMEX less basis to mitigate the risk of differentials to the NYMEX Henry Hub Index and our sales points. In addition to NYMEX swaps and collars and fixed price swaps, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. See Item 1. “Financial Statements, Note 7—Derivative Instruments and Hedging Activity.”

At March 31, 2010, the estimated fair value of all of our commodity derivative instruments was a net asset of $15.1 million, comprised of current and noncurrent assets and liabilities. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2010 through December 2012. At March 31, 2010, we had a current commodity derivative premium payable of $1.9 million and a long-term commodity derivative premium payable of $7.4 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

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

As of March 31, 2010, we were in compliance with all financial covenants under the revolving credit facility, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirements. See Item 1. “Financial Statements, Note 5—Long-Term Debt.”

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Item 1. “Financial Statements, Note 2—Summary of Significant Accounting Policies” of this Amendment and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2009 Form 10-K.

Recent Accounting Developments

For a discussion of recent accounting developments, see Item 1. “Financial Statements, Note 2—Summary of Significant Policies” of this Amendment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production and our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three months ended March 31, 2010, a 10% change in the prices received for natural gas production (before hedging activities) would have had an approximate $776,000 impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Item 1. “Financial Statements, Note 7—Derivative Instruments and Hedging Activity” to our condensed consolidated financial statements for additional information regarding our hedging activities. (The information in Note 7 is restated herein. See Note 16 “Restatement of Previously Issued Financial Statements for further discussion of the restatement.)

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

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As discussed elsewhere in this Amendment, in conjunction with its review of our results of operations and hedging in connection with the quarterly review at June 30, 2010, management determined that at March 31, 2010, the commodity derivative premium payable was inappropriately netted with the receivables from commodity derivative contracts resulting in an incorrect marked to market value for commodity derivative assets and understatement of unrealized natural gas hedge gains for the period. As a result of its analysis of this accounting error, management also determined that certain previously issued unaudited interim financial statements as of and for the three months ended March 31, 2010 included in the Form 10-Q should no longer be relied upon and therefore required restatement. Please read Part I, Item 1. “Financial Statements, Note 16—Restatement of Previously Issued Financial Statements” to our condensed consolidated financial statements for further discussion of the restatement.

Auditing Standard No. 5 issued by the Public Company Accounting Oversight Board indicates that a restatement of previously issued financial statements is a “indicator that a material weakness in internal control over financial reporting exists.” Accordingly, we performed a re-evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures under the Exchange Act as of the end of the period covered by this Amendment. As part of our evaluation, we reviewed the circumstances surrounding the restatement of our previously issued unaudited interim financial statements as of and for the three months ended March 31, 2010.

After giving effect to the restatement described above and based upon the evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, as amended hereby, conducted by our management, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010 our disclosure controls and procedures were not effective in that there was a failure to properly record and report the commodity derivative assets and unrealized natural gas hedge gain for the period.

Based upon the foregoing, management took immediate steps to strengthen our internal control over financial reporting. Our disclosure controls and procedures now include additional analysis of the reported commodity derivative assets and liabilities to ensure all amounts are reported accurately and additional levels of review by our accounting personnel and management.

After giving effect to the restatement contained in this Amendment and the remediation efforts to our internal controls described above, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective as of the filing date of this Amendment in providing reasonable assurance that the information required to be disclosed by us in our periodic SEC reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Accordingly, management has concluded that the financial statements included in this Amendment present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

We have implemented a number changes in our internal control structure to address the internal control weakness described above. There were no other changes in our internal control over financial reporting that occurred during the three month period covered by the Form 10-Q or as of the date of this Amendment beyond the additional controls discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 13—Commitments and Contingencies” to our condensed consolidated financial statements in this Form 10-Q, as amended hereby.

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

The following is a list of exhibits filed or furnished (as indicated) as part of the Form 10-Q, as amended hereby. Where so indicated by a note, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Description

10.35	Agreement dated January 12, 2010, by and among Gastar Exploration Ltd,, Palo Alto Investors, LLC and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2010. File No. 001-132714).

31.1†	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date: July 29, 2010	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: July 29, 2010	By:	/S/ MICHAEL A. GERLICH
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