Form 10-Q
period 2010-06-30
GASTAR EXPLORATION LTD
filed 2010-08-05
CIK 1170154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 OR

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

Total number of outstanding common shares, no par value per share, as of August 3, 2010 was 50,375,724.

GASTAR EXPLORATION LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Unless otherwise indicated or required by the context, (i) “Gastar,” the “Company,” “we,” “us,” and “our” refer to Gastar Exploration Ltd. and its subsidiaries and predecessors, (ii) all dollar amounts appearing in this report on Form 10-Q are stated in United States dollars (“US dollars”) or Australian dollars (“AU$”) and (iii) all financial data included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,822	$21,866
Term deposit	—	69,662
Accounts receivable, net of allowance for doubtful accounts of $587 and $609, respectively	4,484	5,336
Receivable from unproved property sale	—	19,412
Receivables from commodity derivative contracts	7,793	4,870
Prepaid expenses	437	669

Total current assets	19,536	121,815

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	147,853	132,720
Proved properties	325,739	313,100

Total natural gas and oil properties	473,592	445,820
Furniture and equipment	1,009	867

Total property, plant and equipment	474,601	446,687
Accumulated depreciation, depletion and amortization	(287,421)	(284,026)

Total property, plant and equipment, net	187,180	162,661

OTHER ASSETS:
Restricted cash	50	50
Receivables from commodity derivative contracts	11,173	10,698
Deferred charges, net	607	764
Drilling advances and other assets	100	250

Total other assets	11,930	11,762

TOTAL ASSETS	$218,646	$296,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,700	$8,291
Revenue payable	3,871	4,621
Accrued interest	66	130
Accrued drilling and operating costs	3,767	736
Liabilities from commodity derivative contracts	2,392	3,678
Commodity derivative premium payable	2,632	1,190
Short-term loan	—	17,000
Accrued taxes payable	175	75,887
Other accrued liabilities	1,502	1,438

Total current liabilities	21,105	112,971

LONG-TERM LIABILITIES:
Long-term debt	8,000	—
Liabilities from commodity derivative contracts	3,340	4,047
Commodity derivative premium payable	6,734	8,176
Asset retirement obligation	6,189	5,943
Warrant derivative	2	205

Total long-term liabilities	24,265	18,371

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; unlimited shares authorized; no shares issued	—	—
Common stock, no par value; unlimited shares authorized; 50,393,938 and 50,028,592 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	263,809	263,809
Additional paid-in capital	22,267	20,782
Accumulated deficit	(112,800)	(119,695)

Total shareholders’ equity	173,276	164,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$218,646	$296,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
REVENUES:
Natural gas and oil revenues	$6,737	$11,962	$13,495	$25,423
Unrealized natural gas hedge gain (loss)	(972)	(4,426)	8,406	(4,622)

Total revenues	5,765	7,536	21,901	20,801

EXPENSES:
Production taxes	93	92	216	249
Lease operating expenses	1,914	1,449	3,657	3,326
Transportation, treating and gathering	1,094	325	2,343	818
Depreciation, depletion and amortization	1,664	3,361	3,395	11,360
Impairment of natural gas and oil properties	—	—	—	68,729
Accretion of asset retirement obligation	96	88	191	175
General and administrative expense	3,944	3,487	7,776	6,445

Total expenses	8,805	8,802	17,578	91,102

INCOME (LOSS) FROM OPERATIONS	(3,040)	(1,266)	4,323	(70,301)

OTHER INCOME (EXPENSE):
Interest expense	(20)	(1,137)	(98)	(2,299)
Investment income and other	548	10	1,340	23
Warrant derivative gain	55	—	203	—
Foreign transaction gain (loss)	16	—	335	(3)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,441)	(2,393)	6,103	(72,580)

Provision for income tax expense (benefit)	57	—	(792)	—

NET INCOME (LOSS)	$(2,498)	$(2,393)	$6,895	$(72,580)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$(0.05)	$0.14	$(1.68)

Diluted	$(0.05)	$(0.05)	$0.14	$(1.68)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49,042,874	44,854,954	49,020,072	43,163,088
Diluted	49,042,874	44,854,954	49,529,357	43,163,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,895	$(72,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,395	11,360
Impairment of natural gas and oil properties	—	68,729
Stock-based compensation	1,639	2,134
Unrealized natural gas hedge (gain) loss	(8,406)	4,622
Realized loss (gain) on derivative contracts	1,763	(2,109)
Amortization of deferred financing costs and debt discount	157	1,408
Accretion of asset retirement obligation	191	175
Warrant derivative gain	(203)	—
Changes in operating assets and liabilities:
Accounts receivable	1,615	3,474
Commodity derivative contracts	1,252	2,889
Prepaid expenses	232	368
Accrued taxes payable	(1,245)	—
Accounts payable and accrued liabilities	(2,837)	(5,068)

Net cash provided by operating activities	4,448	15,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(24,591)	(33,029)
Drilling advances	—	(4,791)
Proceeds from sale of natural gas and oil properties	19,199	—
Purchase of furniture and equipment	(142)	(13)
Purchase of term deposit	(4,855)	—

Net cash used in investing activities	(10,389)	(37,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	13,819
Repayment of revolving credit facility	—	(4,975)
Repayment of subordinated unsecured notes	—	(2,950)
Repayment of short-term loan	(17,000)	—
Proceeds from term loan	—	25,000
Proceeds from revolving credit facility	8,000	—
Increase in restricted cash	—	(463)
Deferred financing charges	—	(1,430)
Other	(103)	(224)

Net cash (used in) provided by financing activities	(9,103)	28,777

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,044)	6,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,866	6,153

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,822	$12,499

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recent Accounting Developments

The following recently issued accounting pronouncements have been adopted or may impact the Company in future periods:

Stock Compensation – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. In April 2010, the Financial Accounting Standards Board (“FASB”)’s Emerging Issues Task Force (“EITF”) issued an amendment to previously issued guidance regarding the classification of a share-based payment award as either equity or a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010. Earlier application is permitted. This guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings and the cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which it is initially applied, as if the guidance had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The adoption of this guidance did not impact the Company’s operating results, financial position and cash flows.

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

Fair Value Measurements. In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Company’s operating results, financial position or cash flows but did require additional disclosures regarding the fair value of financial instruments. See Part I, Item 1. “Financial Statements, Note 6 – Fair Value Measurements.”

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

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changed the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changed certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule was effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. In addition, in January 2010, the FASB issued an accounting standards update relating to standards for extractive oil and gas activities. The accounting standards update amends existing standards to align the proved reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The Company adopted the new standards effective December 31, 2009. The new standards were applied prospectively as a change in estimate. The use of the Final Rule’s historical 12-month unweighted average of the first-day-of-the-month price affected the Company’s depletion expense calculation for the three and six months ended June 30, 2010 resulting in an increased expense of approximately $31,000 and $15,000, respectively, and did not have an impact on earnings per share. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

3. Property, Plant and Equipment

The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the United States (“US”), specifically the states of Montana, Pennsylvania, Texas, West Virginia and Wyoming.

At June 30, 2010, unproved properties excluded from amortization consisted of drilling in progress costs of $5.7 million, acreage acquisition costs of $124.1 million and capitalized interest of $18.1 million. At December 31, 2009, unproved properties excluded from amortization consisted of drilling in progress costs of $3.8 million, acreage acquisition costs of $111.0 million and capitalized interest of $17.9 million. The Company’s East Texas exploration is ongoing and currently is anticipated to be completed over the next six years. The Marcellus Shale exploration activities have commenced, and the Company currently anticipates these activities could continue for up to 10 years.

Management’s ceiling test evaluation for the six months ended June 30, 2010 did not result in an impairment of proved properties. The June 30, 2010 ceiling test evaluation utilized a historical 12-month unweighted average of the first-day-of-the-month Henry Hub natural gas price of $4.10 per MMBtu. For the six months ended June 30, 2009, the results of management’s ceiling test evaluations resulted in an impairment of proved properties of $68.7 million recorded at March 31, 2009 utilizing a period-end Henry Hub natural gas price of $3.61 per MMBtu.

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

5. Long-Term Debt

Revolving Credit Facility

On October 28, 2009, Gastar USA, together with the Parent and Subsidiary Guarantors, and the lenders, administrative agent and letter of credit issuer party thereto, entered into an amended and restated credit facility, amending and restating in its entirety the original revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provided an initial borrowing base of $47.5 million, with borrowings bearing interest, at

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company’s election, at the prime rate or LIBO rate plus an applicable margin. The borrowing base was subsequently reduced from $47.5 million to $40.0 million during June 2010 in accordance with the Second Amendment, as discussed below. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.50% is payable quarterly based on the unutilized balance of the borrowing base. The Revolving Credit Facility has a scheduled maturity date of January 2, 2013.

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

Following our scheduled semi-annual borrowing base redetermination in May, on June 24, 2010, Gastar USA, together with the other parties thereto, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment amended the Revolving Credit Facility, by, among other things, allowing the Company (i) to hedge up to 80% of the proved developed producing (“PDP”) reserves reflected in its reserve report using hedging other than floors and protective spreads, (ii) relatedly, to present to the administrative agent a report showing any PDP additions resulting from new wells or the conversion of proved developed non-producing reserves to PDP reserves since the last reserve report in order to hedge the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

revised PDP reserves, and (iii) removing limitations on hedging using floors and protective spreads. Additionally, the Second Amendment reduced the borrowing base under the Revolving Credit Facility to $40.0 million from $47.5 million. As of June 30, 2010, the Company had $8.0 million outstanding under the Revolving Credit Facility.

Credit support for the Company’s open derivatives at June 30, 2010 is provided through inter-creditor agreements or open accounts. As of June 30, 2010, the availability under the borrowing base available to the Company was $32.0 million. The borrowing base currently available to the Company is $40.0 million. Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. The Company and the lenders may request one additional unscheduled redetermination annually.

At June 30, 2010, the Company was not in compliance with the 80% hedge limitation for 2011 under the Revolving Credit Facility. The Company has been granted a waiver in regards to the hedge limitation through March 31, 2011. The Company was in compliance with all other covenants under the Revolving Credit Facility at June 30, 2010.

6. Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. As none of the Company’s non-financial assets and liabilities were impaired during the period-ended June 30, 2010, and no other fair value measurements are required to be recognized on a non-recurring basis, no additional disclosures are provided at June 30, 2010.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$6,822	$—	$—	$6,822
Commodity derivative contracts	—	—	18,966	18,966
Liabilities:
Commodity derivative contracts	—	—	(5,732)	(5,732)
Warrant derivative	—	—	(2)	(2)

Total	$6,822	$—	$13,232	$20,054

	Fair value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$21,866	$—	$—	$21,866
Commodity derivative contracts	—	—	15,568	15,568
Liabilities:
Commodity derivative contracts	—	—	(7,725)	(7,725)
Warrant derivative	—	—	(205)	(205)

Total	$21,866	$—	$7,638	$29,504

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2010 and 2009. Level 3 instruments presented in the table consist of net derivatives that, in management’s judgment, reflect the assumptions a marketplace participant would have used at June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$15,011	$6,104	$7,638	$8,708
Total gains (losses) (realized or unrealized):
included in earnings	675	829	9,203	4,990
included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements (1)	(2,454)	(5,306)	(3,609)	(12,071)
Transfers in and (out) of Level 3	—	—	—	—

Balance at end of period	$13,232	$1,627	$13,232	$1,627

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010 and 2009	$(917)	$(4,426)	$8,609	$(4,622)

(1)	Includes the sale of calls at a weighted average price of $6.92 on approximately 3.3 MMBtu per day for the period April 2010 through December 2012 and hedge monetizations yielding $138,000 and $1.3 million of cash settlements for the three and six months ended June 30, 2010 respectively.

At June 30, 2010, the estimated fair value of cash and cash equivalents, term deposits, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. See Part I, Item 1. “Financial Statements, Note 7—Derivative Instruments and Hedging Activity.”

7. Derivative Instruments and Hedging Activity

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index, basis and fixed price swaps and put and call options to hedge natural gas price risk.

Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and elected not to designate any derivative contracts as cash flow hedges. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships were to remain in other comprehensive income until the underlying forecasted transactions affected earnings. As a result, for the three and six months ended June 30, 2009, the Company reported gains of $828,000 and $1.7 million, respectively, which were reclassified into earnings as a result of previously discontinued cash flow hedges. As of December 31, 2009, all other comprehensive income had been reclassified to earnings. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues. For the three and six months ended June 30, 2010, the Company reported unrealized losses of $972,000 and unrealized gains of $8.4 million, respectively, in the statement of operations related to the change in the fair value of its

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commodity derivative instruments. For the three and six months ended June 30, 2009, the Company reported unrealized losses of $4.4 million and $4.6 million, respectively, in the statement of operations related to the changes in fair value of its commodity derivative instruments

As of June 30, 2010, the following derivative transactions were outstanding with the associated notational volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu's)
2010	Put spread	9,151	1,315,500	$—	$6.03	$4.24	$—
2010	Costless collar	20,262	2,348,000	—	5.91	4.35	7.48
2010	Basis - HSC (1)	14,000	2,423,500	(0.24)	—	—	—
2010	Basis - CIG (2)	1,000	184,000	(1.31)	—	—	—

2011	Put spread	2,673	981,550	—	6.00	4.00	—
2011	Costless collar	15,320	4,903,450	—	6.12	4.19	7.65
2011	Fixed price swap	2,000	730,000	6.11	—	—	—
2011	Short calls	2,500	225,000	—	—	—	9.15
2011	Basis - HSC (1)	10,167	1,839,000	(0.23)	—	—	—
2011	Basis - CIG (2)	800	292,000	(1.21)	—	—	—

2012	Put spread	13,028	4,770,420	—	6.00	4.00	—
2012	Costless collar	5,410	1,979,580	—	6.00	4.00	7.39

(1)	East Houston-Katy – Houston Ship Channel
(2)	Inside FERC Colorado Interstate Gas, Rocky Mountains

As of June 30, 2010, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institution, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at June 30, 2010 is provided under the Revolving Credit Facility through inter-creditor agreements or open credit accounts of up to $5.0 million. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period July 2010 through December 2012. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. At June 30, 2010, the balance of unamortized put premium liabilities was $9.3 million, of which $2.6 million is recorded as a current commodity derivative premium payable and $6.7 million is recorded as a long-term commodity derivative premium payable. Of the total unamortized put premium liabilities, $1.2 million, $3.4 million and $4.7 million will be amortized in the second half of 2010, 2011 and 2012, respectively.

Warrants

The Company reclassified the fair value of its warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in June 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5.4 million to beginning retained earnings and did not recognize any value to

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock warrant liability for representing the fair value of such warrants on such date. The fair value of these warrants to purchase common stock was $2,000 as of June 30, 2010, and the Company recognized $55,000 and $203,000 in unrealized gains in other income for the change in fair value of these warrants for the three and six months ended June 30, 2010, respectively.

The following warrants to purchase common shares were outstanding as of June 30, 2010:

Warrants Outstanding	Fair Value (in thousands)	Weighted Price per Share Range	Average Remaining Life in Years	Average Exercise Price
2,000,000	$2	(1)	1.4	(1)

(1)	The warrants are exercisable for $13.75 per share in the event that, on or before June 11, 2011, the Company sells all or substantially all of its present natural gas and oil interests located in Leon and Robertson Counties in East Texas for net proceeds exceeding $500.0 million. A sale or a series of sales of all or substantially all of the Company’s present East Texas properties prior to June 11, 2011 for $500.0 million or less will terminate the warrants. If the Company does not sell all or substantially all of these properties by June 11, 2011, the warrants will be exercisable for a six-month period commencing on that date at $15.00 per share. The Company is not obligated to sell any of its East Texas properties. Fair value is based on the Black-Scholes-Merton model for option pricing.

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the statement of financial position and derivative gains and losses in the statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments
Current	Receivables from commodity derivative contracts	$7,793	$4,870
Long-term	Receivables from commodity derivative contracts	11,173	10,698
Current	Liabilities from commodity derivative contracts	(2,392)	(3,678)
Long-term	Liabilities from commodity derivative contracts	(3,340)	(4,047)
Long-term	Warrant derivative	(2)	(205)

Total derivatives not designated as hedging instruments		$13,232	$7,638

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	June 30, 2010	June 30, 2009
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Unrealized natural gas hedge gain (loss)	$(972)	$(4,426)
Warrant derivative	Other income (expense)	55	—

Total		$(917)	$(4,426)

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Six Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	June 30, 2010	June 30, 2009
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Unrealized natural gas hedge gain (loss)	$8,406	$(4,622)
Warrant derivative	Other income (expense)	203	—

Total		$8,609	$(4,622)

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

Other Share Issuances

During the three and six months ended June 30, 2010 and pursuant to the Company’s 2006 Long-Term Incentive Plan, 21,000 and 400,050 restricted common shares were granted and issued, respectively. In addition, 26,757 and 34,704 common shares were forfeited in connection with the payment of estimated withholding taxes on restricted shares that vested during the three and six months ended June 30, 2010, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shares Reserved

At June 30, 2010, the Company had reserved 4,468,131 common shares to be issued pursuant to the exercise of stock options (1,148,100 common shares), the issuance of granted but unvested restricted shares (1,320,031 common shares) and the exercise of a warrant (2,000,000 common shares).

9. Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Interest expense:
Cash and accrued	$85	$5,447	$190	$10,273
Amortization of deferred financing costs and debt discount	61	722	157	1,408
Capitalized interest	(126)	(5,032)	(249)	(9,382)

Total interest expense	$20	$1,137	$98	$2,299

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

As of June 30, 2010, Chesapeake owned 6,781,767 common shares, or 13.5% of the Company’s outstanding common shares. See Part I, Item 1. “Financial Statements, Note 13—Commitments and Contingencies.”

11. Income Taxes

For the three and six months ended June 30, 2010, the Company recognized a current income tax expense of $57,000 and a current income tax benefit of $792,000, respectively. The current quarter income tax expense represents Australian withholding tax on Australian interest income earned during the period. The income tax benefit for the six month period ended June 30, 2010 is primarily the result of the Australian Taxation Office’s (“ATO”) issuance of an amended assessment of the income tax with respect to the gain on sale of the Company’s Australian Assets in July 2009. The issuance of the amended assessment by the ATO represented a final resolution in favor of the Company of certain tax issues that could not be resolved until the ATO completed its review of the Australian Assets sale in April 2010. The ATO resolution resulted in the recognition of an Australian tax expense benefit of AU$1.3 million ($1.0 million), which was reduced by AU$278,000 ($252,000) of Australian withholding tax on interest income earned on term deposits in Australia. On June 1, 2010, the accrued Australian taxes payable of $70.4 million was settled using proceeds from the term deposit.

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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share and share data)
Net income (loss)	$(2,498)	$(2,393)	$6,895	$(72,580)

Weighted average common shares outstanding—basic	49,042,874	44,854,954	49,020,072	43,163,088
Incremental shares from unvested restricted shares	—	—	437,453	—
Incremental shares from outstanding stock options	—	—	71,832	—

Weighted average common shares outstanding—diluted	49,042,874	44,854,954	49,529,357	43,163,088

Income (loss) per common share:
Basic	$(0.05)	$(0.05)	$0.14	$(1.68)
Diluted	$(0.05)	$(0.05)	$0.14	$(1.68)

Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	179,028	570,641	90,009	538,887
Stock options	905,800	2,003,050	989,933	2,065,205
Warrants	2,000,000	2,004,236	2,000,000	2,004,236
Convertible subordinated debentures	—	1,369,863	—	1,369,863

Total	3,084,828	5,947,790	3,079,942	5,978,191

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

In re ClassicStar Mare Lease Litigation and Gregory R. Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, Susan Raifman, individually and as Trustee of the Raifman Family Revocable Trust Dated 7/2/03, and Gekko Holdings, LLC, d/b/a Gekko Breeding and Racing v. ClassicStar LLC, ClassicStar Farms, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, GeoStar Corporation, S. David Plummer, Spencer D. Plummer III, Tony Ferguson, Thomas Robinson, John Parrot, Karren Hendrix, Stagg Allen & Company, P.C. f/k/a Karren Hendrix & Associates, P.C., Terry L. Green, ClassicStar Farms, Inc., Gastar Exploration, Ltd. and Does 1-1,000; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:07-cv-347-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of the several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, common law fraud, negligent misrepresentation, constructive trust, unjust enrichment, and negligence. The plaintiffs also assert additional causes of action only against the ClassicStar defendants, David and Spencer Plummer, Karren Hendrix, Terry Green, Strategic Opportunity Solutions, and Does 1-1,000. On June 5, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time. On June 14, 2010, the Company filed a motion for summary judgment against the plaintiffs. Briefing is not yet complete on the motion. The Company intends to vigorously defend the suit.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In re ClassicStar Mare Lease Litigation and West Hill Farms, LLC, et al. v. ClassicStar LLC, ClassicStar Farms, LLC, ClassicStar 2004, LLC, National Equine Lending Co., LLC, New NEL, LLC, GeoStar Corp., GeoStar Equine Energy, Inc., Tony Ferguson, David Plummer, ClassicStar Thoroughbreds, LLC, Spencer Plummer, Karren Hendrix Stagg Allen & Co., Thom Robinson, John Parrot, First Equine Energy Partners, LLC, Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, ClassicStar 2005 Powerfoal Stables, LLC, ClassicStar Farms, Inc., GeoStar Financial Services Corp., Gastar Exploration, Ltd., and John Does 1-3; In the United States District Court for the Eastern District of Kentucky (Cause No. 06-243-JMH, Master File No. 5:07- cv-353-JMH). This lawsuit was filed on February 2, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action against the majority of the defendants, including the Company. These causes of action include violations of the RICO Act, common law fraud, negligent misrepresentation, theft by deception, unjust enrichment, conspiracy, aiding and abetting, and fraudulent transfer. The plaintiffs also assert additional causes of action against certain defendants other than the Company for breach of contract, state and federal securities fraud, anticipatory breach, and conversion. On March 19, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time. On June 14, 2010, the Company filed a motion for summary judgment against the plaintiffs. Briefing is not yet complete on the motion. The suit is set for trial beginning in November 2010. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and AA-J Breeding, LLC, Su-Sim, LLC, Derby Stakes, LLC, Uri Halfon, and Ora-Oli Halfon v. GeoStar Corp., GeoStar Financial Services Corp., First Source Wyoming, Inc., ClassicStar, LLC, ClassicStar Farms, LLC, ClassicStar Farms, Inc., Karren Hendrix, Stagg, Allen, & Company, P.C., f/k/a Karren, Hendrix & Assoc. P.C., Handler, Thayer, & Duggan, LLC, Thomas J. Handler, J.D., P.C., S. David Plummer, Spencer D. Plummer III, Tony Ferguson, Terry L. Green, and Gastar Exploration, Ltd.; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:08-cv-79-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed on February 6, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding, naming the Company as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock. The plaintiffs assert several causes of action against all defendants, including violations of the RICO Act, breach of contract, common law fraud, misrepresentation, constructive trust, unjust enrichment, accounting, and conversion. The plaintiffs also assert additional causes of action only against Karren Hendrix, Handler, Thayer, & Duggan, LLC, and Thomas J. Handler. On May 22, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time. On June 14, 2010, the Company filed a motion for summary judgment against the plaintiffs. Briefing is not yet complete on the motion. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and John Goyak, Dana Goyak, John Goyak & Associates, Inc., and Jupiter Ranches, LLC, v. ClassicStar Racing Stable, LLC, ClassicStar 2003 Racing Partnership, LLC, GeoStar Financial Services Corporation, GeoStar Corporation, Private Consulting Group, Inc., S. David Plummer, Spencer Plummer, Thomas Bissmeyer, Thomas Williams, Gary Thornhill, Robert Holt, Elizabeth Holt, David Lieberman, Tony Ferguson, John Parrott, Thom Robinson, Strategic Opportunity Solutions d/b/a Buffalo Ranch, and First Source Wyoming; In the United States District Court for the Eastern District of Kentucky (Cause No. 08-cv-0053, Master File No. 5:07-cv-353-JMH). On July 15, 2009, the Court granted the plaintiffs leave to amend their pleadings in order to add the Company to the suit as one of several defendants. The plaintiffs allege that they were induced to participate in a mare leasing program operated by the defendants, and had been promised options to convert interests in the mare leasing program for working interests in wells or shares of Company stock owned by defendants other than the Company. The plaintiffs assert several causes of action including violations of the RICO Act, common law fraud, breach of contract, unjust enrichment, common law conspiracy, constructive trust, and fraud. The plaintiffs also assert additional causes of action against certain defendants other than the Company. On September 3, 2009, the Company filed a motion to dismiss the suit for failure to state a claim and for want of

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

personal and subject matter jurisdiction. The motion is pending at this time. On June 14, 2010, the Company filed a motion for summary judgment against the plaintiffs. Briefing is not yet complete on the motion. The Company intends to vigorously defend the suit.

In re ClassicStar Mare Lease Litigation and James D. Lyon, Chapter 7 Trustee of ClassicStar LLC v. Tony P. Ferguson, S. David Plummer, Spencer D. Plummer III, Shane D. Plummer, Jennifer Stahle, Boyce J. Sanderson, Thomas E. Robinson, John W. Parrott, Frederick J. Lambert, ClassicStar Farms, Inc., Tartan Business L.C., Dinosaur Enterprises, L.L.C., Cadillac Farms, Inc., ClassicStar Farms LLC, GeoStar Corporation, First Source Texas, Inc., First Source Bossier, L.L.C., First Texas Gas, LP, CBM Resources Pty, Ltd., Associated Geophysical Services, Inc., Conquest Group Operating Company, West Virginia Development, Inc., West Virginia Gas Corporation, Squaw Creek Development, Inc., Arkoma Basin Development, Inc., Royalty Acquisition Company, BNG Producing & Drilling, GeoStar Financial Corporation, GeoStar Financial Services Corporation, GeoStar Leasing Corporation, Conquest Exploration, Inc., First Source Wyoming, Inc., Squaw Creek, Inc., Strategic Opportunity Solutions, LLC d/b/a Buffalo Ranch, National Equine Lending Co., L.C., New NEL, LLC, First Equine Energy Partners LLC, GeoStar Equine Energy, Inc., Private Consulting Group, Inc., Gastar Exploration, Ltd., Gastar Exploration USA, Inc. f/k/a First Sourcenergy Wyoming, Inc., Gastar Exploration Victoria, Inc. f/k/a First Sourcenergy Victoria, Inc., Gastar Exploration Texas, Inc. f/k/a First Texas Development, Inc., Gastar Exploration Texas LLC f/k/a Bossier Basin, LLC, Gastar Exploration Texas, LP f/k/a First Source Gas, LP, Gastar Exploration New South Wales, Inc. f/k/a First Sourcenergy Group, Inc., Gastar Exploration Power Pty, Ltd., Eastern Star Gas, Limited, Brookstone Development, Ltd., Debora D. Plummer, Viking Real Estate, L.C., Crown Jewels Limited Partnership, Woodford Thoroughbreds LLC and Does 1-100, including, but not limited to, various subsidiaries and affiliates of GeoStar Corporation and various subsidiaries and affiliates of Gastar Exploration, Ltd. and various entities affiliated or associated with S. David Plummer and/or Debora D. Plummer; In the United States District Court for the Eastern District of Kentucky (Cause No. 5:09-cv-215-JMH, Master File No. 5:07-cv-353-JMH). This lawsuit was filed June 16, 2009 in federal court in Kentucky as part of a multi-district litigation proceeding. The suit, brought by the Chapter 7 liquidation bankruptcy trustee for ClassicStar, names more than 50 defendants, including the Company and seven of its subsidiaries. The trustee alleges that cash from investors in ClassicStar’s mare leasing programs was systematically diverted from ClassicStar over a six year period by various defendants, among them the former officers, directors, managers, and members of ClassicStar, with the assistance and participation of various other defendants including ClassicStar affiliates; entities controlled by ClassicStar’s former officers and affiliates; GeoStar; current or former officers or shareholders of GeoStar; and GeoStar’s subsidiaries, former subsidiaries, or formerly controlled companies, including the Company and its subsidiaries. The defendants include officers and former officers of GeoStar who also served as officers or directors of the Company and its subsidiaries, or who were Company shareholders. No current officer or director of the Company has been named as a defendant. The trustee alleges that the Company and its subsidiaries were beneficiaries of an unspecified amount of the allegedly diverted ClassicStar funds while allegedly under the control of GeoStar and its officers. The trustee further alleges that the Company and its subsidiaries, along with other defendants, aided and abetted breaches of fiduciary duties owed to ClassicStar by some of the defendants. The Company defendants, along with other defendants, are also alleged to have participated in, or were the beneficiaries of, or aided or abetted in, intentional or constructive fraudulent transfers of ClassicStar funds. The complaint also makes claims for an accounting and conversion of all funds diverted from ClassicStar by any of the defendants and makes certain additional state law claims, including claims under Utah’s UPUA law (similar to RICO), breach of contract, unjust enrichment, civil conspiracy, and alter ego. The trustee alleges that as a result of the acts complained of (including the alleged transfer of at least $330.0 million in cash from ClassicStar to various defendants), at least $1 billion in claims have been made against the ClassicStar estate. The trustee seeks damages in excess of $1 billion in compensatory damages, $330.0 million in punitive damages, costs, attorney’s fees, and interest. The lawsuit is consolidated for pretrial purposes in federal court in Kentucky as part of the previously disclosed multi-district litigation proceeding involving multiple actions filed by purported investors in the ClassicStar mare leasing programs, some of which name Gastar as one of several defendants. On August 19, 2009, the Company and its seven subsidiary defendants filed a motion to dismiss the trustee’s suit for failure to state a claim and for want of personal and subject matter jurisdiction. The motion is pending at this time and discovery is proceeding. On June 14, 2010, the trustee filed a motion for summary judgment against all defendants in the case. The trustee’s motion for summary judgment seeks an order from the court finding the defendants liable as to nearly all of the trustee’s causes of action, but does not

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

seek findings regarding the amount(s) of damages for which the defendants may be liable. Briefing is not yet complete on the motion. The court has scheduled a trial of the matter to begin in November 2010. The Company intends to vigorously defend the suit.

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

14. Statement of Cash Flows – Supplemental Information

The following is a summary of supplemental cash paid and non-cash transactions for the periods indicated:

	For the Six Months Ended June 30,
	2010	2009
	(in thousands)

Cash paid for interest	$193	$9,744
Cash paid for taxes	452	—

Non-cash transactions:
Term deposit surrendered for accrued taxes	$70,446	$—
Non-cash capital expenditures excluded from accounts payable and accrued drilling costs	3,527	(5,002)
Asset retirement obligation included in natural gas and oil properties	54	210
Drilling advances application	150	7,144

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) for the periods indicated is as follows:

	For the Six Months Ended June 30,
	2010	2009
	(in thousands)

Net income (loss)	$6,895	$(72,580)
Change in:
Commodity hedging activities - current period reclassification to earnings	—	(1,685)
Foreign currency translation adjustments	—	(15)

Comprehensive income (loss)	$6,895	$(74,280)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other factors that could affect our financial performance or cause our actual results to differ materially from our projected results are described under (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2009 Form 10-K (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly update, revise or release any revisions to these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Hilltop Area, East Texas. The majority of our activities have been in the Bossier play in the Hilltop area of East Texas approximately midway between Dallas and Houston in Leon and Robertson Counties. As of June 30, 2010, our acreage position in the play was approximately 31,600 gross (16,300 net) acres. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived per well reserves.

In late October 2009, we began drilling the Donelson #4 well, a vertical lower Bossier test. The well was originally drilled to a total depth of approximately 19,000 feet; however, while attempting to log the well, the drill pipe became stuck due to hole stability issues. The well was sidetracked, and while re-drilling, the well experienced a significant gas kick and had to be plugged back to approximately 15,600 feet to re-drill to a revised total depth of 18,800 feet. This second sidetrack operation was completed in May 2010. The lower B-6 Bossier zone was completed and flowed at an initial gross sales rate of 8.6 MMcf per day. The initial completion was placed behind a temporary plug and a lower B-5 zone was completed at an initial gross sales rate of 10.7 MMcf per day. The second completion was also placed behind a temporary plug and the upper B-5 zone was fractured on July 19, 2010 and is currently producing at a gross sales rate of 10.0 MMcf per day. The B-5 zone will be produced until the reservoir pressures equalize and, at that time, all B-5 and B-6 zones will be co-mingled and produced together. Three additional zones remain to be completed at future dates. As of June 30, 2010, the cost incurred to drill and initially complete the Donelson #4 well, net of estimated reimbursement under existing well control insurance policies, is approximately $12.6 million gross ($9.1 million net). Gastar has a 67% before payout working interest and an approximate 50% before payout net revenue interest in the well.

In March 2010, we commenced a recompletion of the Belin#1 well in the “Lanier” sand at approximately 16,700 feet. The zone was fracture stimulated and during initial flow back operations the well produced significant amounts of formation sand. It appears that the formation sand production coincided with a casing failure at approximately 16,700 feet. We have successfully milled through and subsequently repaired the damaged portion of the casing and returned the well to production in late June 2010. The well is currently producing at an average gross sales rate of 8.0 MMcf per day. Gastar has a 50% before payout working interest and an approximate 34% before payout net revenue interest in the well.

During the second quarter, we treated down-hole salting and scale problems in some of our higher producing East Texas wells and completed expense workovers on two additional wells. For the three and six months ended June 30, 2010, net production from the Hilltop area averaged 13.6 MMcfe per day and 15.3 MMcfe per day, respectively.

Appalachia – West Virginia and Central and Southwestern Pennsylvania. The Marcellus Shale is Middle Devonian aged shale that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target. Advancements in two technologies, stimulation and horizontal drilling, have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of June 30, 2010, our acreage position in the play was approximately 38,400 gross (34,600 net) acres, of which the majority is considered to be in the core, over-pressured area of the Marcellus play and is in close proximity to wells being drilled by other operators.

In October 2009, we commenced drilling our first vertical Marcellus Shale well, the Yoho #1. We drilled the well to a depth of 6,600 feet, and it was completed and tested in January 2010. It tested at a stabilized gross rate of 1.5 MMcf and 120 barrels of condensate per day, with no water production at approximately 1,000 psi of flowing tubing pressure. We currently are waiting for a connection to a pipeline and do not expect natural gas sales until third quarter 2011.

During the six months ended June 30, 2010, we drilled 1 gross (1.0 net) shallow vertical well resulting in total shallow wells drilled by us to date of 16 gross (14.8 net) in the area. Currently, thirteen wells are on production, two are shut-in due to pipeline curtailments and one is awaiting a pipeline connection.

For the three and six months ended June 30, 2010, net production from the Appalachia area averaged approximately 0.4 MMcfe per day and 0.4 MMcfe per day, respectively.

Coalbed Methane – Powder River Basin, Wyoming and Montana. We own an approximate 40% average working interest in approximately 40,700 gross (17,200 net) acres in the Powder River Basin of Wyoming and Montana. As a result of decreased drilling activity and curtailments during 2009 due to lower realized gas prices, Powder River Basin production averaged 1.8 MMcfe per day and 2.0 MMcfe per day for the three and six months ended June 30, 2010, respectively.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this report.

The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Production:
Natural gas (MMcf)	1,428	2,323	3,181	5,016
Oil (MBbl)	2	1	4	2
Total production (MMcfe)	1,440	2,332	3,204	5,030

Total (MMcfed)	15.8	25.6	17.7	27.8

Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$3.50	$2.85	$3.97	$3.13
Natural gas per Mcf, including impact of realized hedging activities	4.62	5.12	4.16	5.05
Oil per Bbl	72.67	53.00	72.36	46.72

Selected operating expenses (in thousands):
Production taxes	$93	$92	$216	$249
Lease operating expenses	1,914	1,449	3,657	3,326
Transportation, treating and gathering	1,094	325	2,343	818
Depreciation, depletion and amortization	1,664	3,361	3,395	11,360
General and administrative expense	3,944	3,487	7,776	6,445

Selected operating expenses per Mcfe:
Production taxes	$0.06	$0.04	$0.07	$0.05
Lease operating expenses	1.33	0.62	1.14	0.66
Transportation, treating and gathering	0.76	0.14	0.73	0.16
Depreciation, depletion and amortization	1.16	1.44	1.06	2.26
General and administrative expense	2.74	1.50	2.43	1.28

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Revenues. Substantially all of our revenues are derived from the production of natural gas in the United States. Natural gas and oil revenues were $6.7 million for the three months ended June 30, 2010, down from $12.0 million for the three months ended June 30, 2009. The decrease in revenues was the result of a 38% decrease in volumes and a 9% decrease in prices. Average daily production on an equivalent basis was 15.8 MMcfe per day for the three months ended June 30, 2010 compared to 25.6 MMcfe per day for the same period in 2009. Of the decrease in volumes, 86% was due to lower East Texas production primarily related to delays in the Donelson #4 well coming on production and operational issues on the Belin #1 along with the second quarter of 2009 benefitting from Belin #1 high production rate. Fourteen percent of the decreased volumes were primarily attributable to production declines in Wyoming.

During the three months ended June 30, 2010, approximately 67% of our natural gas production was hedged. The realized effect of hedging on natural gas sales was an increase of $1.6 million in revenues resulting in an increase in total price realized from $3.50 per Mcf to $4.62 per Mcf. The realized hedge impact includes $724,000 of amortization of prepaid put purchase and call sale premiums and contract monetizations. Excluding the non-cash amortization, the realized effect of hedging was a gain of $2.3 million comprised of $2.7 million of NYMEX hedge gains offset by $353,000 of regional basis losses. For the remainder of 2010, we have costless collar hedges for approximately 20,000 MMBtu per day representing 81% of our estimated future natural gas production with a weighted average floor of $5.91, short put of $4.35 and a ceiling of $7.48. In addition, we have put spread hedges for approximately 9,200 MMBtu per day representing 37% of our estimated future natural gas production with a weighted average floor of $6.03 and a short put of $4.24.

Unrealized natural gas hedge loss was $972,000 for the three months ended June 30, 2010 compared to an unrealized natural gas hedge loss of $4.4 million for the three months ended June 30, 2009. The decrease in unrealized natural gas hedge impact was the result of a hedge benefit as a result of lower future NYMEX gas prices partially offset by losses related to projected basis differentials.

Production taxes We reported production taxes of $93,000 for the three months ended June 30, 2010 compared to $92,000 for the three months ended June 30, 2009. The increase in production taxes was primarily the result of higher oil revenues in Texas partially offset by lower taxes in Wyoming due to lower revenues.

Lease operating expenses. We reported lease operating expenses of $1.9 million for the three months ended June 30, 2010 up from $1.4 million for the three months ended June 30, 2009. This increase was primarily due to an increase in workover expenses of $410,000 and slightly higher ad valorem costs. Our lease operating expenses were $1.33 per Mcfe for the three months ended June 30, 2010 compared to $0.62 per Mcfe for the same period in 2009. The increase in the rate per Mcfe was primarily due to lower production volumes and higher workover costs of $0.30 per Mcfe.

Transportation, treating and gathering. We reported transportation expenses of $1.1 million for the three months ended June 30, 2010 up from $325,000 for the three months ended June 30, 2009. This increase was primarily due to gathering charges in Texas under the Hilltop Gathering Agreement, effective November 2009, partially offset by lower costs in Wyoming. The current quarter included a true up charge under the Hilltop Gathering Agreement based on a minimum volume requirement of $543,000.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $1.7 million for the three months ended June 30, 2010 down from $3.4 million for the three months ended June 30, 2009. The decrease in DD&A expense was the result of a 19% decrease in the DD&A rate per Mcfe and a 38% decrease in production. The DD&A rate for the three months ended June 30, 2010 was $1.16 per Mcfe compared to $1.44 per Mcfe for the same period in 2009. The decrease in the rate is primarily due to lower proved costs as a result of gathering sales proceeds credited to proved property costs in late 2009.

General and administrative. We reported general and administrative expenses of $3.9 million for the three months ended June 30, 2010 up from $3.5 million for the three months ended June 30, 2009. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $880,000 and $713,000 for the three months ended June 30, 2010 and 2009, respectively. The increase in stock-based compensation expense is due primarily to the issuance of additional restricted shares with a higher fair value. Excluding stock-based compensation expense, general and administrative expense increased $290,000 to $3.1 million for the three months ended June 30, 2010 compared to June 30, 2009. This increase is primarily due to higher legal costs of $669,000 related to ongoing litigation matters and lower contract labor expense.

Interest expense. We reported interest expense of $20,000 for the three months ended June 30, 2010 compared to $1.1 million for the three months ended June 30, 2009. The decrease in interest expense was primarily the result of lower debt outstanding due to the payoff of substantially all outstanding debt during 2009.

Investment income and other. We reported investment income of $548,000 for the three months ended June 30, 2010 compared to $10,000 for the three months ended June 30, 2009. The increase in investment income is primarily due to interest earned on the Australian term deposit established in conjunction with the sale of the Australian properties for the future tax payment on the sale. At maturity on June 1, 2010, the term deposit was used to settle the Australian tax liability resulting from the Australian property sale in 2009.

Warrant derivative gain. For the three months ended June 30, 2010, we reported a $55,000 non-cash gain related to the fair value measurement of our warrants outstanding.

Foreign transaction gain (loss). We reported a foreign transaction gain of $16,000 for the three months ended June 30, 2010 primarily due to Australian denominated cash.

Provision for income tax expense (benefit). We reported $57,000 of income tax expense for the three months ended June 30, 2010 primarily due to withholding tax on the interest income from the Australian term deposit. At maturity on June 1, 2010, the term deposit was used to settle the tax liability resulting from the Australian property sale in 2009.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Revenues. Natural gas and oil revenues were $13.5 million for the six months ended June 30, 2010, down from $25.4 million for the six months ended June 30, 2009. The decrease in revenues was the result of a 36%

decrease in volumes and a 17% decrease in prices. Average daily production on an equivalent basis was 17.7 MMcfe per day for the six months ended June 30, 2010 compared to 27.8 MMcfe per day for the same period in 2009. Of the decrease in volumes, 83% was due to lower East Texas production, primarily related to delays in new wells coming on production to offset decline on existing wells and lower Belin #1 production due to the well being off production for the majority of the second quarter, combined with the first half of 2009 benefitting from Belin #1 initial flush production, and 17% was due to lower Wyoming production.

During the six months ended June 30, 2010, approximately 52% of our natural gas production was hedged. The realized effect of hedging on natural gas sales was an increase of $594,000 in revenues resulting in an increase in total price received from $3.97 per Mcf to $4.16 per Mcf. The realized hedge impact includes $1.8 million of amortization of prepaid put purchase and call sale premiums. Excluding the non-cash amortization, the realized effect of hedging was a gain of $2.4 million comprised of $3.4 million of NYMEX hedge gains offset by $1.0 million of regional basis losses.

Unrealized natural gas hedge income was $8.4 million for the six months ended June 30, 2010 compared to an unrealized natural gas hedge loss of $4.6 million for the six months ended June 30, 2009. The increase in unrealized natural gas hedge impact was the result of additional hedged volumes and the benefit resulting from lower future NYMEX gas prices offset by losses related to basis differentials.

Production taxes We reported production taxes of $216,000 for the six months ended June 30, 2010 compared to $249,000 for the six months ended June 30, 2009. The decrease in production taxes was primarily the result of lower revenues in Wyoming due to lower production volumes.

Lease operating expenses. We reported lease operating expenses of $3.7 million for the six months ended June 30, 2010 up from $3.3 million for the six months ended June 30, 2009. This increase was primarily due to an increase in workover expenses of $292,000 and slightly higher ad valorem taxes. Our lease operating expenses were $1.14 per Mcfe for the six months ended June 30, 2010 compared to $0.66 per Mcfe for the same period in 2009. The increase in the rate per Mcfe was primarily due to lower production volumes and an increase in workover costs of $0.14 per Mcfe.

Transportation, treating and gathering. We reported transportation expenses of $2.3 million for the six months ended June 30, 2010 up from $818,000 for the six months ended June 30, 2009. This increase was primarily due to gathering charges in Texas under the Hilltop Gathering Agreement, effective November 2009, partially offset by lower costs in Wyoming. The six months ended June 30, 2010 included a true up charge under the Hilltop Gathering Agreement based on a minimum volume requirement of $934,000.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $3.4 million for the six months ended June 30, 2010 down from $11.4 million for the six months ended June 30, 2009. The decrease in DD&A expense was the result of a 53% decrease in the DD&A rate per Mcfe and a 36% decrease in production. The DD&A rate for the six months ended June 30, 2010 was $1.06 per Mcfe compared to $2.26 per Mcfe for the same period in 2009. The decrease in the rate is primarily due to lower proved costs as a result of a ceiling impairment recorded at March 31, 2009 and gathering sales proceeds credited to proved property costs in late 2009.

Impairment of natural gas and oil properties. We did not report an impairment of natural gas and oil properties for the six months ended June 30, 2010 due to lower proved property costs and higher natural gas and oil prices compared to the same period in 2009. We reported an impairment of natural gas and oil properties of $68.7 million for the six months ended June 30, 2009. The 2009 impairment was recorded at March 31, 2009 and was the result of a significant decline in natural gas prices in 2009.

General and administrative. We reported general and administrative expenses of $7.8 million for the six months ended June 30, 2010 up from $6.4 million for the six months ended June 30, 2009. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.6 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in stock-based compensation expense is due primarily to the decision in March 2009 to pay the 2008 management bonuses of $801,000 in vested restricted common shares in lieu of cash. Excluding stock-based compensation expense, general and administrative expense increased $1.8 million to $6.1 million for the six months ended June 30, 2010 compared to June 30, 2009. This increase is primarily due to higher legal costs of $1.5 million related to ongoing litigation matters and lower personnel costs for the six months ended June 30, 2009 due to the March 2009 payment of 2008 management bonuses in restricted common shares rather than in cash.

Interest expense. We reported interest expense of $98,000 for the six months ended June 30, 2010 compared to $2.3 million for the six months ended June 30, 2009. The decrease in interest expense was primarily the result of lower debt outstanding due to the payoff of substantially all outstanding debt during 2009.

Investment income and other. We reported investment income of $1.3 million for the six months ended June 30, 2010 compared to $23,000 for the six months ended June 30, 2009. The increase in investment income is primarily due to interest earned on the Australian term deposit established in conjunction with the sale of the Australian properties for the future tax payment on the sale. At maturity on June 1, 2010, the term deposit was used to settle the tax liability resulting from the Australian property sale in 2009.

Warrant derivative gain. For the six months ended June 30, 2010, we reported a $203,000 non-cash gain related to the fair value measurement of our warrants outstanding.

Foreign transaction gain (loss). We reported a foreign transaction gain of $335,000 for the six months ended June 30, 2010 compared to a foreign transaction loss of $3,000 for the six months ended June 30, 2009. The increase in the foreign transaction gain was primarily due to Australian exchange rate fluctuations regarding our Australian denominated cash and accounts receivable balances arising from the sale of the Australian properties.

Provision for income tax expense (benefit). We reported $792,000 of income tax benefit for the six months ended June 30, 2010 primarily due to a $1.0 million downward adjustment of the tax expense related to the sale of the Australian properties after final review from the Australian Tax Office partially offset by withholding tax on the interest income from the Australian term deposit. At maturity on June 1, 2010, the term deposit was used to settle the tax liability resulting from the Australian property sale in 2009.

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

For the six months ended June 30, 2010, we reported cash flows provided by operating activities of $4.5 million, net cash used in investing activities of $10.4 million and net cash used in financing activities of $9.1 million. As a result of these activities, our cash and cash equivalents balance decreased by $15.0 million, resulting in a June 30, 2010 cash and cash equivalents balance of $6.8 million.

At June 30, 2010, we had a net working capital deficit of approximately $1.6 million.

Future capital and other expenditure requirements. Capital expenditures for the remainder of 2010 are projected to be approximately $35.3 million, consisting of $16.7 million in East Texas, $17.2 million in Appalachia in the Marcellus Shale, $400,000 in the Powder River Basin and an additional $1.0 million for capitalized interest and other costs. We plan on funding this capital activity through our existing cash balances, internally generated cash flows from operating activities, access to availability under our revolving credit facility, a potential joint venture or partial sale of assets. The majority of projected capital expenditures are operated by us and thus, we can adjust capital expenditures for changes in commodity prices, cash flows from operating activities or availability under the revolving credit facility.

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

To mitigate some of the potential negative impact on cash flows caused by changes in natural gas prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas price risk. We typically hedge a fixed price for natural gas at our sales points of NYMEX less basis to mitigate the risk of differentials to the NYMEX Henry Hub Index and our sales points. In addition to NYMEX swaps and collars and fixed price swaps, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. See Part I, Item 1. “Financial Statements, Note 7 – Derivative Instruments and Hedging Activity.”

At June 30, 2010, the estimated fair value of all of our commodity derivative instruments was a net asset of $13.2 million, comprised of current and noncurrent assets and liabilities. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2010 through December 2012. At June 30, 2010, we had a current commodity derivative premium payable of $2.6 million and a long-term commodity derivative premium payable of $6.7 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

By removing the price volatility from a portion of our natural gas for 2010, 2011 and 2012, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.

As of June 30, 2010, all of our economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to us to be in default on their derivative positions. Credit support for our open derivatives at June 30, 2010 is provided under the revolving credit facility through inter-creditor agreements or open credit accounts of up to $5.0 million. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Revolving Credit Facility. At June 30, 2010, we had $8.0 million outstanding under the revolving credit facility. Our borrowing base is $40.0 million based on the results of the most recent redetermination, which was completed during May 2010 and became effective with the Second Amendment to our Revolving Credit Facility on June 24, 2010. The most recent redetermination resulted in a reduction of our borrowing base from $47.5 million to $40.0 million primarily in connection with the previously announced delays in returning the Belin #1Well, located in the Hilltop area of East Texas, to production following re-completion attempts. Subsequent to the redetermination of the borrowing base, the Belin #1 Well was returned to production from all zones previously producing and 3 zones recently completed. Borrowings under the facility bear interest, at our election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the revolving credit facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on the LIBO rate, depending on the utilization percentage in relation to the borrowing base. Under the revolving credit facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement. Currently, our availability under our borrowing base is $32.0 million.

As of June 30, 2010, we were not in compliance with the 80% hedge limitation for 2011 under the Revolving Credit Facility. We have been granted a waiver in regards to the hedge limitation through March 31, 2011. We were in compliance with all other financial covenants under the Revolving Credit Facility at June 30, 2010, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirements. See Part I, Item 1. “Financial Statements, Note 5 – Long-Term Debt.”

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements. We have no plans to enter into any off- balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item 1. “Financial Statements, Note 2 -Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2009 Form 10-K.

Recent Accounting Developments

For a discussion of recent accounting developments, see Part I, Item I. “Financial Statements, Note 2 – Summary of Significant Policies” of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our natural gas production and our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the six months ended June 30, 2010, a 10% change in the prices received for natural gas production (before hedging activities) would have had an approximate $1.3 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item I. “Financial Statements, Note 7—Derivative Instruments and Hedging Activity” to our consolidated financial statements in this report for additional information regarding our hedging activities.

Interest Rate Risk

At June 30, 2010, we had $8.0 million outstanding under our revolving credit facility. However, we currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under our revolving credit facility, as this risk is minimal.

Foreign Currency Exchange Risk

During 2009, we sold all of our Australian Assets. As a result, all of our future revenues and capital expenditures and substantially all of our expenses will be in US dollars, thus limiting our exposure to foreign currency exchange risk. We settled our accrued Australian tax liability during the second quarter of 2010.

Item 4.	Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In conjunction with its review of our results of operations and hedging in connection with the quarterly review at June 30, 2010, management determined that at March 31, 2010, the commodity derivative premium payable was inappropriately netted with the receivables from commodity derivative contracts resulting in an incorrect marked to market value for commodity derivative assets and understatement of unrealized natural gas hedge gains for the period. As a result of its analysis of this accounting error, management concluded that our previously issued unaudited interim financial statements as of and for the three months ended March 31, 2010 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 should no longer be relied upon and therefore required restatement. Accordingly, on June 29, 2010, we filed a Current Report on Form 8-K and Amendment No. 1 on Form 10-Q/A to the Quarterly Report for the period ended March 31, 2010 to restate the financial statements and related disclosures included therein and otherwise reflect the adjustments described above.

We also performed a re-evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures and, as part of our evaluation, we reviewed the circumstances surrounding the accounting treatment of the matters relating to the restatement. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were not effective in that there was a failure to properly record and report receivables from commodity derivative contracts and unrealized natural gas hedge gains (losses) for the period.

We implemented a number of changes in our internal control structure to address the internal control weakness described above. Our disclosure controls and procedures now include additional analysis of the reported commodity derivative assets and liabilities and additional levels of review. Except as described herein, there were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item I. “Financial Statements, Note 13—Commitments and Contingencies” to our condensed consolidated financial statements in this report.

Item 1A.	Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three months ended June 30, 2010, does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K, except as set forth below. You should carefully consider the factors discussed in our 2009 Form 10-K. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on the Company’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”) to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require the Company to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivative activities, although the application of those provisions to the Company is uncertain at this time. The financial reform legislation may also require the counterparties to the Company’s derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect the Company’s available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters, reduce the Company’s ability to monetize or restructure its existing derivative contracts, and increase the Company’s exposure to less creditworthy counterparties. If the Company reduces its use of derivatives as a result of the legislation and regulations, the Company’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Company’s ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. The Company’s revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on the Company, its financial condition, and its results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed or furnished (as indicated) as part of this Form 10-Q. Where so indicated by a note, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005. Registration No. 333-127498).
3.2	Articles of Amendment and Share Structure attached to and forming part of the Amended and Restated Articles of Incorporation of Gastar Exploration Ltd., dated as of June 30, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 1, 2009. File No. 001-132714).
3.3	Articles of Amendment attached to and forming part of the Amended and Restated Articles of Incorporation of Gastar Exploration Ltd, dated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 24, 2009. File No. 001-132714).
3.4	Amended Bylaws of Gastar Exploration Ltd., dated as of June 3, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 4, 2010. File No. 001-32714).
10.1	Amended and Restated Credit Agreement dated October 28, 2009 by and among Gastar Exploration USA, Inc., the Guarantors party thereto, Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, BMO Capital Markets Corp. as Co-Lead Arranger and Joint Bookrunner, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2009. File No. 001-32714).
10.2	Consent and First Amendment to Amended and Restated Credit Agreement dated November 20, 2009, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto, and Amegy Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 25, 2009. File No. 001-32714).
10.3	Second Amendment to Amended and Restated Credit Agreement dated June 24, 2010, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto and Amegy Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 28, 2010. File No. 001-32714).
31.1†	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date: August 5, 2010	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: August 5, 2010	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005. Registration No. 333-127498).
3.2	Articles of Amendment and Share Structure attached to and forming part of the Amended and Restated Articles of Incorporation of Gastar Exploration Ltd., dated as of June 30, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 1, 2009. File No. 001-132714).
3.3	Articles of Amendment attached to and forming part of the Amended and Restated Articles of Incorporation of Gastar Exploration Ltd, dated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 24, 2009. File No. 001-132714).
3.4	Amended Bylaws of Gastar Exploration Ltd., dated as of June 3, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 4, 2010. File No. 001-32714).
10.1	Amended and Restated Credit Agreement dated October 28, 2009 by and among Gastar Exploration USA, Inc., the Guarantors party thereto, Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, BMO Capital Markets Corp. as Co-Lead Arranger and Joint Bookrunner, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2009. File No. 001-32714).
10.2	Consent and First Amendment to Amended and Restated Credit Agreement dated November 20, 2009, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto, and Amegy Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 25, 2009. File No. 001-32714).
10.3	Second Amendment to Amended and Restated Credit Agreement dated June 24, 2010, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto and Amegy Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 28, 2010. File No. 001-32714).
31.1†	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
††	Furnished herewith.