Form 10-K
period 2011-12-31
GASTAR EXPLORATION LTD; Gastar Exploration USA, Inc.
filed 2012-03-08
CIK 1170154, 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-32714
Commission File Number: 001-35211
GASTAR EXPLORATION LTD.
GASTAR EXPLORATION USA, INC.
(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0570897
Delaware	38-3531640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1331 Lamar Street, Suite 650 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)
(713) 739-1800
(Registrant’s telephone number, including area code)
________________________________
Securities registered pursuant to Section 12(b) of the Act:

Gastar Exploration Ltd. Common Stock, No Par Value	NYSE Amex, LLC
Gastar Exploration USA, Inc. 8.625% Series A Cumulative Preferred Stock	NYSE Amex, LLC
(Title of Class)	(Name of Exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Gastar Exploration Ltd.	Yes	☐	No	☒
Gastar Exploration USA, Inc.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Gastar Exploration Ltd.	Yes	☐	No	☒
Gastar Exploration USA, Inc.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Gastar Exploration Ltd.	Yes	☒	No	☐
Gastar Exploration USA, Inc.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Gastar Exploration Ltd.	Yes	☒	No	☐
Gastar Exploration USA, Inc.	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Gastar Exploration Ltd.	☐
Gastar Exploration USA, Inc.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Gastar Exploration Ltd.	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐

Gastar Exploration USA, Inc.	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Gastar Exploration Ltd.	Yes	☐	No	☒
Gastar Exploration USA, Inc.	Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity of Gastar Exploration Ltd. held by non-affiliates of Gastar Exploration Ltd. as of June 30, 2011 (the last business day of Gastar Exploration Ltd.’s most recently completed second fiscal quarter) was approximately $193.9 million based on the closing price of $3.43 per share on the NYSE Amex, LLC.

All common equity in Gastar Exploration USA, Inc. is held by Gastar Exploration Ltd., an affiliate of Gastar Exploration USA, Inc.
Gastar Exploration USA, Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) and is filing this Form with the reduced disclosure format.

The total number of outstanding common shares, no par value per share, as of March 6, 2012 was:

Gastar Exploration Ltd.	65,823,480 shares of common stock
Gastar Exploration USA,Inc.	750 shares of common stock
_____________________________________
Documents incorporated by reference:
The information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14 thereunder) is incorporated by reference herein from portions of Gastar Exploration Ltd.'s definitive proxy statement relating to its 2012 annual meeting of shareholders to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days of December 31, 2011.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking information that is intended to be covered by the “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included or incorporated by reference in this Form 10-K are forward-looking statements, including without limitation all statements regarding future plans, business objectives, strategies, expected future financial position or performance, expected future operational position or performance, budgets and projected costs, future competitive position or goals and/or projections of management for future operations. In some cases, you can identify a forward-looking statement by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or variations thereon, or other comparable terminology.
The forward-looking statements contained in this report are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	financial position;

•	business strategy and budgets;

•	anticipated capital expenditures;

•	drilling of wells, including the anticipated scheduling and results of such operations;

•	natural gas, oil and NGLs reserves;

•	timing and amount of future production of natural gas, oil, NGLs and condensate;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	prospect development; and

•	property acquisitions and sales.
Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the risks and uncertainties involved, see Item 1A. “Risk Factors” in Part I of this Form 10-K. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	the supply and demand for natural gas, oil and NGLs;

•	low and/or declining prices for natural gas, oil and NGLs;

•	natural gas, oil and NGLs price volatility;

•	worldwide political and economic conditions and conditions in the energy market;

•	our ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;

•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or to fulfill their obligations to us;

•	failure of our joint interest partners to fund any or all of their portion of any capital program;

•	the ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	uncertainties about the estimated quantities of natural gas and oil reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;

•	strength and financial resources of competitors;

•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	availability and cost of processing and transportation;

•	changes or advances in technology;

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part I, Item 1A. “Risk Factors” and elsewhere in this Form 10-K, (ii) our subsequent reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (iii) other announcements we make from time to time.
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
Unless otherwise indicated or required by the context, (i) "Gastar," the "Company," "we," "us," "our" and similar terms refer collectively to Gastar Exploration Ltd. and its subsidiaries, including Gastar Exploration USA, Inc., and predecessors, (ii) "Gastar USA" refers to Gastar Exploration USA, Inc., our first-tier subsidiary and primary operating company, (iii) "Parent" refers solely to Gastar Exploration Ltd., (iv) all dollar amounts appearing in this Form 10-K are stated in United States dollars (“U.S. dollars”) unless otherwise noted and (v) all financial data included in this Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
As of the opening of trading on August 3, 2009, a common share consolidation on the basis of one (1) common share for five (5) common shares (the “1-for-5 Reverse Split”) became effective. All common share and per share amounts reported in this Form 10-K have been reported on a post reverse split basis.

Glossary of Terms

AMI        Area of Mutual Interest, an agreed designated geographic area where joint venturers or other industry partners have a right of participation in acquisitions and operations
Bbl        Barrel of oil, condensate or NGLs
Bbl/d        Barrels of oil, condensate or NGLs per day
Bcf        One billion cubic feet of natural gas
Bcfe        One billion cubic feet of natural gas equivalent
Btu         British thermal unit, typically used in measuring natural gas energy content
CBM        Coal bed methane
FASB        Financial Accounting Standards Board
GAAP        Accounting principles generally accepted in the United States of America
MBbl        One thousand barrels of oil, condensate or NGLs
MBbl/d        One thousand barrels of oil, condensate or NGLs per day
Mcf        One thousand cubic feet of natural gas
Mcf/d        One thousand cubic feet of natural gas per day
MMBtu/d    One million British thermal units per day
MMcf        One million cubic feet of natural gas
MMcf/d        One million cubic feet of natural gas per day
Mcfe        One thousand cubic feet of natural gas equivalent
MMcfe        One million cubic feet of natural gas equivalent
MMcfe/d    One million cubic feet of natural gas equivalent per day
NGLs        Natural gas liquids
psi        Pounds per square inch

v

PART I
Item 1. Business
Overview
We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. We are currently pursuing the development of liquids-rich natural gas in the Marcellus Shale in the Appalachia area of West Virginia and, to a lesser extent, central and southwestern Pennsylvania. We also hold prospective acreage in the deep Bossier play in the Hilltop area of East Texas and conduct limited CBM development activities within the Powder River Basin of Wyoming and Montana.
Gastar Exploration Ltd. is a Canadian corporation, incorporated in Alberta in 1987 and subsisting under the Business Corporations Act (Alberta), with its common shares listed on the NYSE Amex under the symbol "GST." Gastar Exploration Ltd. is a holding company and substantially all of its operations are conducted through, and substantially all of its assets are held by, its primary operating subsidiary, Gastar USA and its wholly-owned subsidiaries. Gastar USA is a Delaware corporation with its 8.625% Series A Cumulative Preferred Stock listed on the NYSE Amex under the symbol "GST.PRA." Our principal office is located at 1331 Lamar Street, Suite 650, Houston, Texas 77010, and our telephone number is (713) 739-1800. Our website address is http://www.gastar.com. Information on our website or about us on any other website is not incorporated by reference into and does not constitute part of this Form 10-K.
Our Strategy
Our strategy is to increase stockholder value by delivering sustainable reserves growth and improved operating results from our existing assets. We recognize that there may be periods, such as the recent declines in natural gas prices, which make it difficult to fully execute this strategy on a short-term basis. We intend to implement our strategy by focusing on:

•	continued exploitation of existing Marcellus Shale assets with a focus on areas that we believe are prospective for natural gas with relatively high NGLs and condensate content;

•	active management of our domestic drilling program; and

•	effective management and utilization of technological expertise.
Continue Exploitation of Existing Marcellus Shale Assets and Focus on Areas with Relatively High NGLs and Condensate Content
Due to lower natural gas prices, we are focusing the majority of our 2012 drilling activity in the liquids-rich area of the Marcellus Shale. Our 2012 capital budget includes plans to drill and complete 20 gross (9.8 net) operated new Marcellus horizontal wells in Marshall County, West Virginia and complete 10 gross (4.5 net) additional operated Marcellus horizontal wells that were drilled and awaiting completion as of December 31, 2011. In addition, during 2011, we increased our acreage position in Marcellus West (as defined below) to approximately 43,400 gross (19,900 net) acres. We believe that the expansion of our acreage position and our drilling activity in the Marcellus Shale during 2011 has provided us with multi-year inventory of drilling opportunities in that area. Our focus continues to be in a prospectively liquids-rich area with subsequent focus on drilling acreage in order to hold the acreage "by production" prior to lease term expirations.

Actively Manage Our Domestic Drilling Program
We believe that operating approximately 87% of our drilling projects for 2012 enables us to control the timing and cost of our drilling budget as well as control operating costs and the marketing of our production. We have assembled an experienced team of operating professionals with the specialized skills needed to plan and execute the drilling and completion of horizontal Marcellus Shale wells.

Manage and Utilize Technological Expertise
We believe that 3-D seismic analysis, micro-seismic data acquisition and interpretation, enhanced natural gas recovery processes, horizontal drilling and other advanced drilling technologies and production techniques are valuable tools that improve drilling results and ultimately enhance production and returns. We believe that utilizing these technologies and production techniques in exploring for, developing and exploiting natural gas and oil properties has helped us reduce drilling risks, lower finding costs and provide for more efficient production of natural gas and oil from our properties.
Natural Gas and Oil Activities
The following provides an overview of our major natural gas and oil projects during 2011. While actively pursuing specific exploration and development activities in each of the following areas, we continue to review other opportunities. There is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Marcellus Shale and Other Appalachia
The Marcellus Shale is a Devonian aged formation that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. At December 31, 2011, our acreage position in the Marcellus Shale was approximately 106,400 gross (76,100 net) acres. We refer to the approximately 43,400 gross (19,900 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 63,000 gross (56,200 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus Shale play.
On September 21, 2010, we entered into a joint venture (the "Atinum Joint Venture") pursuant to a purchase and sale agreement with Atinum Marcellus I, LLC ("Atinum"), an affiliate of Atinum Partners Co. Ltd., a Korean investment firm. Pursuant to the agreement, at the closing of the transaction on November 1, 2010, we assigned to Atinum, for $70.0 million in total consideration, an initial 21.43% interest in all of our existing Marcellus Shale assets in West Virginia and Pennsylvania, consisting of certain undeveloped acreage and a 50% working interest in 16 producing shallow conventional wells and one non-producing vertical Marcellus Shale well (the “Atinum Joint Venture Assets”). Atinum paid us approximately $30.0 million in cash upon closing. Additionally, Atinum is obligated to fund its 50% share of drilling, completion and infrastructure costs, and was obligated to pay an additional $40.0 million of future drilling costs in the form of a drilling carry obligation by funding 75% of our 50% share of those same costs. As of December 31, 2011, Atinum had funded the entire $40.0 million drilling carry. Upon completion of the funding of the drilling carry, we made additional assignments, as necessary, to Atinum resulting in Atinum owning a 50% interest in the Atinum Joint Venture Assets.
The Atinum Joint Venture's initial three-year development program called for the partners to drill a minimum of 12 horizontal wells in 2011, 24 horizontal wells in 2012 and 24 horizontal wells in 2013. Due to recent natural gas price declines, Atinum and Gastar USA have agreed to reduce the 2012 minimum wells to be drilled requirement from 24 wells to 20 wells. As of December 31, 2011, we had drilled and cased 17 gross (7.2 net) operated wells and were in various stages of drilling on five gross (2.5 net) operated wells in Marshall County, West Virginia, under the Atinum Joint Venture. Through June 30, 2011, an initial AMI was established for potential additional acreage acquisitions in Ohio and New York along with the counties in West Virginia and Pennsylvania in which the existing Atinum Joint Venture Assets were located. Subsequent to June 30, 2011, Atinum has the right to participate in any future leasehold acquisitions made by us within Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the existing Atinum Joint Venture. We will act as operator and are obligated to offer any future lease acquisitions to Atinum on a 50/50 basis. Atinum will pay us on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on leasing activities above $20.0 million.
In December 2010, we completed a Marcellus Shale leasehold acquisition for the Marcellus East acreage for an aggregate purchase price of $28.9 million. The acquisition consisted of undeveloped leasehold in the Marcellus Shale concentrated in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia, including a gathering system comprised of 41 miles of four and six inch steel pipeline, a salt water disposal well and five conventional producing wells. Marcellus East was outside the initial AMI with Atinum, and Atinum elected not to acquire a 50% interest as provided under the terms of the Atinum Joint Venture. We believe their decision was due to the timing of the transaction and limited prior operational results within the initial Atinum Joint Venture AMI. We have completed the drilling of the Hickory Ridge 2H horizontal Marcellus well in Marcellus East in Preston County, West Virginia. We completed the 2,500 foot lateral with a ten-stage fracture stimulation in August 2011 and the well has recovered approximately 50% of the fluids used in its completion. Currently, the well is producing approximately 100 Mcf/d. Nearby vertical wells also experienced low gas rates prior to recovering at least 75% of completion fluids. We recently installed a compressor to assist with accelerating the recovery of the completion fluids from the well, and we believe the well will be capable of of producing at economic rates. Due to the current natural gas price environment, we are currently not planning to drill any additional wells on the Marcellus East acreage during 2012, but we are in the process of permitting a 3-D seismic survey over a portion of Marcellus East with a targeted completion date of early 2013.
As of December 31, 2011, our operated well activity in Marshall County, West Virginia was comprised of nine gross (four net) producing wells, eight gross (3.2 net) wells drilled and either fracture stimulated or waiting to be fracture stimulated and five gross (2.5 net) wells in various stages of drilling in progress. The nine operated wells on production were comprised of the Wengerd 1H and 7H wells, the Corley 1H, 2H, 3H and 4H wells and the Simms 1H, 2H and 3H wells. Subsequent to year end 2011, we placed the Hall 1H, 2H and 3H wells on sales resulting in total operated wells currently on sales of 12 gross (5.2 net) wells. Our average working interest in these 12 producing wells is 43.5% and the average well lateral length is approximately 4,900 feet. We are currently in the process of completing the fracture stimulation of the remaining two wells on the five well Hendrickson pad and anticipate having these five wells on sales by early April 2012. Our average working interest in the Hendrickson wells is 40% and the average well lateral length is approximately 4,700 feet.
As of December 31, 2011, we had commenced drilling operations on the Burch Ridge lease, a five horizontal well pad scheduled for production in July 2012 and on the Accettolo lease, a three horizontal well pad scheduled for production in May 2012, in Marshall County, West Virginia. Our average working interest in the Burch Ridge and Accettolo wells is 50% and the average well lateral length for the Burch Ridge and Accettolo wells is targeted to be approximately 5,500 feet and 4,600 feet, respectively.
As of December 31, 2011, we had participated on a non-operated basis in the drilling of seven horizontal Marcellus Shale wells in Butler County, Pennsylvania and an additional four non-operated horizontal Marcellus Shale wells in Marshall County, West Virginia. Three of the seven Butler County wells were turned to production on December 1, 2011 with the remaining four wells scheduled to be completed and on sales in March 2012. Our average working interest in the Butler County wells is 19.2% and the average lateral length of the wells is 3,900 feet. Of the four Marshall County non-operated wells, two of the wells were on production prior to year end and the remaining two wells are scheduled to be placed on production by late first quarter 2012. Our current average working interest in the Marshall County wells is 22.5% and the average well lateral length is approximately 4,200 feet.
For the year ended December 31, 2011, net production from the Marcellus Shale averaged 2.4 MMcfe/d compared to 0.4 MMcfe/d in 2010, which was primarily from the shallower Devonian formation. For the three months ended December 31, 2011, net production from the Marcellus Shale averaged 5.2 MMcfe/d compared to 0.3 MMcfe/d for the three months ended December 31, 2010, which was primarily from the shallower Devonian formation. At December 31, 2011, proved reserves attributable to the Marcellus Shale were approximately 84.0 Bcfe, a significant increase from year-end 2010 reserves of 2.8 Bcfe. As of December 31, 2011, Marcellus Shale proved reserves represented approximately 70% of our total proved reserves. Total Marcellus Shale proved reserves at year-end 2011 were comprised of approximately 33% of oil and NGLs reserves compared to 7% at year-end 2010. Approximately 51% of the Marcellus Shale year-end 2011 reserves are proved developed. The following table provides production and operational information about the Marcellus Shale for the periods indicated:

	For the Years Ended December 31,
Marcellus Shale and Other Appalachia	2011	2010	2009
Production:
Natural gas (MMcf)	672	118	121
Oil (MBbl)	11	2	2
NGLs (MBbl)	21	—	—
Total production (MMcfe)	860	133	135
Natural gas (MMcf/d)	1.8	0.3	0.3
Oil (MBbl/d)	—	—	—
NGL (MBbl/d)	0.1	—	—
Total daily production (MMcfe/d)	2.4	0.4	0.4
Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$3.43	$4.02	$4.02
Natural gas per Mcf, including impact of realized hedging activities	$3.43	$4.02	$4.02
Oil (per Bbl)	$71.37	$71.14	$55.14
NGL (per Bbl)	$52.47	$—	$—
Selected operating expenses (in thousands):
Production taxes	$272	$30	$30
Lease operating expenses	$832	$393	$437
Transportation, treating and gathering	$85	$1	$—
Selected operating expenses per Mcfe:
Production taxes	$0.32	$0.23	$0.23
Lease operating expenses	$0.97	$2.96	$3.25
Transportation, treating and gathering	$0.10	$0.01	$—
Production costs (1)	$1.03	$2.88	$3.15
_______________

(1)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.
For the fiscal year 2012, in Marshall County, West Virginia, we currently anticipate that we will drill and complete 20 gross (9.8 net) operated new horizontal Marcellus Shale wells and we will commence drilling operations on another nine gross (4.2 net) operated horizontal Marcellus Shale wells to be completed during 2013. Additionally, during 2012, we will complete 10 gross (4.5 net) operated horizontal Marcellus Shale wells that were drilled and awaiting completion as of December 31, 2011. Based on this projected activity, and assuming successful completion of wells budgeted for completion in 2012, we anticipate having 39 gross (18.0 net) operated wells on production by year-end 2012.
Hilltop Area, East Texas
At December 31, 2011, we held leases covering approximately 41,100 gross (21,900 net) acres in the Bossier play in the Hilltop area of East Texas in Leon and Robertson Counties. The Bossier play is an unconventional play characterized by Jurassic-age series of sands deposited in an ancient deepwater environment in mini-basins or depositional lows and on the flanks of structures that existed at the time of deposition. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived reserves per well.
During 2011, we completed drilling of the Belin #2, an exploration well testing the deep Bossier formation in a separate fault block near the Belin #1 well. The well reached total depth of 19,650 feet and encountered approximately 130 net feet of pay in the lower Bossier formation within five separate sand intervals. The initial formation zone was fracture stimulated in April 2011 with marginal results. We are currently evaluating completion plans for this well. We have a 67% before payout working interest and an approximate 50% before payout net revenue interest in the Belin #2 well.
We drilled the Belin #3 well in the same fault block as the Belin #2 well. The well reached total depth of 20,100 feet in mid-July 2011 and encountered approximately 60 net feet of pay in the lower Bossier formation within four separate sand intervals. The lower formation zones were fracture stimulated in September and October 2011. The lower zone initial production rate was 1.9 MMcf/d, and the next zone fracture stimulation resulted in an initial production rate of 4.9 MMcf/d. The well is currently averaging approximately 0.8 MMcf/d. We will consider adding the two additional Bossier behind pipe zones at a later date. We have a 67% before payout working interest and an approximate 50% before payout net revenue interest in the Belin #3 well.
We added two recompletion zones in the Wildman #5 during October 2011. Current production from the commingled zones in the well is approximately 2.3 MMcf/d.
In May 2010, we drilled the Wildman 6H, a horizontal well, in the Glen Rose formation and completed it with a single- stage fracture stimulation. The Wildman 6H well was completed using a slotted liner which did not allow for the multi-stage fracture stimulation of the horizontal wellbore where several natural fractures were observed. Recognizing that our original completion approach was not optimal, we decided to further test the Glen Rose formation. Subsequently, we drilled two other wells to test the Glen Rose formation -- another horizontal well, the Wildman 8H, and a vertical well, the Williams #2. The Wildman 8H and Williams #2 were fracture stimulated and completed in late February 2011. While production results were initially encouraging, subsequent oil production has been lower than expected, primarily as a result of excessive water production. We will continue to monitor production for these wells before continuing with horizontal development of the Glen Rose formation.
In January 2011, we attempted to test the Eagle Ford Shale/Woodbine formation with one well in East Texas, the Wildman 7H. The Wildman 7H horizontal well was intended to test the Eagle Ford Shale/Woodbine formation, but due to drilling issues, the well was re-targeted and the horizontal lateral drilled in a slightly deeper transitional limestone zone known as the False Buda. The well was fracture stimulated with a 16-stage completion. Micro-seismic information was gathered during the completion process, and processing and interpretation of that data revealed that our fracture stimulation did not extend upward as anticipated in order to allow extraction from the Eagle Ford Shale/Woodbine formation. We postponed drilling a subsequent Eagle Ford well in 2012 as we monitor increasing offset operator drilling activity in the zone. If we drill an additional Eagle Ford/Woodbine Shale well, we expect the horizontal lateral will be targeted within the portion of the Eagle Ford Shale/Woodbine formation that was originally the target of the Wildman 7H well.

For the year ended December 31, 2011, net production from the Hilltop area averaged 17.3 MMcfe/d compared to 18.6 MMcfe/d for the year ended December 31, 2010. For the three months ended December 31, 2011, net production from the Hilltop area averaged approximately 15.5 MMcfe/d compared to 23.8 MMcfe/d for the three months ended December 31, 2010. At December 31, 2011, proved reserves attributable to the Hilltop area were approximately 34.3 Bcfe, representing approximately 29% of our total proved reserves and of which 100% is proved developed. The following table provides production and operational information about the Hilltop area for the periods indicated:

	For the Years Ended December 31,
Hilltop Area, East Texas	2011	2010	2009
Production:
Natural gas (MMcf)	6,127	6,756	7,959
Oil (MBbl)	30	8	2
NGLs (MBbl)	—
Total production (MMcfe)	6,304	6,803	7,971
Natural gas (MMcf/d)	16.8	18.5	21.8
Oil (MBbl/d)	0.1	—	—
NGL (MBbl/d)	—	—	—
Total daily production (MMcfe/d)	17.3	18.6	21.8
Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$3.17	$3.49	$3.04
Natural gas per Mcf, including impact of realized hedging activities	$4.71	$4.05	$4.57
Oil (per Bbl)	$90.12	$73.10	$53.64
NGL (per Bbl)	$—	$—	$—
Selected operating expenses (in thousands):
Production taxes	$153	$40	$35
Lease operating expenses	$5,863	$4,399	$4,023
Transportation, treating and gathering	$3,962	$4,038	$336
Selected operating expenses per Mcfe:
Production taxes	$0.02	$0.01	$—
Lease operating expenses	$0.93	$0.65	$0.50
Transportation, treating and gathering	$0.63	$0.59	$0.04
Production costs (1)	$1.45	$1.14	$0.42
_______________

(1)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.
Due to the decline in natural gas prices, for fiscal year 2012, we currently plan to participate in the drilling of one gross (0.4 net) non-operated well in East Texas to test shallow oil potential in the Austin Chalk formation.
Powder River Basin, Wyoming and Montana
At December 31, 2011, we owned an average non-operated working interest of approximately 40% in approximately 35,900 gross (15,400 net) acres within the Powder River Basin of Wyoming and Montana. We commenced drilling operations on eight gross (2.8 net) non-operated wells in 2011 to prevent lease termination. These wells are currently suspended awaiting completion operations. Drilling in 2012 is anticipated to continue to be limited due to continued weakness in natural gas prices in the area. As a result of the 2011 decrease in drilling activity and reduced compression, our Powder River Basin production averaged 1.4 MMcfe/d for the year ended December 31, 2011 down from 1.9 MMcfe/d in 2010.
Markets and Customers
The success of our operations is dependent primarily upon prevailing and future prices for natural gas, oil, NGLs and condensate. The markets for natural gas, oil and NGLs have historically been and currently continue to be volatile. Natural gas, oil and NGLs prices are beyond our control.
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
Our oil, NGLs and condensate production in East Texas and the Appalachian Basin is sold under spot sales transactions at market prices. The availability and price responsiveness of the multiple oil and condensate purchasers provides for a highly competitive and liquid market for oil sales.
During December 2010, we, along with Atinum, entered into a gas purchase agreement with SEI Energy, LLC (“SEI”) with respect to our Marshall County, West Virginia production. The initial term of the gas purchase agreement is five years with the option to extend the term of the gas purchase agreement for an additional five year period. Our Marshall County, West Virginia production is dedicated to SEI for the term of the gas purchase agreement. SEI will purchase all hydrocarbon production, including all natural gas, condensate and natural gas liquids. SEI has an agreement to utilize the new Caiman Energy Midstream, LLC ("Caiman") midstream facilities, including its 120.0 MMcf per day Fort Beeler processing plant located in Marshall County, West Virginia for transporting and processing. In order to secure access to the Caiman facilities, we, Atinum and SEI dedicated all hydrocarbons purchased and produced in Marshall County, West Virginia for a term of ten years. During 2011, our operated production and sales in West Virginia were impacted by issues with high line pressures on the Caiman gathering system. Caiman has subsequently corrected the majority of the high line pressure issues and reduced the impact of such on our production and sales in West Virginia.
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
The following table provides information regarding our significant customers and the percentages of natural gas, oil and NGLs revenues, excluding realized hedge impact, which they represented for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
ETC	69%	86%	85%
Enserco Energy, Inc.	6%	9%	13%
Plains Marketing LP	10%	2%	—%
SEI	8%	—%	—%
ETC purchases substantially all of our East Texas natural gas production and Plains Marketing LP (“Plains”) purchases substantially all of our East Texas oil production. SEI purchases the majority of our Appalachian natural gas, oil and NGLs production and Enserco purchases substantially all of our Powder River Basin natural gas production. Management believes that the loss of either ETC, SEI, Plains or Enserco would not have a long-term material adverse impact on our financial position or results of operations, as there are other purchasers operating in the areas.
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
Seasonal Nature of Business
Generally, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or abnormally hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other natural gas and oil operations in certain areas. These seasonal anomalies can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages, increase our costs or delay our operations.
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
U.S. Environmental Regulation
Our natural gas and oil exploration and production operations, and similar operations that we do not operate but in which we own a working interest, are subject to stringent federal, regional, state and local environmental laws and regulations governing environmental protection as well as the discharge of substances into the environment. Environmental laws are implemented principally by the U.S. Environmental Protection Agency (“EPA”), the Department of Transportation, the Department of the Interior and other comparable state agencies. These laws and regulations may require that permits, including drilling permits, be obtained before conducting regulated activities; restrict the types, quantities and concentrations of various substances that can be released into the environment as a result of natural gas and oil drilling, production and processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells and impose liabilities for pollution resulting from such operations; and restrict injection of liquids into subsurface strata that may contaminate groundwater. Governmental authorities have the power to enforce compliance with their laws, regulations and permits, and violations may result in the issuance of injunctions limiting or prohibiting operations as well as administrative, civil and even criminal penalties. The effects of these laws and regulations, as well as the assessment of other laws or regulations that are adopted in the future, could have a material adverse impact on our operations and other operations in which we own an interest.
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
Hazardous Substances and Wastes
The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the Superfund law and analogous state laws impose strict, and, under certain circumstances, joint and several liability without regard to fault or legality of conduct on persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that transported, disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, these "responsible parties" may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although CERCLA currently excludes “petroleum” and “natural gas, natural gas liquids, liquefied natural gas or synthetic gas useable for fuel” from the definition of “hazardous substance,” our operations as well as other operations in which we own an interest generate materials that are subject to regulation as hazardous substances under CERCLA. The scope of financial liability under CERCLA involves inherent uncertainties.
The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state laws regulate the management, treatment, storage and disposal of hazardous and non-hazardous solid wastes. Our operations, and other operations in which we own an interest, generate wastes, including hazardous wastes that are subject to RCRA and comparable state laws. We believe that these operations are currently complying in all material respects with applicable RCRA requirements. Although RCRA currently exempts certain natural gas and oil exploration and production wastes from the definition of hazardous waste, we cannot assure that this exemption will be preserved in the future. For instance, in September 2010, the Natural Resource Defense Council filed a petition for rulemaking with the EPA requesting reconsideration of the continued application of this RCRA exclusion, but, to date, the EPA has not taken any action on the petition. Repeal or modification of this exception or similar exemptions in state law could increase the amount of hazardous waste we are required to manage and dispose of and could cause us to incur increased operating costs, which could have a significant impact on us as well as the natural gas and oil industry in general.
We currently own, lease, own a working interest in, or operate numerous properties that for many years have been used by third parties for the exploration and production of natural gas and oil. Although we utilized operating and disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us or in which we own an interest, or on or under other locations, including off-site locations, where such substances have been taken for disposal or recycling. In addition, many of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators), remediate contaminated property (including groundwater contamination) or perform remedial plugging or pit closure operations to prevent future contamination.
Water Discharges
Our operations and other operations in which we own a working interest are subject to the Clean Water Act, as amended (“CWA”), as well as the Oil Pollution Act, as amended (“OPA”), and analogous state laws. These laws and their implementing regulations impose detailed requirements and strict controls regarding the discharge of pollutants, including spills and leaks of oil and other substances, into federal and state waters, including wetlands. In addition, depending on the location, discharges from or the withdrawal of water for use in our operations may be subject to regulation by regional or local regulatory authorities. Under the CWA and the OPA, any unauthorized release of pollutants from operations could cause us to become subject to the costs of remediating a release, including administrative, civil or criminal fines or penalties in addition to OPA specified damages, such as damages for loss of use and natural resource damages. In addition, in the event that spills or releases of produced water from natural gas and oil production operations were to occur, we would be subject to spill notification and response requirements under the CWA or the equivalent state regulatory program. Depending on the nature and location of these operations, spill response plans may also have to be prepared and implemented.
Our natural gas and oil exploration and production operations, and other operations in which we own an interest, generate produced water as a waste material, which is subject to regulation under the CWA, the Safe Drinking Water Act, as amended (“SDWA”), or an equivalent state regulatory program. Naturally occurring groundwater is also typically produced by coal bed methane ("CBM") production in our operations or in other operations in which we own an interest. This produced water is disposed of by injection into the subsurface through disposal wells permitted under the SDWA or an equivalent state regulatory program, discharge to surface water in compliance with permits issued by regulatory agencies pursuant to the CWA or an equivalent state program, or in evaporation ponds. To date, we believe that the produced water generated by our operations has been discharged or disposed of in substantial compliance with applicable environmental laws. Nonetheless, in connection with CBM production in the Powder River Basin, a concern of many operators in the Powder River Basin is the potential for opposition by individuals or groups to the issuance of a permit for the discharge or disposal of water generated by production activities. Such opposition could result in delays, limitations or denials with respect to environmental or other approvals necessary to develop our acreage in the Powder River Basin, which could adversely affect our financial condition or results of operations.
Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms. Moreover, there have been public concerns expressed about naturally occurring radioactive materials being detected in flow back water resulting from hydraulic fracturing, particularly in the Marcellus Shale area. This concern could result in further regulation in the treatment, storage, handling and discharge of flow back water generated from these activities that, if implemented, could limit drilling or increase the costs of drilling in affected regions. To our knowledge, there have been no material citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.
Air Emissions
The Clean Air Act, as amended (“CAA”), and comparable state laws and regulations govern emissions of various air pollutants through the issuance of permits and the imposition of other requirements. Air emissions from some equipment found at our operations or other operations in which we own an interest, such as gas compressors, are potentially subject to regulations under the CAA or equivalent state and local regulatory programs, although many small air emission sources are expressly exempt from such regulations. To the extent that these air emissions are regulated, they are generally regulated by permits issued by state regulatory agencies. To date, we believe that no unusual difficulties have been encountered in obtaining air permits. However, there is no assurance that in the future, we will not be required to incur capital expenditures in connection with maintaining or obtaining operating permits and approvals addressing air emission-related issues. For instance, in July 2011, the EPA proposed a range of new regulations that would establish new air emission controls for oil and natural gas production and natural gas processing, including, among other things, a new source performance standard for volatile organic compounds that would apply to hydraulically fractured wells, compressors, pneumatic controllers, condensate and crude oil storage tanks, and natural gas processing plants. The EPA is under a court order to finalize these proposed regulations by April 3, 2012.
Our CBM production operations involve the use of gas-fired compressors to produce or transport gas that is produced. Emissions of combustible by-products from compressors at one location may be large enough to subject the compressors to CAA and comparable state air quality regulation requirements for pre-construction and operating permits. To date, we believe that such gas-fired compressors that have been operated by us or at other operations in which we own a working interest have been operated in substantial compliance with obtained permits and the applicable federal, state and local laws and regulations without undue cost to or burden on our business activities. Particulate matter is also emitted as a result of our CBM production operations, generally in connection with construction activities and vehicle traffic but, to date, we do not believe that there has been any substantial difficulty in complying with regulatory or permitting requirements applicable to particulate matter.
Climate Change
In response to findings in December 2009 that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and also trigger construction and operating permit review for GHG emissions from certain stationary sources. The EPA has asserted that the final motor vehicle GHG emission standards triggered Prevention of Significant Deterioration (“PSD”) and Title V permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the PSD and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is anticipated that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. In addition, the EPA adopted rules requiring the monitoring and reporting of GHGs from certain sources, including, among others, onshore and offshore oil and natural gas production facilities, which may include certain of our operations, on an annual basis. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations. In addition, Congress has actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production interests and operations.
Endangered Species Act
The federal Endangered Species Act, as amended (“ESA”), and similar state laws and other regulatory initiatives restrict activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA over the next six years, through the agency's 2017 fiscal year. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs arising from species protection measures or become subject to operating restrictions or bans in the affected areas.
Operations on Federal Lands
Performance of oil and gas exploration and production activities on federal lands, including Indian lands and lands administered by the federal Bureau of Land Management (“BLM”), may be subject to the National Environmental Policy Act, as amended (“NEPA”). NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs, to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. Our current and proposed exploration and production activities upon federal lands require governmental permits that are subject to the requirements of NEPA. We are not planning any drilling operations on BLM leased acreage in 2012. Our future development of any project on BLM leased acreage will be subject to completion of these environmental assessments and any delays in such completion could result in delays in our exploration or production programs. Also, depending on the mitigation strategies recommended in the environmental assessments, we could incur added costs, which could be substantial.
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
Industry Segment and Geographic Information
We operate in one industry segment, which is the exploration, development and production of natural gas and oil. As a result of the sale of our Australian operations in July 2009, our current operational activities are conducted primarily in and our consolidated revenues are primarily generated from markets exclusively in the United States.
Filings of Reserve Estimates with Other Agencies
Previously, we filed with the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”) revised forms related to our oil and natural gas reserves. The forms provided additional information to ensure compliance with Canadian National Instrument 51-101, “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”), as required by the Alberta Securities Commission and the Toronto Stock Exchange. The filings did not affect any of our filings with SEC and were not considered part of our Form 10-K. The Form 51-101F1, “Statement of Reserves Data and Other Oil and Gas Information,” revised Form 51-101F2, “Report of Reserve Data by Independent Qualified Reserves Evaluator”, and revised Form 51-101F3, “Report of Management and Directors on Oil and Gas Disclosure” for the year ended December 31, 2010 were filed during 2011 and can be found for viewing by electronic means on SEDAR at www.sedar.com.
On December 16, 2011, the applicable provincial commissions in Canada issued a decision document which granted us exemptive relief from the disclosure requirements contained in NI 51-101. As a result, we are no longer required to comply with the requirements of NI 51-101 and accordingly, are not required to file Form 51-101F1, “Statement of Reserves Data and Other Oil and Gas Information,” revised Form 51-101F2, “Report of Reserve Data by Independent Qualified Reserves Evaluator,” and revised Form 51-101F3, “Report of Management and Directors on Oil and Gas Disclosure.” In lieu of such filings, we are permitted to provide disclosure with respect to our oil and gas activities in the form permitted by, and in accordance with, the legal requirements of the Securities Act, the Exchange Act and the rules and regulations of the SEC and the NYSE Amex. We are now required to file such disclosure on SEDAR as soon as practicable after such disclosure is filed with the SEC.
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
We maintain insurance at industry customary levels to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of certain prohibited substances into the environment. Such insurance might not cover the complete amount of such a claim and would not cover fines or penalties for a violation of an environmental law nor would it cover a gradual pollution loss. In analyzing our operations and insurance needs, and in recognition that we have a large number of individual well locations with varied geographical distribution, we compared premium costs to the likelihood of material loss of production. Based on this analysis, we have elected, at this time, not to carry loss of production or business interruption insurance for our operations. We carry limited property insurance. Our control of well limits are based upon our assessment of the risk and consideration of the cost of the insurance.
Employees
As of March 5, 2012, we had 42 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, regulatory reporting, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our natural gas and oil. Our employees do not belong to a union or have a collective bargaining organization. Management considers its relationship with its employees to be good.
Corporate Offices
Our corporate office is located at 1331 Lamar Street, Suite 650, Houston, Texas 77010, where we lease 12,823 square feet. Additionally, we rent 6,375 square feet of office space in Clarksburg, West Virginia.
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
None of the information on our website should be considered incorporated into or a part of this Form 10-K.
We also make available free of charge on our internet website at www.gastar.com under the “corporate governance” tab our:

•	Code of Ethics;

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Nominating and Governance Committee Charter:

•	Compensation Committee Charter;

•	Reserves Review Committee Charter; and

•	Whistleblower Procedure.
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
With the exception of the one-time sale of our Australian properties in 2009, we have not been profitable since we started our business. Excluding after tax gains on the sale of assets, we incurred net losses of $1.8 million, $12.5 million and $92.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our capital has been employed in an increasingly expanding natural gas and oil exploration and development program, with our focus on finding significant natural gas and oil reserves and producing from them over the long-term rather than focusing on achieving immediate net income. The uncertainties described in this “Item 1A – Risk Factors” and elsewhere in this Form 10-K may impede our ability to ultimately find, develop and exploit natural gas and oil reserves. Our failure to achieve profitability in the future could materially adversely affect our ability to raise additional capital and continue our exploration and development program.
Natural gas and oil prices are volatile and further declines in natural gas and oil prices would continue to significantly and negatively affect our financial condition and results of operations. Additionally, our results are subject to commodity price fluctuations related to seasonal and market conditions and reservoir and production risks.
The success of our business depends primarily on the market prices of natural gas, oil and NGLs. Natural gas and oil commodity prices are set by broad market forces, which have been and will likely continue to be volatile in the future. For example, market prices for natural gas in the U.S. have declined substantially from 2008 price levels, and the rapid development of shale plays throughout North America has contributed significantly to this trend. Lower prices also may reduce the amount of natural gas or oil that we can produce economically. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas, oil or NGLs, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	The domestic and foreign supply and demand of natural gas, oil and NGLs;

•	Volatile trading patterns in the commodity futures markets;

•	Overall economic conditions and market uncertainty;

•	Weather conditions;

•	The cost of exploring for, developing, producing, transporting and marketing natural gas, oil and NGLs;

•	The proximity to, and capacity of, natural gas pipelines and other transportation facilities;

•	Political conditions in the Middle East and other oil producing regions, such as Venezuela;

•	Domestic and foreign governmental regulations; and

•	The price and availability of competing alternative fuels.
The long-term effect of these and other factors on the prices of natural gas, oil and NGLs are uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

•	Adversely affecting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

•	Reducing the amount of natural gas, oil and NGLs that we can produce economically;

•	Causing us to delay or postpone some of our capital projects;

•	Reducing our revenues, operating income or cash flows;

•	Reducing the amounts of our estimated proved natural gas and oil reserves;

•	Reducing the carrying value of our natural gas and oil properties;

•	Reducing the standardized measure of discounted future net cash flows relating to natural gas and oil reserves; and

•	Limiting our access to sources of capital, such as equity and long-term debt.
Our success is influenced by natural gas prices in the specific areas where we operate, and these prices may be lower than prices at major markets.
Regional natural gas prices may move independent of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional natural gas prices regardless of Henry Hub or other major market pricing. During 2011, approximately 80% of our production was priced based on the Katy Hub basis point, 7% was priced on the Colorado Interstate Gas (“CIG”) basis point and 9% was priced based on the Columbia Gas Appalachia Pool. Continued reduced prices for natural gas may compel us to limit our drilling operations in our Hilltop area to focusing on lease maintenance. CIG natural gas prices are volatile and historically have traded at significantly less than Henry Hub prices, primarily due to limitations in available pipeline capacity for natural gas deliveries out of the Rocky Mountain area. CIG natural gas prices may decline further if supplies of natural gas in the Rocky Mountains increase. Our West Virginia natural gas production is priced using the Columbia Gas Appalachia Pool. At December 31, 2011, the Henry Hub price was $4.12 per MMBtu, compared to our key basis point pricing of $4.07 per MMBtu at the Katy Hub, $3.93 per MMBtu for CIG and $4.20 per MMBtu for the Columbia Gas Appalachia Pool. Low natural gas prices in any or all of the areas where we operate would negatively impact our financial condition and results of operations.
The limited availability or high costs of hydraulic fracturing services in the Marcellus Shale and East Texas areas could adversely affect our ability to execute our exploration and development plans within our budget and on a timely basis.
Our industry is cyclical and, from time to time, there is a shortage of materials, equipment, supplies and services, such as drilling rigs, fracture stimulation services and tubulars, well servicing equipment, gathering systems and transportation pipelines. During these periods, the costs and delivery times of those materials, equipment, supplies and services necessary to execute our drilling program are substantially greater. Shortages of fracturing equipment, water for hydraulic fracturing activities, and crews required for complex horizontal well completions in the Appalachia Marcellus Shale and East Texas deep Bossier and other zones could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not included in our capital budget. Delays could also have an adverse effect on our results of operations, including the timing of the initiation of production from new wells. See “—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.” for a discussion of legislative and regulatory initiatives that could significantly restrict hydraulic fracturing and therefore make it more difficult or costly for us to perform hydraulic fracturing.
Hedging of our production may result in losses or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil.
We have entered into New York Mercantile Exchange (“NYMEX”) futures contracts as hedges on approximately 8.0 Bcf of natural gas production in 2012 and 4.7 Bcf in 2013 as of December 31, 2011. Although these hedges may partially protect us from declines in natural gas prices, the use of these arrangements also may limit our ability to benefit from significant increases in the prices of natural gas.

Our development operations will require substantial capital expenditures.
The natural gas and oil industry is capital intensive. We make and expect to continue to make substantial growth capital expenditures in our business for the development, production and acquisition of natural gas and oil reserves. These expenditures will reduce the amount of cash available for distribution to our preferred stockholders. Our capital budget for 2012 totals $134.2 million, which we expect to fund these capital expenditures using cash generated from our operations, additional borrowings under our Revolving Credit Facility or the issuance of Series A Preferred Stock by Gastar USA, or some combination thereof.
Our cash flows from operations and access to capital are subject to a number of variables, including:

•	Our estimated proved natural gas and oil reserves;

•	The amount of natural gas, oil and NGLs that we produce from existing wells;

•	The prices at which we sell our production;

•	The costs of developing and producing our natural gas and oil production;

•	Our ability to acquire, locate and produce new reserves;

•	The ability and willingness of banks to lend to us; and

•	Our ability to access the capital markets.
If the borrowing base under our credit facility or our revenues decrease as a result of lower natural gas or oil prices, operating difficulties, declines in estimated reserves or production or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed to fund our growth capital expenditures, our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.
Our failure to obtain the funds for necessary future growth capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our preferred stockholders. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our preferred stockholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional preferred equity will increase the aggregate amount of cash required to make distributions to preferred stockholders.
Approximately 50% of our proved reserves are classified as proved developed non-producing or proved undeveloped and may ultimately prove to be less than estimated.
At December 31, 2011, approximately 50% of our total proved reserves were classified as proved developed non-producing or proved undeveloped. It will take substantial capital to recomplete or drill our non-producing and undeveloped locations. Our estimate of proved reserves at December 31, 2011 assumes that we will spend significant development capital expenditures to develop these reserves, including an estimated $44.3 million and $6.1 million in 2012 and 2013, respectively. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and the results of operations.

Approximately 79% of our natural gas, oil and NGLs revenues before impact of realized hedges and 29% of our total proved reserves as of and for the year ended December 31, 2011 were attributable to our properties in East Texas. Any disruption in production, development of proved reserves, or our ability to process and sell natural gas from this area would have a material adverse effect on our results of operations or reduce future revenues.
Our current production is geographically concentrated in East Texas. Production of the natural gas in East Texas could unexpectedly be disrupted or curtailed due to reservoir or mechanical problems. Our natural gas produced from this area contains levels of carbon dioxide and hydrogen sulfide that are above levels accepted by gas purchasers. This production must be treated by the purchaser. A majority of our East Texas production is processed by the purchaser. If the purchaser’s facilities ceased to operate, were destroyed or otherwise needed replacement, it could require 60 to 90 days to replace or repair these facilities. A 60 to 90 day curtailment of our total East Texas production could reduce current revenues by an estimated $2.5 million to $3.9 million, before the impact of hedges, with a corresponding reduction in our cash flow. Moreover, an unexpected delay in developing proved reserves in this area due to capital constraints or changes in development plan could reduce future revenues.
There are a limited number of natural gas purchasers and transporters in the Hilltop area of East Texas. The loss of our current purchaser and transporter and an inability to locate another purchaser and transporter would have a material adverse effect on our financial condition and results of operations.
There are a limited number of natural gas transporters in the Hilltop area in East Texas. For the year ended December 31, 2011, ETC accounted for substantially all of our revenues from this area. If ETC were to cease purchasing and transporting our natural gas and we were unable to contract with another transporter, it would have a material adverse effect on our financial condition, future cash flows and the results of operations.
There are a limited number of natural gas purchasers and transporters in the Marcellus Shale in the Appalachia area of West Virginia and central and southwestern Pennsylvania. The loss of our current purchaser and transporter and an inability to locate another purchaser and transporter would have a material adverse effect on our financial condition and results of operations.
There are a limited number of natural gas purchasers and transporters in the Marcellus Shale in the Appalachia area of West Virginia and central and southwestern Pennsylvania. For the year ended December 31, 2011, SEI accounted for substantially all of our revenues from this area. If SEI were to cease purchasing and Caiman were to cease transporting our natural gas and we were unable to contract with another purchaser and/or transporter, it would have a material adverse effect on our financial condition, future cash flows and the results of operations.
Our ability to market our natural gas, oil and NGLs may be impaired by capacity constraints and availability of the gathering systems and pipelines that transport our natural gas and oil.
The availability of a ready market for our natural gas, oil and NGLs production, particularly in the Appalachian area, depends on the proximity of our reserves to and the capacity of natural gas gathering systems, pipelines and trucking or terminal facilities. We do not own or operate any natural gas lines or distribution facilities and rely on third parties to construct additional interstate pipelines to increase our ability to bring our production to market. We enter into agreements with companies that own pipelines used to transport natural gas from the wellhead to contract destination. Those pipelines are limited in size and volume of natural gas flow.
There are a limited number of natural gas purchasers and transporters in the Marcellus Shale in the Appalachia area of West Virginia and central and southwestern Pennsylvania and in the Hilltop area in East Texas. For the year ended December 31, 2011, SEI accounted for substantially all of our revenues from the Marcellus Shale and ETC accounted for substantially all of our revenues from the Hilltop area in East Texas. If SEI were to cease purchasing and Caiman were to cease transporting our natural gas in the Marcellus Shale and if ETC were to cease purchasing and transporting our natural gas in the Hilltop area of East Texas and we were unable to contract with another purchaser and/or transporter, it would have a material adverse effect on our financial condition, future cash flows and the results of operations.
Delays in the commencement of operations of new pipelines, the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise could have an adverse impact on our results of operations and financial condition. Our Marcellus Shale production continues to be impacted by issues with high line pressures on the third-party operated gathering system. The operator of the gathering system anticipates having the line pressure issues alleviated by April 2012, but if they cannot be alleviated there may be further delays or curtailments in bringing our production to market. In West Virginia and southwestern Pennsylvania, key issues to development include limited pipeline infrastructure and access, water access and disposal issues to support operations and limited industry services. All of these factors could have an adverse effect on our ability to effectively conduct exploration and development activities.
Further, interstate transportation and distribution of natural gas is regulated by the federal government through the FERC. FERC sets rules and carries out administratively the oversight of interstate markets for natural gas and other energy policy. Additionally, state regulators have powers over sale, supply and delivery of natural gas and oil within their state borders. While we employ certain companies to represent our interests before state regulatory agencies, our interests may not receive favorable rulings from any state agency, or some future occurrence may drastically alter our ability to enter into contracts or deliver natural gas to the market.

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
Our future success will largely depend on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to:

•	Unexpected drilling conditions;

•	Blowouts, fires or explosions with resultant injury, death or environmental damage;

•	Pressure or irregularities in formations;

•	Environmental hazards, such as natural gas and oil leaks, pipeline or tank ruptures, and discharges of toxic gases or well fluids;

•	Uncontrollable flows of natural gas, oil, brine water or drilling fluids;

•	Equipment failures or accidents;

•	Adverse weather conditions;

•	Compliance with governmental requirements and laws, present and future; and

•	Shortages or delays in the availability of drilling rigs and the delivery of equipment or obtaining water for hydraulic fracturing operations.
We use available seismic data to assist in the location of potential drilling sites. Even when properly used and interpreted, 2-D and 3-D seismic data and other visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. Poor results from our drilling activities would have a material adverse effect on our financial condition, future cash flows and results of operations. In addition, using seismic data and other advanced technologies involves substantial upfront costs and is more expensive than traditional drilling strategies, and we could incur losses as a result of these expenditures.
Reserve estimates depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates, which may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves.
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
You should not consider the present values of estimated future net cash flows referred to in this Form 10-K to be the current market value of the estimated reserves attributable to our properties. For 2011, 2010 and 2009, the estimated discounted future net cash flows from proved reserves are based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made, and for 2008, the estimated discounted future net cash flows from proved reserves are based on the December 31, 2008 spot price and costs in effect when the estimate was made. Current or actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

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
In this Form 10-K, the net present value of estimated future net revenues at December 31, 2011 is calculated using the 12-month unweighted arithmetic average of the first-day-of-the-month price and a 10% discount rate. This price and rate are not necessarily the most appropriate price or discount factor based on prices and interest rates in effect from time to time and risks associated with our reserves or the natural gas and oil industry in general.
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
Our inability to meet a financial covenant contained in the Revolving Credit Facility may adversely affect our liquidity, financial condition or results of operations.
We are subject to certain financial covenants which we are required to maintain under the Revolving Credit Facility (as defined herein) related to our working capital, cash flow and interest coverage ratio. If we breach a financial covenant and we are unable to cure such violation or obtain waivers from our lenders under the Revolving Credit Facility within the applicable cure periods, such violation will constitute an event of default under the Revolving Credit Facility, and our lenders could terminate any commitments they have to make available further funds, accelerate the due dates for the payments of all outstanding indebtedness and exercise their remedies as a secured creditor with respect to the collateral securing the Revolving Credit Facility, which is substantially all of our natural gas and oil properties.
If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.
We use hedges to mitigate our natural gas price risk with counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. We cannot provide assurance that our counterparties will honor their obligations now or in the future. A counterparty’s insolvency or inability or unwillingness to make payments required under terms of derivative instruments with us could have a material adverse effect on our financial condition and results of operations. At the date of filing of this Form 10-K, our only counterparties were BP Corporation North America Inc. and Bank of Montreal.
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
Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers and others to perform the field work in examining records in the appropriate governmental or county clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to drilling an exploration well, the operator of the well will typically obtain a preliminary title review of the drillsite lease or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. It does happen, from time-to-time, that the examination made by the operator’s title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect, which could affect our financial condition and results of operations. We currently are involved in a title litigation matter in East Texas. See Note 15, “Commitments and Contingencies – Litigation,” to our consolidated financial statements included in this Form 10-K.
We are subject to stringent and complex laws and regulations, which may expose us to significant costs and liabilities and adversely affect the cost, manner or feasibility of conducting our business.
Our natural gas and oil exploration and production interest and operations are subject to stringent and complex federal, state, provincial and local laws and regulations relating to the operation and maintenance of our facilities, including laws regulating removal of natural resources from the ground, the discharge of materials into the environment and otherwise relating to environmental protection. Natural gas and oil operations are also subject to federal, state, provincial and local laws and regulations which seek to maintain occupational health and safety standards by regulating the design and use of drilling methods and equipment.
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
Failure to comply with these laws and regulations applicable to our interests and operations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations and the issuance of orders enjoining or limiting some or all of our operations, any of which could have a material adverse effect on our financial condition. Legal requirements are sometimes unclear or subject to reinterpretation and may be amended in response to economic or political conditions. As a result, it is hard to predict the ultimate future cost of compliance with these requirements or their effect on our interests and operations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations may have a material adverse effect on our financial condition, future cash flows and the results of operations.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of natural gas and oil wells.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and gas commissions, but the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel under the SDWA’s Underground Injection Control Program, and has begun the process of drafting guidance documents on regulating requirements for companies that plan to conduct hydraulic fracturing using diesel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. In the event that If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the U.S. House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. In addition, the U.S. Department of Energy and the U.S. Government Accountability Office are studying different aspects of how hydraulic fracturing might adversely affect the environment, and the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or under newly established legislation.
We could incur significant costs and liabilities in responding to contamination that occurs as a result of our operations.
There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations, and due to historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to strict, joint and several liabilities for the removal or remediation of previously released materials or property contamination. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, or waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition.

The process of drilling for and producing natural gas and oil involves many operating risks that can cause substantial losses, and we may not have enough insurance to cover these risks adequately.
The natural gas and oil business involves many operating hazards, such as:

•	Well blowouts, fires and explosions;

•	Surface craterings and casing collapses;

•	Road collapses;

•	Uncontrollable flows of natural gas, oil, brine, water or well fluids;

•	Pipe and cement failures;

•	Formations with abnormal pressures;

•	Stuck drilling and service tools;

•	Pipeline or tank ruptures or spills;

•	Natural disasters; and

•	Environmental hazards, such as natural gas and oil leaks and discharge of toxic gases or well fluids.
Any of these events could cause substantial losses to us as a result of:

•	Injury or death;

•	Damage to and destruction of property, natural resources and equipment;

•	Damage to natural resources due to underground migration of hydraulic fracturing fluids;

•	Pollution and other environmental damage, including spillage or mishandling of recovered hydraulic fracturing fluids;

•	Regulatory investigations and penalties;

•	Suspension of operations; and

•	Repair and remediation costs.
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
President Obama’s budget proposal for the fiscal year 2012 recommended the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities, and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for, or development of, oil or gas within the United States.
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
Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas we produce.
In response to findings made by the EPA in December 2009 that emissions of GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and also that require certain construction and operating permit reviews for GHG emissions from certain stationary sources. The EPA rules addressing the permitting of GHG emissions from stationary sources under the Clean Air Act Prevention of Significant Deterioration ("PSD") construction and Title V operating permit programs have tailored the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In addition, the EPA adopted rules requiring the monitoring and reporting of GHGs from certain sources, including, among others, onshore and offshore oil and natural gas production facilities. Also, Congress has, from time to time, considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.
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

Other companies operate some of the properties in which we have an interest. As a result, we have a limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could have a material adverse effect on the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

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
The shallow coal from which we produce CBM in the Powder River Basin typically have a two to six year reserve life and have lower total reserves and produce at lower rates than most conventional natural gas wells. We depend on drilling a large number of wells each year to replace production and reserves in the Powder River Basin and to distribute operational expenses over a larger number of wells. A decline in natural gas prices could make certain wells uneconomical because production rates are lower on an individual well basis and may be insufficient to cover operational costs. The extended decline in gas prices through 2009 combined with the revised pricing methodology under the new SEC rules, described in more detail above, had a negative impact on our reserves in the Powder River Basin. As of December 31, 2011, we did not recognize any proved undeveloped reserves in the Powder River Basin, and we only recognized minimal proved undeveloped reserves as of December 31, 2010. Our proved developed reserves in the Power River Basin had only nominal value at such dates.

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
Our operations are affected by local, national and international economic conditions and the condition of the natural gas and oil industry. The United States and other world economies are slowly recovering from a recession, which began in 2008 and has extended into 2012. Although growth has resumed, it is modest and certain economic data indicates the United States and worldwide economies may require some time to recover. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate will result in decreased demand growth for our natural gas production and crude oil, as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.
Continued market deterioration could also jeopardize the performance of certain counterparty obligations, including those of our insurers, customers and financial institutions. Although we assess the creditworthiness of our counterparties, prolonged business decline or disruptions as a result of economic slow-down or lower commodity prices could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In the event any such party fails to perform, our financial results could be adversely affected and we could incur losses and our liquidity could be negatively impacted.
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
Unlike most corporations formed in the U.S., our Amended and Restated Articles of Incorporation chartered under the laws of the Province of Alberta, Canada permit the board of directors to issue an unlimited number of new common shares without shareholder approval, subject only to the rules of the NYSE Amex LLC or any future exchange on which our common shares might trade. The issuance of a large number of common shares could be effected by our directors to thwart a takeover attempt or offer for us by a third party, which could result in the common shares being valued less in the market. The issuance or the threat of issuance of a large number of common shares at prices that are dilutive to the outstanding common shares could also result in the common shares being valued less in the market.
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
We do not anticipate paying any dividends on our common shares in the foreseeable future. We currently intend to retain any future earnings to finance the expansion of our business. In addition, the Revolving Credit Facility contains covenants that prohibit us from paying cash dividends as long as such debt remains outstanding. The payment of future dividends, if any, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. Accordingly, shareholders must look solely to appreciation of our common shares to realize a gain on their investment, which may not occur.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties consist primarily of natural gas and oil leases in the following areas:

•	Marcellus Shale in West Virginia and central and southwestern Pennsylvania;

•	Hilltop area of East Texas; and

•	Powder River Basin in Wyoming and Montana.
Additional information concerning our interests and related natural gas and oil activities in these areas is described under “Item 1 – Business” of this Form 10-K.

Production, Prices and Operating Expenses
The following table presents information regarding production volumes, average sales prices received and selected data per Mcfe associated with our sales of natural gas, oil and NGLs for the periods indicated. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGLs is the energy equivalent of six Mcf of natural gas.

	For the Years Ended December 31,
	2011	2010	2009
Production:
Natural gas (MMcf)	7,318	7,593	9,266
Oil (MBbl)	40	10	4
NGLs (MBbl)	21	—	—
Total production (MMcfe)	7,684	7,654	9,291
Natural gas (MMcf/d)	20.0	20.8	25.4
Oil (MBbl/d)	0.1	—	—
NGLs (MBbl/d)	0.1	—	—
Total daily production (MMcfe/d)	21.1	21.0	25.5
Average sales price before hedging activity:
Natural gas (per Mcf)	$3.21	$3.51	$3.06
Oil (per Bbl)	$85.11	$72.63	$54.46
NGLs (per Bbl)	$52.47	$—	$—
Average sales price after realized hedging activity:
Natural gas (per Mcf)	$4.56	$4.06	$4.36
Selected operating expenses (in thousands):
Production taxes	$620	$370	$439
Lease operating expenses	8,630	6,679	6,572
Transportation, treating and gathering	4,501	4,654	1,547
Depreciation, depletion and amortization	15,216	9,306	16,484
General and administrative expense	11,365	14,638	15,649
Selected operating expenses per Mcfe:
Production taxes	$0.08	$0.05	$0.05
Lease operating expenses	$1.12	$0.87	$0.71
Transportation, treating and gathering	$0.59	$0.61	$0.17
Depreciation, depletion and amortization	$1.98	$1.22	$1.77
General and administrative expense	$1.48	$1.91	$1.68
Production costs (1)	$1.62	$1.39	$0.76
 _______________

(1)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.
Drilling Activity
The following table shows our drilling activity for the periods indicated. In the table, “gross” refers to wells in which we have a working interest, and “net” refers to gross wells multiplied by our working interest in such wells.

	For the Years Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	20.0	11.9	2.0	2.0	9.0	8.6
Non-productive	—	—	—	—	—	—
Total	20.0	11.9	2.0	2.0	9.0	8.6
Development wells:
Productive	5.0	1.7	3.0	2.2	2.0	1.2
Non-productive	—	—	—	—	—	—
Total	5.0	1.7	3.0	2.2	2.0	1.2
On December 31, 2011, we had a total of 10 gross (4.5 net) operated wells and six gross (1.2 net) non-operated wells in the process of being drilled or awaiting fracture stimulation in the Marcellus Shale, one gross (0.4 net) non-operated well being drilled in the Hilltop area of East Texas and eight gross (2.8 net) non-operated wells being drilled in Wyoming.
Exploration and Development Acreage
The following table sets forth our ownership interest in undeveloped and developed acreage in the areas indicated where we own a working interest as of December 31, 2011. The term "gross" represents the total number of acres in which we own a working interest. The term "net" represents our proportionate working interest resulting from our ownership in gross acres.

	Undeveloped Acreage		Developed Acreage
	Gross	Net	Gross	Net
Marcellus Shale area, West Virginia and Pennsylvania (1)
Marcellus West	39,281	18,047	4,138	1,901
Marcellus East	59,461	53,021	3,498	3,155
Total Marcellus Shale area	98,742	71,068	7,636	5,056
Hilltop area, East Texas	30,843	15,283	10,305	6,585
Powder River Basin, Wyoming and Montana	17,348	7,719	18,615	7,737
Total	146,933	94,070	36,556	19,378
 _______________

(1)	We believe that substantially all of our Marcellus Shale acreage is prospective. The Marcellus West acreage reflects that Atinum has earned their full joint venture interest.
Undeveloped Acreage Expirations
The table below summarizes by year our undeveloped acreage scheduled to expire.

As of December 31,	Gross Acres	Net Acres	% of Total Undeveloped
			Gross Acres	Net Acres
2012	20,472	10,245	14%	11%
2013	39,444	22,421	27%	24%
2014	15,559	12,567	11%	13%
2015	17,078	11,959	12%	13%
2016 and thereafter	21,577	17,361	15%	18%
We have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three to five years. As is customary in the natural gas and oil industry, we can retain our interest in undeveloped acreage by commencing drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the primary term of such leases. Of the 10,245 net acres expiring in 2012, we are currently focusing on the expiring acreage in East Texas and Marcellus West, where approximately 7,031 acres and 1,478 acres, respectively, are scheduled to expire in 2012. We have already extended or are in the process of extending approximately 2,500 acres in East Texas. In Marcellus West, we anticipate drilling on the majority of the acreage before it expires. Our current plans in Marcellus East are to let approximately 1,623 acres scheduled for expiration in 2012 to expire. In the Powder River Basin area, 113 net acres are expiring in 2012. During 2010, we drilled 16 wells in shallower Devonian formations in the Appalachia area. These wells allow us to retain, for the life of production of our interest, certain undeveloped acreage above the Marcellus Shale for possible deeper drilling in the future. We do not expect to lose significant lease acreage in the Marcellus Shale as a result of our failure to drill or our reduction in drilling activities due to declines in natural gas prices. Based on our evaluation of current prospective economics, in 2012 we may try to renew expiring leases and, if not successful, the acreage will expire in East Texas. We may also allow additional acreage to expire in the future.
Productive Wells
The following table sets forth our working interest ownership in productive wells in the areas indicated as of December 31, 2011. The term "gross" represents the total number of wells in which we own a working interest. The term "net" represents our proportionate working interest resulting from our ownership in gross wells. Productive wells are wells that are currently capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well.

	Productive Wells
	Natural Gas		Oil		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Appalachia, West Virginia and Pennsylvania	51.0	31.3	—	—	51.0	31.3
Hilltop area, East Texas	27.0	18.7	5.0	5.0	32.0	23.7
Powder River Basin, Wyoming and Montana	471.0	207.8	—	—	471.0	207.8
Total	549.0	257.8	5.0	5.0	554.0	262.8
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
Third Party Review of Reserves Estimates
For the years ended December 31, 2011 and 2010, reserves estimates for the Hilltop Area of East Texas and the Powder River Basin of Wyoming and Montana shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. Additionally, NSAI evaluated the reserves estimates for the Marcellus Shale for the year ended December 31, 2010. NSAI was founded in 1961 and performs consulting petroleum engineering services. A copy of NSAI’s summary reserve report is included as Exhibit 99.1 to this Form 10-K. For the year ended December 31, 2011, reserves estimates for the Marcellus Shale shown herein have been independently evaluated by Wright & Company, Inc. ("Wright"), a national firm providing petroleum property analysis for industry and financial organizations with extensive experience in the Marcellus Shale. Wright was founded in 1988 and performs consulting petroleum engineering services. A copy of Wright's summary reserve report is included as Exhibit 99.2 to this Form 10-K.
Within NSAI, the technical persons primarily responsible for preparing the reserves estimates set forth in the NSAI reserve report incorporated herein are Mr. Dan Paul Smith and Mr. William (Bill) J. Knights. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. He is a Registered Professional Engineer in the State of Texas and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Knights has been practicing consulting petroleum geology at NSAI since 1991. He is a Certified Petroleum Geologist and Geophysicist in the State of Texas and has over 30 years of practical experience in petroleum geosciences, with over 20 years experience in the estimation and evaluation of reserves. He graduated from Texas Christian University in 1981 with a Bachelor of Science Degree in Geology and in 1984 with a Master of Science Degree in Geology. Both technical principals meet or exceed the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
Within Wright, the technical person primarily responsible for preparing the reserves estimates set forth in the Wright reserve report incorporated herein is Mr. D. Randall Wright. Mr. Wright has been practicing consulting petroleum engineering at Wright since 1988, the year in which he founded the company. He is a Registered Professional Engineer in the State of Texas and has over 38 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He has a Master of Science degree in Mechanical Engineering from Tennessee Technological University. The technical principal meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
Qualifications of Technical Persons and Internal Controls Over Reserves Estimates
The preparation of our reserve estimates are completed in accordance with our prescribed internal control procedures and are subject to management review. We maintain an internal technical team consisting of our Senior Reservoir Engineer and several geoscience professionals, who work closely with NSAI and Wright to ensure the integrity, accuracy and timeliness of data furnished to NSAI and Wright in their reserve review and estimation process. Throughout the year, our internal technical team meets regularly with representatives of NSAI and Wright to review properties and discuss methods and assumptions used in NSAI and Wright’s preparation of the year-end reserves estimates. We provide historical information to NSAI and Wright for our largest producing properties, including with respect to ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. NSAI and Wright perform independent analysis, and differences are reviewed with our senior management. In some cases, additional meetings are held to review additional reserve work performed by our technical team related to any identified reserve differences. Historical variances between our internal reserves estimates and NSAI and Wright's estimates have been less than 5%. In addition, our Board of Directors has a reserves review committee, which is chaired by an independent director. The reserves review committee meets at least once a year and is specifically designated to review the year-end reserves reporting and the reserves estimation process, while our senior management reviews and approves any internally estimated significant changes to our proved reserves on a quarterly basis. The year-end NSAI and Wright reserve reports are reviewed by the reserves review committee, together with representatives of NSAI, Wright and our internal team.
Since 2006, all of our reserve estimates have been reviewed and approved by our Senior Reservoir Engineer, who reports directly to our Chief Financial Officer. Our Senior Reservoir Engineer attended Texas A&M University and graduated in 1978 with a Bachelor of Science degree in Reservoir Engineering and has been involved in evaluations and the estimation of reserves and resources for over 29 years. During the year, our technical team may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operational conditions.
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

Estimated Proved Reserves
Our proved reserves information as of December 31, 2011 included in this Form 10-K was estimated by NSAI and Wright using standard engineering and geosciences procedures and methods used in the petroleum industry. The technical personnel responsible for preparing the reserve estimates at NSAI and Wright meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.
In accordance with SEC regulations, estimates of our proved reserves and future net revenues as of December 31, 2011 were made using benchmark prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for natural gas and oil (“SEC pricing”). Key natural gas prices utilized were the Henry Hub price of $4.12 per MMBtu, the Katy Hub price of $4.07 per MMBtu and the CIG price of $3.93 per MMBtu. NSAI utilized a West Texas Intermediate ("WTI") posted oil price of $92.71 per barrel, and Wright utilized a WTI spot oil price of $96.19 per barrel. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees and regional price differentials. Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated significantly in recent years. All of our proved reserves are located onshore within the United States.
The following table summarizes our estimated proved reserves as of December 31, 2011:

	Total Proved Reserves
	Producing	Non-producing	Undeveloped	Total
Natural gas (MMcf)	49,397	15,664	26,591	91,652
NGLs (MBbls)	1,075	264	1,418	2,757
Oil (MBbls)	729	175	1,017	1,921
Total proved reserves (MMcfe)	60,219	18,300	41,197	119,716
PV-10 (in thousands) (1)	$118,270	$31,576	$67,271	$217,117
________________

(1)
PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves. PV-10 is a non-U.S. GAAP financial measure because it excludes the effects of income taxes. We believe that PV-10 is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may use the measure as a basis for comparison of the relative size and value of our reserves to other companies. PV-10 should not be considered as an alternative to standardized measure of discounted future net cash flows as defined under U.S. GAAP. We presently have approximately $134.3 million of net operating loss carryforwards, $50.6 million of foreign tax credit carryforwards and $193.6 million of remaining property tax basis for Federal income tax purposes. Based on these carryforwards and current and future property tax basis, future income taxes discounted at 10% total $4.3 million, resulting in a standardized measure of discounted future net cash flows as of December 31, 2011 of $212.8 million.

Pricing Assumptions
In accordance with the SEC pricing guidelines, our December 31, 2011 report of estimated proved reserves and future net revenues were made using the 12-month unweighted arithmetic average of the first-day-of-the-month prices. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve report but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees and regional price differentials.

The following table summarizes our proved reserves by geographic area as of December 31, 2011:
SEC Pricing Case Proved Reserves (1)

	Natural Gas (MMcf)	NGLs (MBbls)	Oil (MBbls)	MMcfe	% Proved Developed	PV-10 (2) (in thousands)
Hilltop area, East Texas	34,212	—	7	34,252	100%	$42,486
Appalachia, West Virginia and Pennsylvania	56,010	2,757	1,914	84,034	51%	174,340
Powder River Basin, Wyoming and Montana	1,395	—	—	1,395	100%	216
Other	35	—	—	35	100%	75
Total	91,652	2,757	1,921	119,716	66%	$217,117
________________

(1)
Key natural gas prices utilized were the Henry Hub price of $4.12 per MMBtu, the Katy Hub price of $4.07 per MMBtu and the CIG price of $3.93 per MMBtu. NSAI utilized a WTI posting oil price of $92.71 per barrel and Wright utilized a WTI spot oil price of $96.19 per barrel.

(2)
PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves. PV-10 is a non-U.S. GAAP financial measure because it excludes the effects of income taxes. We believe that PV-10 is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may use the measure as a basis for comparison of the relative size and value of our reserves to other companies. PV-10 should not be considered as an alternative to standardized measure of discounted future net cash flows as defined under U.S. GAAP. We presently have approximately $134.3 million of net operating loss carryforwards, $50.6 million of foreign tax credit carryforwards and $193.6 million of remaining property tax basis for Federal income tax purposes. Based on these carryforwards and current and future property tax basis, future income taxes discounted at 10% total $4.3 million, resulting in a standardized measure of discounted future net cash flows as of December 31, 2011 of $212.8 million.

Proved Undeveloped Reserves (“PUDs”)
As of December 31, 2011, our PUDs totaled 41.2 Bcfe, representing a 390% increase from our PUDs as of December 31, 2010. All of our PUDs at year-end 2011 were associated with the Marcellus Shale. The December 31, 2011 PUDs consisted of 19 gross (7.5 net) Marcellus horizontal wells in Appalachia. The increase in PUD well locations in 2011 is due to the successful Marcellus Shale drilling program in 2011. During 2011, we did not convert any PUD reserves to proved developed reserves. The following table summarizes our PUD activity during the year ended December 31, 2011:

	Natural Gas (MMcf)	NGLs (MBbls)	Oil (MBbls)	MMcfe
PUDs as of December 31, 2010	8,320	—	17	8,420
Extensions and discoveries, less related costs	26,157	1,418	1,000	40,663
Revisions of previous estimates (1)	(7,885)	—	—	(7,885)
PUDs as of December 31, 2011	26,592	1,418	1,017	41,198
________________

(1)
The downward revision of previous estimates of natural gas is attributable to the decision to forgo the recording of an East Texas PUD location due to low natural gas prices which would have resulted in drilling beyond the five year maximum period from the date initially recorded as a PUD.

Estimated future development costs relating to the development of 2011 year-end PUDs is $43.9 million of which 2012 and 2013 expenditures are $40.8 million and $2.5 million, respectively. Under current SEC requirements, PUD reserves may only be booked if they related to wells scheduled to be drilled within five years of the original date of booking unless specific circumstances justify a longer time. All of our PUDs at December 31, 2011 are scheduled to be drilled by 2013, which is within five years from the date initially recorded as PUD reserves. We may be required to remove our PUDs if we do not drill those reserves within the required five year time frame.

Item 3. Legal Proceedings
Information about our legal proceedings is set forth in Note 15, “Commitments and Contingencies – Litigation” to our consolidated financial statements, which begin on page F-1 of this Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE Amex LLC under the symbol “GST,” and until July 6, 2009 on the Toronto Stock Exchange under the symbol “YGA.” On July 6, 2009, we voluntarily delisted our common shares on the Toronto Stock Exchange. The following table sets forth the high and low sales prices of our common stock for the 2011 and 2010 annual periods.

	NYSE Amex
	High	Low
2011:
Fourth quarter	$3.96	$2.63
Third quarter	$4.86	$3.00
Second quarter	$4.85	$3.20
First quarter	$4.95	$4.02
2010:
Fourth quarter	$5.44	$3.46
Third quarter	$4.27	$2.85
Second quarter	$5.77	$3.40
First quarter	$5.70	$4.25
The last reported sale price of our common shares on the NYSE Amex on March 6, 2012 was $2.77.
Shareholders
As of March 6, 2012, there were 408 shareholders of record who owned our common shares.
Dividends
We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain future earnings, if any, to satisfy our operational and other cash needs and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the Revolving Credit Facility prohibits us from paying cash dividends on our common shares as long as such debt remains outstanding. Pursuant to the provisions of the Business Corporations Act (Alberta), we are prohibited from declaring or paying a dividend if there are reasonable grounds for believing that (1) we are, or would after the payment be, unable to pay our liabilities as they become due or (2) the realizable value of our assets would thereby be less than the aggregate of our liabilities and stated capital of all classes.
Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities
We did not have any sales of unregistered securities during the year ended December 31, 2011.
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
Financial information as of and for the year ended December 31, 2010 includes litigation settlement expense of $21.7 million. Financial information as of and for the years ended December 31, 2009, 2008, 2007 and 2006 include impairment of natural gas and oil properties of $68.7 million, $14.2 million, $28.5 million and $56.3 million, respectively. Financial information as of and for the years ended December 31, 2009 and 2007 reflect gains on sale of assets of $211.2 million and $38.5 million, respectively. Additionally, financial information as of and for the years ended December 31, 2009 and 2007 include expenses related to the early extinguishment of debt of $15.9 million and $15.7 million, respectively.

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenues	$40,235	$42,768	$32,869	$63,219	$34,565
Loss from operations	$(631)	$(15,019)	$(76,930)	$(976)	$(42,514)
Net income (loss)	$(1,764)	$(12,460)	$48,846	$(5,361)	$(30,540)
Income (loss) per share:
Basic	$(0.03)	$(0.25)	$1.06	$(0.13)	$(0.75)
Diluted	$(0.03)	$(0.25)	$1.06	$(0.13)	$(0.75)
Weighted average common shares outstanding
Basic	63,004	49,814	46,103	41,420	40,566
Diluted	63,004	49,814	46,210	41,420	40,566
Consolidated Balance Sheets:
Property, plant and equipment, net	$285,740	$215,115	$162,661	$252,527	$157,120
Total assets	$334,503	$247,352	$296,238	$288,437	$261,750
Long-term liabilities	$39,438	$14,295	$18,371	$5,095	$137,076
Total shareholders’ equity	$207,803	$207,391	$164,896	$101,582	$95,269
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. We are currently pursuing the development of liquids-rich natural gas in the Marcellus Shale in the Appalachia area of West Virginia and central and southwestern Pennsylvania. We also hold prospective acreage in the deep Bossier play in the Hilltop area of East Texas and conduct limited CBM development activities within the Powder River Basin of Wyoming and Montana.
Parent is a Canadian corporation, incorporated in Alberta in 1987 and subsisting under the Business Corporations Act (Alberta), with its common shares listed on the NYSE Amex under the symbol “GST.” Parent is a holding company. Substantially all of the Company's operations are conducted through, and substantially all of its assets are held by, Parent's primary operating subsidiary, Gastar USA, and its subsidiaries. Gastar USA's Series A Preferred Stock is listed on the NYSE Amex under the symbol "GST.PRA."
Our current operational activities are conducted primarily in the United States. As of December 31, 2011, our major assets consist of approximately 106,400 gross (76,100 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, approximately 41,100 gross (21,900 net) acres in the Bossier play in the Hilltop area of East Texas, and approximately 35,900 gross (15,400 net) acres in the Powder River Basin of Wyoming and Montana. During the past three years, we spent approximately $225.1 million in acreage, seismic, capitalized interest, drilling advances, reserve acquisition and exploratory and development drilling on this acreage. We have not attained positive net income from operations in the past three years. There can be no assurance that operating income and net earnings will be achieved in future periods. As we continue the exploitation and development drilling in the Marcellus Shale, we expect to show further improvement in our operations.
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
2011 Highlights
Marcellus Shale Drilling Program. During 2011, we focused our efforts and spent the majority of our capital on our liquids-rich acreage in the Marcellus Shale. As of December 31, 2011, we had drilled and cased 17 gross (7.2 net) operated wells and were in various stages of drilling on five gross (2.5 net) operated wells in Marshall County, West Virginia, under the Atinum Joint Venture. Of the wells drilled and cased, nine gross (four net) wells were on production at December 31, 2011. Additionally, at December 31, 2011, we had commenced drilling operations on a five horizontal well pad and a three horizontal well pad. At December 31, 2011, our proved reserves attributable to our Marcellus Shale acreage were approximately 84.0 Bcfe, a significant increase from-year end 2010 reserves of 2.8 Bcfe. Marcellus Shale proved reserves represented approximately 70% of our total proved reserves at December 31, 2011. Oil and NGLs reserves comprised approximately 33% of the total Marcellus Shale proved reserves at year end 2011.
Public Offering of Gastar USA Series A Preferred Stock. On June 23, 2011, Gastar USA sold an aggregate of 646,295 shares of Series A Preferred Stock through a best efforts underwritten public offering. In connection with the offering, Parent entered into a guarantee agreement, whereby it will fully and unconditionally guarantee the payment of dividends that have been declared by the board of directors of Gastar USA, amounts payable upon redemption or liquidation, dissolution or winding up, and any other amounts due with respect to the Series A Preferred Stock, to the extent described in the guarantee agreement. The net proceeds to Gastar USA from the offering were approximately $13.6 million after deducting underwriting discounts, commissions and estimated offering expenses. The net proceeds were primarily used to repay borrowings under the Revolving Credit Facility.
On June 29, 2011, Gastar USA entered into an at-the-market sales agreement ("ATM Agreement") with McNicoll, Lewis & Vlak LLC ("MLV"). According to the provisions of the ATM Agreement, Gastar USA may offer and sell from time to time up to 3,400,000 shares of Series A Preferred Stock through MLV, as its sales agent. Sales of the units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between Gastar USA and MLV. During the period ended December 31, 2011, Gastar USA sold 718,248 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $13.9 million. We plan to continue issuing Series A Preferred Stock under the ATM Agreement in the future depending on our capital expenditures program and market conditions.

Financial Highlights
Our consolidated financial statements reflect total revenue of $40.2 million on total volumes of 7.7 Bcfe for the year ended December 31, 2011. Our operating loss for the year ended December 31, 2011 was $631,000 and included depreciation, depletion and amortization expense of $15.2 million.
Results of Operations
The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements, which begin on page F-1.
For additional information about production volumes, prices of natural gas and oil and selected operating expenses, see Item 2. Properties – Production, Prices and Operating Expenses of this Form 10-K.
The following table provides a summary of our revenues, production and operating expenses for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per unit amounts)
Revenues:
Natural gas	$33,391	$30,812	$40,407
Oil	3,416	742	229
NGLs	1,092	—	—
Unrealized natural gas hedge gain (loss)	2,336	11,214	(7,767)
Total revenues	$40,235	$42,768	$32,869
Production:
Natural gas (MMcf)	7,318	7,593	9,266
Oil (MBbl)	40	10	4
NGLs (MBbl)	21	—	—
Total production (MMcfe)	7,684	7,654	9,291

Natural gas (MMcf/d)	20.0	20.8	25.4
Oil (MBbl/d)	0.1	—	—
NGL (MBbl/d)	0.1	—	—
Total daily production (MMcfe/d)	21.1	21.0	25.5
Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$3.21	$3.51	$3.06
Natural gas per Mcf, including impact of realized hedging activities	$4.56	$4.06	$4.36
Oil per Bbl	$85.11	$72.63	$54.46
NGLs per Bbl	$52.47	$—	$—
Selected operating expenses (in thousands):
Production taxes	$620	$370	$439
Lease operating expense	8,630	6,679	6,572
Transportation, treating and gathering	4,501	4,654	1,547
Depreciation, depletion and amortization	15,216	9,306	16,484
Impairment of oil and gas properties	—	—	68,729
General and administrative expense	11,365	14,638	15,649
Selected operating expenses per Mcfe:
Production taxes	$0.08	$0.05	$0.05
Lease operating expenses	$1.12	$0.87	$0.71
Transportation, treating and gathering	$0.59	$0.61	$0.17
General and administrative expenses	$1.48	$1.91	$1.68
Depreciation, depletion and amortization	$1.98	$1.22	$1.77
Year Ended December 31, 2011 compared to Year Ended December 31, 2010
Revenues. Natural gas, oil and NGLs revenues were $37.9 million for the year ended December 31, 2011, up 20% from $31.6 million for the year ended December 31, 2010. Average daily production on an equivalent basis was 21.1 MMcfe/d for the year ended December 31, 2011 compared to 21.0 MMcfe/d for the same period in 2010. This increase in revenues was the result of a 20% increase in weighted average prices, primarily resulting from increased oil prices and higher oil and NGL volumes for the year ended December 31, 2011. During 2011, our East Texas production averaged 17.3 MMcfe/d compared to 2010 production of 18.6 MMcfe/d, a 7% decrease. Production in Appalachia averaged 2.4 MMcfe/d compared to 2010 production of 0.4 MMcfe/d, a 500% increase. Wyoming and other areas production declined by approximately 28%, primarily due to lower Wyoming production resulting from reductions in compression to reduce cash costs and limited capital activity.
Liquids revenues (oil and NGLs including condensate) represented approximately 16% of our total revenues before hedge gains for the year ended December 31, 2011. Due to lower natural gas prices, we are focusing the majority of our 2012 drilling activity in the liquids-rich portions of the Marcellus Shale. If current trends of natural gas prices relative to oil prices continue and assuming that we successfully and timely complete our 2012 drilling activity, we expect our liquids revenues to increase substantially as a percentage of total revenues before hedging gains or losses in 2012.
During the year ended December 31, 2011, approximately 91% of our total natural gas production was hedged. The realized effect of hedging on natural gas sales was an increase of $9.9 million in natural gas revenues resulting in an increase in total natural gas price realized from $3.21 per Mcf to $4.56 per Mcf for the year ended December 31, 2011. The realized hedge impact includes a benefit of $1.7 million for amortization of prepaid call sale and put purchase premiums. Excluding the non-cash amortization, the realized effect of hedging was an increase in revenues of $8.2 million, which was comprised of $12.1 million of NYMEX hedge gains offset by $632,000 of regional basis losses and payment of deferred put premiums of $3.3 million. During the year ended December 31, 2010, the realized effect of hedging on natural gas sales was an increase of $4.1 million in natural gas and oil revenues resulting in an increase in total price realized from $3.51 per Mcf to $4.06 per Mcf. The 2010 realized hedge impact included a loss of $1.4 million of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $1.1 million.
Unrealized natural gas hedge gain was $2.3 million for the twelve months ended December 31, 2011 compared to $11.2 million for the twelve months ended December 31, 2010. The decrease in unrealized natural gas hedge impact was the result of a decrease in hedge prices as compared to changes in future NYMEX gas prices.
Production taxes. We reported production taxes of approximately $620,000 for the year ended December 31, 2011, up from $370,000 for the year ended December 31, 2010. The increase was primarily the result of higher revenues in West Virginia due to increased natural gas, oil and NGLs production, partially offset by lower revenues in Wyoming due to lower production volumes.
Lease operating expenses. We reported lease operating expenses of $8.6 million for the year ended December 31, 2011, up from $6.7 million for the year ended December 31, 2010. This increase was primarily due to higher non-recurring workover expense. Our lease operating expenses were $1.12 per Mcfe for the year ended December 31, 2011, up 29% from $0.87 per Mcfe for the same period in 2010. Excluding workover expense and other non-recurring costs, our lease operating expenses were $6.5 million or $0.85 per Mcfe for the year ended December 31, 2010, compared to $5.9 million or $0.77 per Mcfe for the same period in 2010.

	Lease Operating Expense For the Year Ended December 31, 2011		Lease Operating Expense For the Year Ended December 31, 2010		% Change of $ per Mcfe
	(in thousands)	($ per Mcfe)	(in thousands)	($ per Mcfe)
Hilltop area, East Texas	$5,863	$0.93	$4,399	$0.65	43%
Appalachia	832	$0.97	393	$2.96	(67)%
Other	1,935	$3.72	1,887	$2.63	41%
Total	$8,630	$1.12	$6,679	$0.87	29%
The 43% increase from December 31, 2010 to December 31, 2011 in lease operating expense per Mcfe for the Hilltop area, East Texas was primarily the result of higher non-recurring workover costs and lower volumes. Workover costs in the Hilltop area, East Texas for 2011 and 2010 were $2.1 million and $760,000, or $0.33 per Mcfe and $0.11 per Mcfe, respectively. The 67% decrease from December 31, 2010 to December 31, 2011 in lease operating expense per Mcfe for the Appalachia area was primarily the result of increased production. The 41% increase from December 31, 2010 to December 31, 2011 in lease operating expense per Mcfe in Other was primarily related to Powder River Basin CBM production declines.
Transportation, treating and gathering. We reported transportation expenses of $4.5 million for the year ended December 31, 2011, down from $4.7 million for the year ended December 31, 2010. This decrease was primarily due to lower costs in Wyoming due to lower CBM production. The twelve months ended December 31, 2011 includes $1.5 million of charges under our Hilltop gas gathering agreement with Hilltop Resort GS, LLC ("Hilltop Resort") compared to $1.3 million of such charges for the year ended December 31, 2010. Such charges resulted from actual production volumes being less than minimum contractual volume requirements.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) was $15.2 million for the year ended December 31, 2011, up from $9.3 million for the year ended December 31, 2010. The increase in DD&A expense was the result of a 62% increase in DD&A rate per Mcfe and a slight increase in production volumes primarily attributable to increased Appalachia production. The DD&A rate for the year ended December 31, 2011 was $1.98 per Mcfe, as compared to

$1.22 for the same period in 2010. The increase in the DD&A rate is primarily due to higher proved costs associated with recent East Texas wells drilled and additional allocation of $63.8 million of undeveloped East Texas leasehold costs from unproved to proved properties based on recent drilling results and reduced 2012 drilling activity due to a decline in natural gas prices.
General and administrative expenses. We reported general and administrative expenses of $11.4 million for the year ended December 31, 2011, down from $14.6 million for the year ended December 31, 2010. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $2.6 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. This decrease in stock-based compensation expense was due primarily to the forfeiture of previously issued unvested awards as a result of director and employee resignations, prior year awards being fully amortized and recently issued awards having a lower fair value than awards issued in prior years. Excluding stock-based compensation expense, general and administrative expense decreased $3.0 million to $8.8 million for the year ended December 31, 2011 compared to $11.8 million for the year ended December 31, 2010. This decrease was primarily due to lower legal fees as a result of the Classic Star litigation settlement in November 2010.
Litigation settlement expense. We reported litigation settlement expense of $21.7 million for the twelve months ended December 31, 2010 primarily resulting from our settlement with the plaintiffs of the seven ClassicStar Mare Lease Litigation suits in December 2010 (for additional information regarding the settlement of this matter, see Note 15, "Commitments and Contingencies Litigation," to our consolidated financial statements included in this Form 10-K.
Interest expense. We reported interest expense of $113,000 for the year ended December 31, 2011 compared to $150,000 for the year ended December 31, 2010. Interest expense excludes $817,000 and $633,000 of capitalized interest in 2011 and 2010, respectively, which related to capital expenditures for undeveloped projects in East Texas, West Virginia and Pennsylvania. Excluding capitalized interest, interest expense increased $147,000 from December 31, 2010 to December 31, 2011 due to higher outstanding debt balances throughout the year ended December 31, 2011 compared to the year ended December 31, 2010.
Investment income and other. We reported investment income of $10,000 for the year ended December 31, 2011 compared to $1.3 million for the year ended December 31, 2010. The decrease in investment income is primarily due to interest earned during 2010 on the Australian term deposit established in conjunction with the sale of our Australian properties in July 2009 for the future tax payment related to the sale. At maturity on June 1, 2010, the term deposit was used to settle the Australian tax liability resulting from the Australian property sale in 2009 and, thus, resulting in no comparable investment income during 2011.
Warrant derivative loss. For the year ended December 31, 2010 we reported a $205,000 unrealized gain related to the fair value measurement of our warrants outstanding. At December 31, 2011, the warrants had expired and were no longer outstanding.
Foreign transaction gain (loss). We reported a foreign transaction loss of $6,000 for the year ended December 31, 2011 compared to a gain of $353,000 for the year ended December 31, 2010. The decrease in foreign transaction gain was primarily due to the decrease in Australian denominated cash and accounts receivable balances arising from the sale of the Australian properties in 2009.
Provision for income tax expense (benefit). We reported neither an income tax benefit nor provision for the year ended December 31, 2011. We reported $804,000 of income tax benefit for the year ended December 31, 2010. The income tax benefit for the twelve months ended December 31, 2010 was primarily due to a $1.0 million downward adjustment of the tax expense related to the sale of the Australian properties after final review from the Australian Tax Office partially offset by withholding tax on the interest income earned from the Australian term deposit and a benefit for previously accrued state income taxes.
Dividends on Preferred Stock. We reported dividends on our Series A Preferred Stock of $1.0 million for the year ended December 31, 2011. The Series A Preferred Stock had a stated value of approximately $27.5 million at December 31, 2011 and carries a cumulative dividend rate of 8.625% per annum. There were no shares of Series A Preferred Stock outstanding during the year ended December 31, 2010.
Year Ended December 31, 2010 compared to Year Ended December 31, 2009
Revenues. Natural gas and oil revenues were $31.6 million for the year ended December 31, 2010, down 22% from $40.6 million for the year ended December 31, 2009. Average daily production on an equivalent basis was 21.0 MMcfe/d for the year ended December 31, 2010 compared to 25.5 MMcfe/d for the same period in 2009. This decrease in revenues was the result of an 18% decrease in production and a 6% decrease in prices. The decrease in production is primarily due to delays in new wells coming on production to offset the production decline on existing wells and lower Belin #1 production due to the well not producing for the majority of the second quarter of 2010 compared to the first half of 2009 benefitting from the initial high rates of production from the well. During 2010, our East Texas production averaged 18.6 MMcfe/d compared to 2009 production of 21.8 MMcfe/d, a 15% decrease. Production in Wyoming and other areas declined by approximately 35%, primarily due to lower Wyoming production resulting from reductions in compression to reduce cash costs and only one Wyoming well being drilled in 2010.
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
Depreciation, depletion and amortization. DD&A was $9.3 million for the year ended December 31, 2010, down from $16.5 million for the year ended December 31, 2009. The decrease in DD&A expense was the result of a 31% decrease in DD&A rate per Mcfe and an 18% decrease in production volumes primarily attributable to delays in drilling and operational issues on the Belin #1. The DD&A rate for the year ended December 31, 2010 was $1.22 per Mcfe, as compared to $1.77 for the same period in 2009. The decrease in the DD&A rate is primarily due to lower proved costs due to ceiling impairments recorded during 2009 and gathering sales proceeds credited to proved property costs in late 2009.

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
General and administrative expenses. We reported general and administrative expenses of $14.6 million for the year ended December 31, 2010, down from $15.6 million for the year ended December 31, 2009. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $2.8 million and $3.5 million for the years ended December 31, 2010 and 2009, respectively. This decrease in stock-based compensation expense was due primarily to the decision in March 2009 to pay the 2008 management bonuses of $801,000 in vested restricted common shares in lieu of cash. Excluding stock-based compensation expense, general and administrative expense decreased $229,000 to $11.8 million for the year ended December 31, 2010 compared to $12.1 million for the year ended December 31, 2009. This decrease was primarily due to a $1.1 million decrease in bonus expense due to a one-time bonus paid in 2009 in conjunction with the sale of our Australian assets and a $1.3 million decrease in contract labor expense offset by higher legal costs of $1.5 million related to litigation matters and the payment of 2008 management bonuses in restricted common shares rather than in cash.
Litigation settlement expense. We reported litigation settlement expense of $21.7 million for the twelve months ended December 31, 2010 primarily resulting from our settlement with the plaintiffs of the seven ClassicStar Mare Lease Litigation suits in December 2010 (for additional information regarding the settlement of this matter, as well as our other significant currently outstanding legal proceedings, see Note 15, “Commitments and Contingencies Litigation,” to our consolidated financial statements included in this Form 10-K).
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
Early extinguishment of debt. We did not record early extinguishment of debt expense for the year ended December 31, 2010. In conjunction with the repayment of our previous revolving credit facility, the term loan and the 12 3/4% senior secured notes during 2009, we reported debt extinguishment expense of $15.9 million for the year ended December 31, 2009, comprised of $8.9 million of early prepayment penalty on the term loan and the 12 3/4% senior secured notes and $7.0 million of unamortized deferred financing costs on the debt retired.
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
Warrant derivative loss. For the year ended December 31, 2010, we reported a $205,000 unrealized gain related to the fair value measurement of our warrants outstanding compared to a $205,000 unrealized loss at December 31, 2009.
Foreign transaction gain (loss). We reported a foreign transaction gain of $353,000 for the year ended December 31, 2010 compared to a gain of $3.8 million for the year ended December 31, 2009. The decrease in foreign transaction gain was primarily due to Australian exchange rate fluctuations and a decrease in our Australian denominated cash and accounts receivable balances arising from the sale of our Australian assets in 2009.
Provision for income tax expense (benefit). We reported $804,000 of income tax benefit for the year ended December 31, 2010 compared to $70.3 million of income tax expense related to the gain on the sale of our Australian assets for the year ended December 31, 2009. The income tax benefit for the twelve months ended December 31, 2010 is primarily due to a $1.0 million downward adjustment of the tax expense related to the sale of our Australian assets after final review from the Australian Tax Office partially offset by withholding tax on the interest income earned from the Australian term deposit and a benefit for previously accrued state income taxes. At maturity on June 1, 2010, the term deposit was used to settle the tax liability resulting from the 2009 sale of our Australian assets.

Liquidity and Capital Resources
Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under the Revolving Credit Facility, issuances of Gastar USA preferred equity and access to capital markets, to the extent available. In addition, during 2011, our Atinum Joint Venture provided a cash source for our Marcellus Shale development program by providing carried interest funding of $40.0 million of our share of drilling and completion costs on joint venture wells. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in natural gas and oil prices, drilling results and cash flow.
For the year ended December 31, 2011, we reported cash flow provided by operating activities of $10.2 million, net cash used in investing activities of $63.8 million, primarily for the development and purchase of natural gas and oil properties and net cash provided by financing activities of $56.8 million. As a result of these activities, our cash and cash equivalents balance increased by $3.2 million, resulting in a December 31, 2011 balance of cash and cash equivalents of $10.6 million. Net cash provided by operating activities increased $16.3 million from 2010 primarily due to the litigation settlement expense of $18.6 million in 2010 and increased natural gas, oil and NGLs revenues in 2011 resulting from higher realized natural gas and oil prices including the effects of realized hedging. Cash flow used in investing activities increased $20.2 million primarily due to increased development and purchase of natural gas and oil properties during 2011. During 2011, our financing activities primarily related to $30.0 million of net borrowings under the Revolving Credit Facility and proceeds from the issuance of 1,364,543 shares of Gastar USA's Series A Preferred Stock for net proceeds of $27.4 million.
At December 31, 2011, we had a net working capital deficit of approximately $17.9 million, including $19.5 million of advances from non-operators, of which $1.5 million will be applied to our net future costs pursuant to the carried interest provisions of the Atinum Joint Venture. At December 31, 2011, availability under the Revolving Credit Facility was $20.0 million. On March 5, 2012, Gastar USA received notification from its lenders that, effective immediately, the borrowing base under the Revolving Credit Facility was increased from $50.0 million to $100.0 million resulting in current availability under the Revolving Credit Facility of $73.0 million.
Future capital and other expenditure requirements. Capital expenditures for 2012, excluding acquisitions, are projected to be approximately $134.2 million. In the Marcellus Shale, we expect to spend $103.0 million for drilling, completion, infrastructure, lease acquisition and seismic costs. We have budgeted $6.6 million for East Texas. In addition, we have allocated $19.8 million for a new Mid-Continent oil-focused venture and $4.8 million for capitalized interest and other costs. We plan on funding this capital activity through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility and possible future ATM issuances of Gastar USA Series A Preferred Stock. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in natural gas and oil prices, costs of drilling and completion and leasehold acquisitions, drilling results, future ATM issuances of Gastar USA Series A Preferred Stock and changes in the borrowing base under the Revolving Credit Facility.
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
To mitigate some of the potential negative impact on cash flow caused by changes in natural gas prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas price risk. In addition to NYMEX swaps and collars and fixed price swaps, we have also entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. As of December 31, 2011, the following derivative transactions were outstanding with the associated notational volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu’s)
2012	Put spread	13,028	4,770,420	$—	$6.00	$4.05	$—
2012	Costless three-way collar	7,410	2,711,580	—	5.73	4.00	6.88
2012 (1)	Call spread	2,000	550,000	—	—	—	4.50
2012	Basis - HSC (2)	5,000	1,830,000	(0.08)	—	—	—
2012	Basis - CIG (3)	500	183,000	(0.19)	—	—	—
2013	Call spread	2,500	912,500	—	—	—	5.25
2013	Costless three-way collar	2,500	912,500	—	5	4	6.45
2013	Protective spread	2,500	912,500	5.44	—	3.79	—
2013	Fixed price swap	5,500	2,007,500	4.67	—	—	—
2013	Basis - HSC (2)	4,000	1,460,000	(0.11)	—	—	—
2013	Basis - CIG (3)	650	237,250	(0.21)	—	—	—
2014	Short calls	2,500	912,500	—	—	—	6.00
 _______________

(1)	For the period April to December 2012

(2)	East Houston-Katy – Houston Ship Channel

(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains
At December 31, 2011, the estimated fair value of all of our commodity derivative instruments was a net asset of $15.9 million, comprised of current and non-current assets and liabilities. In conjunction with certain derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2010 through December 2012. At December 31, 2011, we had a current commodity derivative premium payable of $4.7 million. The put premium liabilities are payable monthly as the hedge production month becomes the prompt production month.
By removing the price volatility from a portion of our natural gas for 2011, 2012, 2013 and 2014, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices. For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk”.
As of December 31, 2011, all of our economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to us to be in default on their derivative positions. Credit support for our open derivatives at December 31, 2011 is provided under the revolving credit facility through intercreditor agreements or open credit accounts of up to $5.0 million. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.
Subsequent to December 31, 2011, we entered into additional fixed price swaps to mitigate future oil and NGLs price risk on a portion of our projected 2012 and 2013 production. For the period March to December 2012, we have fixed price swaps for 600 Bbls/d of crude oil at $102.01 per Bbl and 200 Bbls/d of NGLs at $52.50 per Bbl. For the calendar year 2013, we have fixed price swaps for 400 Bbls/d of crude oil at $100.75 per Bbl and 200 Bbls/d of NGLs at $52.50 per Bbl.
Revolving Credit Facility. On October 28, 2009, we executed an amended and restated revolving credit facility, amending and restating in its entirety the original revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility now matures on September 30, 2015. At December 31, 2011, $30.0 million was outstanding under the Revolving Credit Facility. Effective March 5, 2012, the borrowing base under the Revolving Credit Facility was increased from $50.0 million to $100.0 million resulting in current availability of $73.0 million as of March 6, 2012.
The borrowing base is typically subject to scheduled redeterminations on the first day of May and the first day of November each year prior to scheduled facility maturity. We have requested that our May 2012 redetermination be accelerated to be completed as of March 2012. The next regularly scheduled borrowing base redetermination will be November 2012. However, we and the lenders may request one additional unscheduled redetermination annually. The redetermination in November 2011 resulted in the Fourth Amendment to the Amended and Restated Credit Agreement, effective November 10, 2011, which resulted in, among other things, an extension of the maturity date for the facility from January 2, 2013 to September 30, 2015 and the ability of Gastar USA to hedge up to 100% of the proved developed producing reserves reflected in its reserve report using hedging other than floors and protective spreads. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. Under the Revolving Credit Facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement, and a limitation on our hedge positions.
At December 31, 2011, Gastar USA was not in compliance with the current ratio covenant under the Revolving Credit Facility. Gastar USA was granted a waiver in regards to the current ratio at December 31, 2011 and in conjunction with such waiver, Gastar USA was in compliance with all financial covenants under the Revolving Credit Facility at December 31, 2011. Gastar USA does not anticipate any issues with current ratio compliance in the future. See Note 5, “Long Term Debt – Revolving Credit Facility.”
Off-Balance Sheet Arrangements
As of December 31, 2011, we had no off-balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.
Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Long-term debt (1)	$30,000	$—	$—	$—	$30,000	$—	$—
Interest on long-term debt (2)	3,697	986	986	986	739	—	—
Deferred put premiums (3)	4,725	4,725	—	—	—	—	—
Office space leases (4)	2,270	495	498	509	459	309	—
Gathering system (5)	10,178	3,749	3,513	2,916	—	—	—
Office equipment leases	111	42	36	32	1	—	—
Drilling rigs	4,970	4,970	—	—	—	—	—
Litigation settlement note payable	800	800	—	—	—	—	—
Total contractual obligations	$56,751	$15,767	$5,033	$4,443	$31,199	$309	$—
_______________

(1)	See Note 5, "Long-Term Debt", to our consolidated financial statements included in this Form 10-K for a discussion of our revolving credit facility.

(2)	Interest payments have been calculated by applying the weighted average interest rate of 3.29% at December 31, 2011 to the outstanding long-term debt of $30.0 million at December 31, 2011.

(3)
In conjunction with certain derivative hedging activity, we deferred the payment of certain put premiums for the production month period January to December 2012. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

(4)	Houston office lease obligation expires August 31, 2016, and our West Virginia office lease commenced in December 2010 and expires on December 31, 2014.

(5)
Represents the minimum contractual gross daily volume commitment of 50,000 Mcf (35,000 net) per day for the period January 1, 2012 through October 31, 2014 relating to the sale of our Hilltop gathering system.

We maintain a liability for costs associated with the retirement of tangible long-lived assets. At December 31, 2011, our reserve for these obligations totaled $8.3 million for which no contractual commitment exists. Information about this liability is set forth in Item 8. “Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies – Asset Retirement Obligation” of this Form 10-K.
We have employment agreements with our Chief Executive Officer and Chief Financial Officer which obligate us to pay a specified level of salary, target bonus and certain other payments and reimbursements to them during their employment and in the event of termination or change of control. Information about such payments is set forth in Item 11. “Executive Compensation” of this Form 10-K.
Commitments

In March 2008, we entered into the ETC Contract. The ETC Contract expires September 1, 2017. Pursuant to the ETC Contract, ETC currently provides us with 50 MMcf per day of treating capacity and 150 MMcf per day of transportation capacity from our Hilltop wells, located in Leon and Robertson Counties, Texas.
On November 16, 2009, concurrent with our sale of the Hilltop gathering system in East Texas, one of our wholly-owned subsidiaries entered into a gas gathering agreement, with Hilltop Resort for a term of fifteen years. The agreement covers delivery of our gross production of natural gas from the Hilltop area of East Texas to certain delivery points provided under the ETC Contract as well as additional delivery points that may be added. We are also obligated to connect new wells that we drill within the area covered by the agreement to the gathering system. The agreement provides for a minimum quarterly gathering gross production volume of 50.0 MMcf per day (35.0 MMcf per day net to us) times the number of days in the quarter for five years from the effective date of November 1, 2009. If quarterly production is less than the minimum quarterly requirement, the gathering fee is payable on such deficit. If excess quarterly production exists, such excess is carried forward to offset any future deficit quarters. The gathering fee on the initial gross 25.0 Bcf of production is $0.325 per Mcf, reducing in steps to $0.225 per Mcf when cumulative gross production reaches 300.0 Bcf. The current gathering rate is $0.30 per Mcf. For the years ended December 31, 2011, 2010 and 2009, we paid $1.5 million, $1.3 million and $78,000, respectively, of charges to Hilltop Resort as a result of actual production volumes being less than minimum contractual volume requirements. We do not expect that we will meet our minimum quarterly requirements in the near future.
During December 2010, we, along with Atinum, entered into a gas purchase agreement with SEI with respect to our Marshall County, West Virginia production. The initial term of the gas purchase agreement is five years with the option to extend the term of the gas purchase agreement for an additional five year period. Our Marshall County, West Virginia production is dedicated to SEI for the term of the gas purchase agreement. SEI will purchase all hydrocarbon production, including its 120.0 MMcf per day Fort Beeler processing plant located in Marshall County, West Virginia for transporting and processing. In order to secure access to the Caiman facilities, we, Atinum and SEI dedicated all hydrocarbons purchased and produced in Marshall County, West Virginia for a term of ten years.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, related disclosure of contingent assets and liabilities, proved natural gas and oil reserves and the related disclosures in the accompanying consolidated financial statements. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Below, we have provided an expanded discussion of our more significant accounting policies, estimates and judgments for our financial statements. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of the financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate or policy to be critical if:

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
Full Cost Method of Accounting
We follow the full cost method of accounting for natural gas and oil operations, whereby all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis whether or not the activities to which they apply are successful. Currently, our only cost center is the U.S. These costs include land acquisition costs attributable to proved reserves, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities. Capitalized costs also include salaries, employee benefits, costs of consulting services and other expenses that directly relate to our natural gas and oil activities. Interest costs related to unproved properties are also capitalized. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our natural gas and oil properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves, as determined by independent petroleum engineers. The percentage of total reserve volumes produced during the year is multiplied by the net capitalized investment plus future estimated development costs in those reserves to determine depletion expense for the period.
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
In 2011, the key natural gas prices utilized were the Henry Hub price of $4.12 per MMBtu, the Katy Hub price of $4.07 per MMBtu, the CIG price of $3.93 per MMBtu, the Columbia Gas Appalachia Pool price of $4.20 per MMBtu and an oil price of $92.71 per barrel. In applying the full cost method at December 31, 2011 and 2010, we performed a ceiling test on the cost center properties whereby the net cost of natural gas and oil properties, net of related deferred income taxes (“net cost”), was limited to the sum of the estimated future net revenues from our proved reserves using the 12-month unweighted arithmetic average of the first-day-of-the-month prices for natural gas and oil held constant, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects and we did not record a ceiling impairment for the years ended December 31, 2011 and 2010. A ceiling impairment of $68.7 million was required at December 31, 2009 based on the results of the December 31, 2009 ceiling test calculation. The calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary.
The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full cost ceiling impairment. A 10% decrease in prices would have reduced our ceiling impairment cushion by approximately $29.6 million resulting in an impairment of $18.1 million. A 10% increase in prices would have increased our ceiling impairment cushion by approximately $26.5 million.
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
In addition, economic producibility of reserves is dependent on the natural gas and oil prices used in the reserves estimate. We based our December 31, 2011 reserves estimates on a 12-month unweighted average of the first-day-of-the month prices, in accordance with SEC rules. However, natural gas and oil prices are volatile and, as a result, our reserves estimates will change in the future. Despite the inherent imprecision in these engineering estimates, our proved reserve volumes and values are used to calculate depletion and impairment provisions.
Depreciation, Depletion and Amortization
Units-of-production method is used to amortize our natural gas and oil properties. A change in the quantity of reserves could significantly impact our depletion expense. A reduction in proved reserves, without a corresponding reduction in capitalized costs, will increase our depletion rate. A 10% increase in reserves would have decreased our depletion expense for the year ended December 31, 2011 by approximately $383,000, while a 10% decrease in reserves would have increased our depletion expense by approximately $467,000.
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
At December 31, 2011, we had $78.3 million allocated to unproved property costs, which was comprised primarily of unevaluated acreage costs. The unproven property costs are evaluated by the technical team and management to determine whether the property has potential attributable reserves. Therefore, the assessment made by our technical team and management of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken. A 10% increase or decrease in the unproved property balance would have increased or decreased our impairment cushion by approximately $7.3 million, respectively, for the year ended December 31, 2011.
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
Capitalized Interest
We capitalize interest on assets not being amortized, such as our drilling in progress expenditures and unproven natural gas and oil properties. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for drilling and unproved property expenditures then they would have been used to pay off other debt. We use our best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. Currently, we only capitalize interest on the Revolving Credit Facility. The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period. To qualify for interest capitalization, we must continue to make progress on the development of the assets. Capitalized interest was approximately $817,000, $633,000 and $10.8 million for 2011, 2010 and 2009, respectively.
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
The Black-Scholes-Merton valuation pricing model requires various highly judgmental assumptions including volatility, expected option life and forfeiture rate. If any of the assumptions used in the Black- Scholes-Merton valuation pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. There were no stock options granted during the year ended December 31, 2011.
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

Recent Accounting Developments
The following recently issued accounting pronouncements have been adopted or may impact the Company in future periods:
Comprehensive Income. In June 2011, the FASB issued an amendment to previously issued guidance regarding the reporting and presentation of other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Earlier application is permitted. The adoption of this guidance will not impact our operating results, financial position or cash flows.
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
Business Combinations. In December 2010, the FASB's Emerging Issues Task Force (“EITF”) issued an amendment to previously issued guidance regarding the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under current guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Earlier application is permitted. The adoption of this guidance did not impact our operating results, financial position or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the region produced. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the year ended December 31, 2011, a 10% change in the prices received for natural gas production would have had an approximate $2.4 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Note 9, “Derivative Instruments and Hedging Activity.”
Interest Rate Risk
At December 31, 2011, we had $30.0 million outstanding under the Revolving Credit Facility. Based on the amount outstanding under our Revolving Credit Facility at December 31, 2011, a one percentage point change in the interest rate would have had a $75,000 impact on our interest expense, all of which would have been capitalized. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our internal controls over financial reporting are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These internal controls over financial reporting include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria listed herein. The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.
Our internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ J. RUSSELL PORTER	/s/ MICHAEL A. GERLICH
J. Russell Porter	Michael A. Gerlich
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 8, 2012	March 8, 2012

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Gastar Exploration Ltd.
Houston, Texas
We have audited Gastar Exploration Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of internal control over financial reporting of the Company based on our audit.
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
In our opinion, Gastar Exploration Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gastar Exploration Ltd. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 8, 2012 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
March 8, 2012

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Information about Directors, Director Nominees and Executive Officers,” “Section 16(b) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Nomination of Directors,” and “Committee Information – Audit Committee” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, as amended, not later than 120 days after December 31, 2011.
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
3.1
Amended and Restated Articles of Incorporation of Gastar Exploration Ltd. (incorporated herein by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed October 13, 2005, Registration No. 333-127498).

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

Exhibit Number	Description

3.4
Articles of Amendment attached to and forming part of the Amended and Restated Articles of Incorporation of Gastar Exploration Ltd, dated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 24, 2009. File No. 001-32714).

3.5
Certificate of Incorporation of Gastar Exploration USA, Inc. (incorporated by reference to Exhibit 3.3 to Gastar Exploration USA, Inc.'s Registration Statement on Form S-3, dated May 27, 2011. Registration No. 333-174552).

3.6
Amended and Restated Bylaws of Gastar Exploration USA, Inc. (incorporated by reference to Exhibit 3.3 to Gastar Exploration USA, Inc.'s Registration Statement on Form S-3, dated May 27, 2011. Registration No. 333-174552).

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

10.4
Third Amendment to Amended and Restated Credit Agreement, dated June 14, 2011, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto and Amegy Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 15, 2011. File No. 001-32714).

10.5
Fourth Amendment to Amended and Restated Credit Agreement, effective November 10, 2011, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto and Amegy Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 2, 2011. File No. 001-32714).

10.6
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

10.8
Sale Agreement dated July 2, 2009, by and among Gastar Exploration USA, Inc., Gastar Exploration New South Wales, Inc., Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (incorporated herein by reference to Exhibit 10.1 to Gastar Exploration Ltd.’s Current Report on Form 8-K filed on August 6, 2009. File No. 001-32714).

10.9
Agency Agreement between and among ETC Texas Pipeline, Ltd., ETC Katy Pipeline, Ltd. Oasis Pipeline, L.P. and Gastar Exploration Texas, L.P. effective September 1, 2007 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 filed on October 20, 2009. File No. 001-32714).

10.10
Gas Gathering Agreement between Gastar Exploration Texas, LP, as Seller, and Hilltop Resort GS, LLC, as Buyer, dated November 16, 2009 and effective as of November 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-32714).

Exhibit Number	Description
10.11
Purchase and Sale Agreement between Gastar Exploration Texas, LP, as Seller, and Hilltop Resort GS, LLC, as Buyer, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-32714).

10.12
Purchase and Sale Agreement between Gastar Exploration Texas, LP, as Seller, and Navasota Resources LTD., LLP, as Buyer, dated November 16, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-32714).

10.13
Purchase and Sale Agreement between Gastar Exploration Texas, LP, as Seller, and Presco, Inc., as Buyer, dated November 16, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated November 20, 2009. File No. 001-32714).

10.14
Purchase and Sale Agreement, dated September 21, 2010, by and between Gastar Exploration USA, Inc. and Atinum Marcellus I LLC (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 24, 2010. File No. 001-32714).

10.15	Form of Participation Agreement (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated September 24, 2010. File No. 001-32714).

10.16
Form of the Final Settlement Agreement and Comprehensive General Release between and among James D. Lyon, Chapter 7 Trustee of ClassicStar LLC, Gastar Exploration Ltd., and other Individuals and Entities Set Forth Herein Effective November 1, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 2, 2010. File No. 001-32714).

10.17
Purchase and Sale Agreement, dated November 5, 2010, by and among MegaEnergy, Inc. and Saga Petroleum Corp. and Gastar Exploration USA, Inc. (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated December 20, 2010. File No. 001-32714).

10.18
Guarantee Agreement, dated June 23, 2011, by and between Gastar Exploration Ltd. and Gastar Exploration USA, Inc. (incorporated by reference to Exhibit 10.1 of Gastar Exploration Ltd.'s Current Report on Form 8-K dated June 23, 2011. File No. 001-32714).

10.19*
Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming and Montana, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.20*
First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming and Montana, Inc., and J. Russell Porter as of July 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 28, 2008. File No. 001-32714).

10.21*
Second Amendment to Employment Agreement entered into by and between Gastar Exploration Ltd., Gastar Exploration USA, Inc. and J. Russell Porter as of February 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 7, 2011. File No. 001-32714).

10.22*
Employment Agreement dated April 26, 2005 by and among First Sourcenergy Wyoming and Montana, Inc., Gastar Exploration Ltd. and Michael A Gerlich (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on August 12, 2005. Registration No. 333-127498).

10.23*
First Amendment to Employment Agreement entered into by and between Gastar Exploration, Ltd, Gastar Exploration USA, Inc., f/k/a First Sourcenergy Wyoming and Montana, Inc., and Michael A. Gerlich as of July 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated July 28, 2008. File No. 001-32714).

10.24*
Form of Gastar officer stock option grant (incorporated herein by reference to Exhibit 10.10 of the Company’s annual Report on form 10-K for the fiscal year ended December 31, 2005. File No. 001-32714).

10.25*
Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan approved June 1, 2006 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 001-32714).

10.26*
First Amendment to Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan, effective as of April 1, 2009, approved June 4, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K dated June 10, 2009. File No. 001-32714).

10.27*
Form of Indemnity Agreement for Directors and Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2006. File No. 001-32714).

Exhibit Number	Description
10.28*
Form of Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. File No. 001-32714).

10.29*	Gastar Exploration Ltd. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 8, 2011. File No. 001-32714).

14.1
Gastar Exploration Ltd. Code of Ethics, adopted effective December 15, 2005 (incorporated herein by reference to Exhibit 14.1 of the Company’s Amendment No 4 to Registration Statement on Form S-1/A, dated December 22, 2005, Registration No. 333-27498).

21.1†	Subsidiaries of Gastar Exploration Ltd.

23.1†	Consent of BDO USA, LLP

23.2†	Consent of BDO USA, LLP

23.3†	Consent of Wright & Company, Inc.

23.4†	Consent of Netherland, Sewell & Associates, Inc.

31.1†	Certification of Chief Executive Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of President of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Treasurer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3††	Certification of President of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4††	Certification of Treasurer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1††	Report of Netherland, Sewell & Associates, Inc. dated January 23, 2012.

99.2††	Report of Wright & Company, Inc. dated January 19, 2012.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GASTAR EXPLORATION LTD.

/s/ J. RUSSELL PORTER
J. Russell Porter, President and Chief Executive Officer
(Duly authorized officer and principal executive officer)
March 8, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER	President, Chief Executive Officer, Chief Operating Officer (principal executive officer) and Director	March 8, 2012
J. Russell Porter

/s/ MICHAEL A. GERLICH	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 8, 2012
Michael A. Gerlich

/s/ FLOYD R. PRICE	Chairman of the Board	March 8, 2012
Floyd R. Price

/s/ JOHN H. CASSELS	Director	March 8, 2012
John H. Cassels

/s/ RANDOLPH C. COLEY	Director	March 8, 2012
Randolph C. Coley

/s/ ROBERT D. PENNER	Director	March 8, 2012
Robert D. Penner

/s/ JOHN M. SELSER SR.	Director	March 8, 2012
John M. Selser Sr.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GASTAR EXPLORATION USA, INC.

/s/ J. RUSSELL PORTER
J. Russell Porter, President
(Duly authorized officer and principal executive officer)
March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER	President and Sole Director	March 8, 2012
J. Russell Porter

/s/ MICHAEL A. GERLICH	Secretary and Treasurer (principal financial and accounting officer)	March 8, 2012
Michael A. Gerlich

GASTAR EXPLORATION LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Gastar Exploration Ltd.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Gastar Exploration Ltd. (the “Company”) and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gastar Exploration Ltd. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for certain common stock purchase warrants with the adoption of new guidance on determining whether an instrument is indexed to an entity's own stock. As discussed in Note 2 to the consolidated financial statements, effective December 31, 2009, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and natural gas reserve estimation and disclosure requirements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gastar Exploration Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2012 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
March 8, 2012

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gastar Exploration USA, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Gastar Exploration USA, Inc. ("Gastar USA") and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gastar Exploration USA, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, Gastar USA changed its method of accounting for certain common stock purchase warrants with the adoption of new guidance on determining whether an instrument is indexed to an entity's own stock. As discussed in Note 2 to the consolidated financial statements, effective December 31, 2009, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and natural gas reserve estimation and disclosure requirements.
/s/ BDO USA, LLP
Dallas, Texas
March 8, 2012

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,647	$7,439
Accounts receivable, net of allowance for doubtful accounts of $551 and $571, respectively	10,706	4,034
Commodity derivative contracts	19,385	10,229
Prepaid expenses	1,243	1,191
Total current assets	41,981	22,893
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	78,302	162,230
Proved properties	514,357	345,042
Total natural gas and oil properties	592,659	507,272
Furniture and equipment	1,629	1,175
Total property, plant and equipment	594,288	508,447
Accumulated depreciation, depletion and amortization	(308,548)	(293,332)
Total property, plant and equipment, net	285,740	215,115
OTHER ASSETS:
Restricted cash	50	50
Commodity derivative contracts	4,130	8,482
Deferred charges, net	535	508
Advances to operators and other	2,067	304
Total other assets	6,782	9,344
TOTAL ASSETS	$334,503	$247,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,693	$8,294
Revenue payable	4,137	4,331
Accrued interest	144	138
Accrued drilling and operating costs	4,647	1,490
Advances from non-operators	19,523	783
Commodity derivative contracts	6,479	1,991
Commodity derivative premium payable	4,725	3,451
Accrued litigation settlement liability	800	3,164
Other accrued liabilities	1,723	2,024
Total current liabilities	59,871	25,666
LONG-TERM LIABILITIES:
Long-term debt	30,000	—
Commodity derivative contracts	1,163	1,521
Commodity derivative premium payable	—	4,725
Accrued litigation settlement liability	—	800
Asset retirement obligation	8,275	7,249
Total long-term liabilities	39,438	14,295
Commitments and contingencies (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, no par value; unlimited shares authorized; 64,706,750 and 64,179,115 shares issued and outstanding at December 31, 2011 and 2010, respectively	316,346	316,346
Additional paid-in capital	25,376	23,200
Accumulated deficit	(133,919)	(132,155)
Total shareholders’ equity	207,803	207,391
Non-controlling interest:
Preferred stock of subsidiary, aggregate liquidation preference $34,114 at December 31, 2011	27,391	—
Total equity	235,194	207,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$334,503	$247,352

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$33,391	$30,812	$40,407
Oil	3,416	742	229
NGLs	1,092	—	—
Total natural gas, oil and NGLs revenues	37,899	31,554	40,636
Unrealized natural gas hedge gain (loss)	2,336	11,214	(7,767)
Total revenues	40,235	42,768	32,869
EXPENSES:
Production taxes	620	370	439
Lease operating expenses	8,630	6,679	6,572
Transportation, treating and gathering	4,501	4,654	1,547
Depreciation, depletion and amortization	15,216	9,306	16,484
Impairment of natural gas and oil properties	—	—	68,729
Accretion of asset retirement obligation	534	396	379
General and administrative expense	11,365	14,638	15,649
Litigation settlement expense	—	21,744	—
Total expenses	40,866	57,787	109,799
LOSS FROM OPERATIONS	(631)	(15,019)	(76,930)
OTHER INCOME (EXPENSE):
Interest expense	(113)	(150)	(3,993)
Early extinguishment of debt	—	—	(15,902)
Investment income and other	10	1,347	1,267
Gain on sale of assets	—	—	211,162
Unrealized warrant derivative gain (loss)	—	205	(205)
Foreign transaction (loss) gain	(6)	353	3,764
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(740)	(13,264)	119,163
Provision for income tax expense (benefit)	—	(804)	70,317
NET INCOME (LOSS)	$(740)	$(12,460)	$48,846
Dividend on preferred stock attributable to non-controlling interest	1,024	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO GASTAR EXPLORATION LTD.	$(1,764)	$(12,460)	$48,846

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO GASTAR EXPLORATION LTD. COMMON SHAREHOLDERS:
Basic	$(0.03)	$(0.25)	$1.06
Diluted	$(0.03)	$(0.25)	$1.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	63,003,579	49,813,617	46,102,662
Diluted	63,003,579	49,813,617	46,210,424

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Gastar Exploration Ltd. Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2008	41,927,061	$249,980	$22,883	$2,648	$(173,929)	$101,582	$—	$101,582
Cumulative effect of reclassification of warrants	—	—	(5,388)	—	5,388	—	—	—
Issuance of shares—cash, net of offering costs of $771	7,300,000	13,829	—	—		13,829	—	13,829
Issuance of restricted shares, net of forfeitures	801,531	—	(260)	—	—	(260)	—	(260)
Stock based compensation	—	—	3,547	—	—	3,547	—	3,547
Comprehensive income:
Commodity derivatives reclassified to earnings and other	—	—	—	(2,648)	—	(2,648)	—	(2,648)
Net income	—	—	—	—	48,846	48,846	—	48,846
Comprehensive income	—	—	—	—	—	46,198	—	46,198
Balance at December 31, 2009	50,028,592	263,809	20,782	—	(119,695)	164,896	—	164,896
Issuance of shares—cash, net of offering costs of $2,663	13,800,000	52,537	—	—	—	52,537	—	52,537
Issuance of restricted shares, net of forfeitures	349,502	—	(347)	—	—	(347)	—	(347)
Exercise of stock options, net of forfeitures	1,021	—	—	—	—	—	—	—
Stock based compensation	—	—	2,765	—	—	2,765	—	2,765
Comprehensive loss:
Net loss	—	—	—	—	(12,460)	(12,460)	—	(12,460)
Comprehensive loss	—	—	—	—	—	(12,460)	—	(12,460)
Balance at December 31, 2010	64,179,115	316,346	23,200	—	(132,155)	207,391	—	207,391
Issuance of restricted shares, net of forfeitures	524,337	—	(436)	—	—	(436)	—	(436)
Exercise of stock options, net of forfeitures	3,298	—	—	—	—	—	—	—
Stock based compensation	—	—	2,612	—	—	2,612	—	2,612
Comprehensive loss:
Net loss	—	—	—	—	(1,764)	(1,764)	—	(1,764)
Comprehensive loss	—	—	—	—	—	(1,764)	—	(1,764)
Issuance of preferred stock of subsidiary	—	—	—	—	—	—	27,391	27,391
Balance at December 31, 2011	64,706,750	$316,346	$25,376	$—	$(133,919)	$207,803	$27,391	$235,194

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(740)	$(12,460)	$48,846
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	15,216	9,306	16,484
Impairment of natural gas and oil properties	—	—	68,729
Stock-based compensation	2,612	2,765	3,547
Unrealized natural gas hedge (gain) loss	(2,336)	(11,214)	7,767
Realized loss (gain) on derivative contracts	(1,735)	1,437	(3,053)
Amortization of deferred financing costs and debt discount	249	283	1,964
Accretion of asset retirement obligation	534	396	379
Loss on early extinguishment of debt	—	—	7,027
Gain on sale of assets	—	—	(211,162)
Unrealized warrant derivative (gain) loss	—	(205)	205
Dividend on preferred stock attributable to non-controlling interest	(1,024)	—	—
Accrued litigation settlement liability	—	3,150	—
Changes in operating assets and liabilities:
Accounts receivable	(6,672)	1,565	2,278
Commodity derivative contracts	(54)	1,232	2,893
Prepaid expenses	(100)	(522)	151
Accrued taxes payable	—	(1,420)	75,887
Accounts payable and accrued liabilities	4,303	(385)	(8,426)
Net cash provided by (used in) operating activities	10,253	(6,072)	13,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(73,718)	(58,512)	(49,230)
Advances to operators	(8,392)	(300)	(6,044)
Acquisition of natural gas and oil properties	—	(28,887)	—
Proceeds from sale of natural gas and oil properties	—	49,197	251,267
Proceeds from non-operators	18,740	98	(72)
Purchase of furniture and equipment	(454)	(308)	(42)
Purchase of term deposit	—	(4,855)	(69,662)
Net cash (used in) provided by investing activities	(63,824)	(43,567)	126,217
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of issuance costs	—	52,537	13,829
Proceeds from short-term loan	—	—	17,000
Proceeds from term loan	—	—	25,000
Proceeds from revolving credit facility	71,000	42,000	—
Repayment of 12 3/4% senior secured notes	—	—	(100,000)
Repayment of term loan	—	—	(25,000)
Repayment of revolving credit facility	(41,000)	(42,000)	(18,875)
Repayment of convertible senior unsecured subordinated debentures	—	—	(30,000)
Repayment of subordinated unsecured notes	—	—	(3,250)
Repayment of short-term loan	—	(17,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	27,391	—	—
Deferred financing charges	(276)	(27)	(2,466)
Other	(336)	(298)	(258)
Net cash provided by (used in) financing activities	56,779	35,212	(124,020)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,208	(14,427)	15,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,439	21,866	6,153
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,647	$7,439	$21,866
The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,595	$7,401
Accounts receivable, net of allowance for doubtful accounts of $551 and $571, respectively	10,703	4,034
Commodity derivative contracts	19,385	10,229
Prepaid expenses	1,088	999
Total current assets	41,771	22,663
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	78,302	162,230
Proved properties	514,349	345,034
Total natural gas and oil properties	592,651	507,264
Furniture and equipment	1,629	1,175
Total property, plant and equipment	594,280	508,439
Accumulated depreciation, depletion and amortization	(308,541)	(293,325)
Total property, plant and equipment, net	285,739	215,114
OTHER ASSETS:
Restricted cash	25	25
Commodity derivative contracts	4,130	8,482
Deferred charges, net	535	508
Advances to operators and other	2,067	304
Total other assets	6,757	9,319
TOTAL ASSETS	$334,267	$247,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,682	$8,288
Revenue payable	4,137	4,331
Accrued interest	144	138
Accrued drilling and operating costs	4,647	1,490
Advances from non-operators	19,523	783
Commodity derivative contracts	6,479	1,991
Commodity derivative premium payable	4,725	3,451
Accrued litigation settlement liability	800	3,164
Other accrued liabilities	1,654	2,017
Total current liabilities	59,791	25,653
LONG-TERM LIABILITIES:
Long-term debt	30,000	—
Commodity derivative contracts	1,163	1,521
Commodity derivative premium payable	—	4,725
Accrued litigation settlement liability	—	800
Asset retirement obligation	8,268	7,243
Due to parent	27,432	25,193
Total long-term liabilities	66,863	39,482
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 1,364,543 shares issued and outstanding at December 31, 2011 with liquidation preference of $25.00 per share	14	—
Common stock, no par value; 1,000 shares authorized; 750 shares issued and outstanding	239,431	240,431
Additional paid-in capital	27,377	—
Accumulated deficit	(59,209)	(58,470)
Total stockholders’ equity	207,613	181,961
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,267	$247,096

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
REVENUES:
Natural gas	$33,391	$30,811	$40,405
Oil	3,416	742	229
NGLs	1,092	—	—
Total natural gas, oil and NGLs revenues	37,899	31,553	40,634
Unrealized natural gas hedge gain (loss)	2,336	11,214	(7,767)
Total revenues	40,235	42,767	32,867
EXPENSES:
Production taxes	620	370	439
Lease operating expenses	8,629	6,676	6,568
Transportation, treating and gathering	4,501	4,654	1,547
Depreciation, depletion and amortization	15,216	9,306	16,484
Impairment of natural gas and oil properties	—	—	68,729
Accretion of asset retirement obligation	534	396	379
General and administrative expense	10,434	13,468	14,368
Litigation settlement expense	—	21,744	—
Total expenses	39,934	56,614	108,514
INCOME (LOSS) FROM OPERATIONS	301	(13,847)	(75,647)
OTHER INCOME (EXPENSE):
Interest expense	(112)	(97)	(731)
Early extinguishment of debt	—	—	(15,902)
Investment income and other	95	1,238	1,074
Gain on sale of assets	—	—	211,162
Foreign transaction gain	1	354	3,768
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	285	(12,352)	123,724
Provision for income tax expense (benefit)	—	(804)	70,117
NET INCOME (LOSS)	285	(11,548)	53,607
Dividend on preferred stock	1,024	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDER	$(739)	$(11,548)	$53,607

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2008	—	$—	750	$210,894	—	$2,637	$(100,529)	$113,002
Distribution to Parent	—	—	—	(4,000)	—	—	—	(4,000)
Comprehensive income:
Commodity derivatives reclassified to earnings and other	—	—	—	—	—	(2,637)	—	(2,637)
Net income	—	—	—	—	—	—	53,607	53,607
Comprehensive income	—	—	—	—	—	—	—	50,970
Balance at December 31, 2009	—	—	750	206,894	—	—	(46,922)	159,972
Distribution to Parent	—	—	—	(19,000)	—	—	—	(19,000)
Contribution from Parent	—	—	—	52,537	—	—	—	52,537
Comprehenisve loss:
Net loss	—	—	—	—	—	—	(11,548)	(11,548)
Comprehensive loss								(11,548)
Balance at December 31, 2010	—	—	750	240,431	—	—	(58,470)	181,961
Distribution to Parent	—	—	—	(1,000)	—	—	—	(1,000)
Contribution from Parent	—	—	—	—	—	—	—	—
Issuance of preferred stock	1,364,543	14	—	—	27,377	—	—	27,391
Preferred stock dividends	—	—	—	—	—	—	(1,024)	(1,024)
Comprehenisve income:
Net income	—	—	—	—	—	—	285	285
Comprehensive income								285
Balance at December 31, 2011	1,364,543	$14	750	$239,431	$27,377	$—	$(59,209)	$207,613

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(739)	$(11,548)	$53,607
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	15,216	9,306	16,484
Impairment of natural gas and oil properties	—	—	68,729
Stock-based compensation	2,612	2,765	3,547
Unrealized natural gas hedge (gain) loss	(2,336)	(11,214)	7,767
Realized loss (gain) on derivative contracts	(1,735)	1,437	(3,053)
Amortization of deferred financing costs and debt discount	249	247	1,293
Accretion of asset retirement obligation	534	396	379
Loss on early extinguishment of debt	—	—	7,027
Gain on sale of assets	—	—	(211,162)
Litigation settlement payable	—	3,150	—
Changes in operating assets and liabilities:
Accounts receivable	(6,669)	1,562	2,279
Commodity derivative contracts	(54)	1,232	2,893
Prepaid expenses	(137)	(552)	128
Accrued taxes payable	—	(1,420)	75,887
Accounts payable and accrued liabilities	4,236	(45)	(8,309)
Net cash provided by (used in) operating activities	11,177	(4,684)	17,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(73,718)	(58,512)	(49,230)
Advances to operators	(8,392)	(300)	(6,044)
Acquisition of natural gas and oil properties	—	(28,887)	—
Proceeds from sale of natural gas and oil properties	—	49,197	251,267
Proceeds from non-operators	18,740	98	(72)
Purchase of furniture and equipment	(454)	(308)	(42)
Purchase of term deposit	—	(4,855)	(69,662)
Net cash (used in) provided by investing activities	(63,824)	(43,567)	126,217
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	—	25,000
Proceeds from revolving credit facility	71,000	—	—
Repayment of 12 3/4% senior secured notes	—	—	(100,000)
Repayment of term loan	—	—	(25,000)
Repayment of revolving credit facility	(41,000)	—	(18,875)
Proceeds from issuance of preferred stock, net of issuance costs	27,391	—	—
Deferred financing charges	(276)	(27)	(2,217)
Contribution from (distribution to) Parent, net	(1,374)	33,822	(6,939)
Other	100	49	12
Net cash provided by (used in) financing activities	55,841	33,844	(128,019)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,194	(14,407)	15,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,401	21,808	6,114
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,595	$7,401	$21,808
The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Gastar Exploration Ltd. is an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States (“U.S.”). Gastar Exploration Ltd.'s principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar Exploration Ltd. is currently pursuing the development of liquids-rich natural gas in the Marcellus Shale play in the Appalachia area of West Virginia and central and southwestern Pennsylvania. Gastar Exploration Ltd. also holds prospective acreage in the deep Bossier play in East Texas and conducts coal bed methane (“CBM”) development activities within the Powder River Basin of Wyoming and Montana.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
These financial statements are a combined presentation of the consolidated financial statements of the Company and Gastar USA. Separate information is provided for the Company and Gastar USA as required. Except as otherwise noted, there are no material differences between the consolidated information for the Company presented herein and the consolidated information of Gastar USA.
The consolidated financial statements of the Company and Gastar USA are stated in U.S. dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, related disclosure of contingent assets and liabilities, proved natural gas and oil reserves and the related disclosures in the accompanying consolidated financial statements. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows. See Note 19, “Supplemental Oil and Gas Disclosures.”
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
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Parent and the consolidated accounts of all its subsidiaries. The wholly-owned subsidiaries included in these consolidated accounts are Gastar USA, Gastar Exploration Texas, Inc. (“Gastar Texas, Inc.”), Gastar Exploration Texas LP (“Gastar Texas”), Gastar Exploration Texas LLC (“Gastar Texas LLC”), Gastar Exploration New South Wales, Inc. (“Gastar New South Wales”), Gastar Exploration Victoria, Inc. (“Gastar Victoria”) and, prior to 2009, Gastar Power Pty Ltd. (“Gastar Power”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements of Gastar USA include the accounts of Gastar USA and the consolidated accounts of all its subsidiaries. The wholly-owned subsidiaries included in these consolidated accounts are Gastar Texas, Inc., Gastar Texas, Gastar Texas LLC, Gastar New South Wales, Gastar Victoria, and, prior to 2009, Gastar Power. All significant

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company's cash and cash equivalents, which includes short-term investments such as money market deposits with a maturity of three months or less when purchased, amounted to $10.6 million and $7.4 million as of December 31, 2011 and 2010, respectively. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss.
Accounts Receivable
Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a review of the Company’s receivables. Receivable accounts are charged off when collection efforts have failed and the account is deemed uncollectible.
A summary of the activity related to the allowance for doubtful accounts is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Allowance for doubtful accounts, beginning of year	$571	$609	$560
Expense	—	—	49
Reductions	(20)	(38)	—
Allowance for doubtful accounts, end of year	$551	$571	$609
Deferred Financing Costs
Deferred financing costs include costs of debt financings undertaken by the Company, including commissions, legal fees and other direct costs of financing. Using the effective interest method, the deferred financing costs are amortized over the term of the related debt instrument to interest expense.

The following table indicates deferred charges and related accumulated amortization as of the dates indicated:

	As of December 31,
	2011	2010

Deferred charges	$2,249	$1,974
Accumulated amortization	(1,714)	(1,466)
Deferred charges, net	$535	$508
Natural Gas and Oil Properties
The Company follows the full cost method of accounting for natural gas and oil operations, whereby all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis and are amortized as reserves are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. With the sale of the Company’s Australian Assets (as defined under Note 3, “Property, Plant and Equipment – Sale of Petroleum Exploration Licenses 238, 433 and 434 and Repayment of Debt”) in 2009, the U.S. is the Company’s only remaining cost center. Capitalized costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.
Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company’s estimate of proved reserves is based on the quantities of natural gas and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc. (“NSAI”) and Wright & Company, Inc. (“Wright”) prepare a reserve and economic evaluation of all the Company’s properties on a well-by-well basis utilizing information provided by the Company and information available from state agencies that collect information reported to it by the operators of the Company’s properties. As discussed below, the estimate of the Company’s proved reserves as of December 31, 2011 and 2010 have been prepared and presented in accordance with current rules and accounting standards promulgated by the Securities and Exchange Commission (the “SEC”). These rules require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on a 12-month unweighted arithmetic average of the first-day-of-the-month price. The previous rules required that reserve estimates be calculated using year-end pricing.
Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The Company prepares its reserve estimates and the projected cash flows derived from these reserve estimates in accordance with SEC guidelines. NSAI and Wright adhere to the same guidelines when preparing the reserve report. The accuracy of the Company’s reserve estimates is a function of many factors, including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas, oil and NGLs eventually recovered.
The Company assesses unproved properties for impairment periodically and recognizes a loss where circumstances indicate impairment in value. In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current drilling plans, favorable or unfavorable activity on the properties being evaluated and/or adjacent properties and current market conditions. In the event that factors indicate an impairment in value, unproved properties leasehold costs are reclassified to proved properties and depleted.
Capitalized Interest
The Company capitalizes interest on assets not being amortized related to specific projects such as its drilling in progress and unproven natural gas and oil property expenditures. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to the qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The primary debt instrument included in the rate calculation of capitalized interest incurred for the year-ended December 31, 2011 was the Revolving Credit Facility (as defined under Note 5, “Long-Term Debt”). Currently, the Company only capitalizes interest on its Revolving Credit Facility. The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets. Capitalized interest costs were approximately $817,000, $633,000 and $10.8 million for 2011, 2010 and 2009, respectively.

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
Derivative Instruments and Hedging Activity
The Company uses derivative instruments in the form of natural gas costless collars, index swaps, basis and fixed price swaps and put and call options to manage price risks resulting from fluctuations in commodity prices of natural gas and oil associated with future natural gas production. Derivative instruments are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings. Fair value is assessed, measured and estimated by obtaining forward commodity pricing, credit adjusted risk-free interest rates and, as necessary, estimated volatility factors. The fair values the Company reports in its consolidated financial statements change as estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond the Company’s control. Gains and losses on derivatives are included in revenue in the period in which they occur. The resulting cash flows from derivatives are reported as cash flows from operating activities. See Note 9, “Derivative Instruments and Hedging Activity.”
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
Effective October 1, 2008, the Company discontinued hedge accounting on all existing derivative contracts and elected not to designate any additional derivative contracts as cash flow hedges. As a result, any subsequent changes in the fair values of discontinued cash flow hedging instruments or new derivative contracts for future production are recognized in unrealized natural gas hedge gain (loss) within the Company’s consolidated statements of operations. Any gains or losses previously deferred under cash flow hedge accounting remained in accumulated other comprehensive income until the previously hedged production affected earnings or was no longer probable of occurring. All amounts previously recorded in other comprehensive income in 2008 were recorded in natural gas and oil revenues during 2009 as the hedged production was delivered. For 2011, 2010 and 2009, realized gains or losses from derivative contracts are included in natural gas revenues in the Company’s consolidated statement of operations.
Revenue Recognition
The Company uses the sales method of accounting for the sale of its natural gas, oil, condensate and NGLs and records revenues from the sale of such products when delivery to the customer has occurred and title has transferred. This recording of revenues occurs when natural gas, oil, condensate or NGLs have been delivered to a pipeline or a tank lifting has occurred. Under the sales method, revenues are recorded based on the Company’s net revenue interest, as delivered. When actual natural gas sales volumes exceed our delivered share of sales volumes, an over-produced imbalance occurs. To the extent an over-produced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. The Company had no material gas imbalances at December 31, 2011 and 2010.
The Company records its share of revenues based on production volumes and contracted sales prices. The sales price for natural gas, oil, condensate and NGLs are adjusted for transportation cost and other related deductions. The transportation costs and other deductions are based on contractual or historical data and do not require significant judgment. Subsequently, these deductions and transportation costs are adjusted to reflect actual charges based on third party documents once received by the Company. In addition, natural gas, oil, condensate and NGLs volumes sold are not significantly different from the Company’s share of production.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company calculates and pays royalties on natural gas, oil, condensate and NGLs in accordance with the particular contractual provisions of the lease. Royalty liabilities are recorded in conjunction with the cash receipts for natural gas, oil and NGLs revenues and are included in revenue payable on the Company’s consolidated balance sheet.
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
Foreign Currency Exchange
The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for Parent and all consolidated subsidiaries is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction.
The majority of the Company’s operations are conducted in U.S. dollars. Prior to July 2009, the Company conducted natural gas property development in Australia. The Australian Assets were sold in July 2009, prior to reaching commercial operations. As a result of the sale of the Australian Assets, the Company no longer has long lived assets outside of the U.S. Limited operations are conducted by Parent in Canada.
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
Deferred Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are routinely evaluated to determine the likelihood of realization and the Company must estimate its expected future taxable income to complete this assessment. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events such as future operating conditions, particularly related to prevailing natural gas, oil and NGLs prices, and future financial conditions. The estimates or assumptions used in determining future taxable income are consistent with those used in internal budgets and forecasts. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company has established a valuation allowance to offset its net deferred tax asset since, on a more likely than not basis, such benefits are not considered recoverable at this time.
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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Recent Accounting Developments
The following recently issued accounting pronouncements have been adopted or may impact us in future periods:
Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to previously issued guidance regarding the reporting and presentation of other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Earlier application is permitted. The adoption of this guidance will not impact our operating results, financial position or cash flows upon adoption.
Fair Value Measurement. In May 2011, the FASB issued an amendment to previously issued guidance regarding fair value measurement and disclosure requirements. The amendments explain how to measure fair value and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

International Financial Reporting Standards. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance will not impact our operating results, financial position or cash flows upon adoption.
Business Combinations. In December 2010, the FASB's Emerging Issues Task Force issued an amendment to previously issued guidance regarding the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under current guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Earlier application is permitted. The adoption of this guidance did not impact our operating results, financial position or cash flows.
3. Property, Plant and Equipment
The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the states of Texas, Pennsylvania, West Virginia, Wyoming and Montana in the U.S. The Company’s Australian properties were sold in July 2009. The Company’s total property, plant and equipment consists of the following:

	December 31,
	2011	2010
	(in thousands)
Natural gas and oil properties, full cost method of accounting:
Unproved properties	$78,302	$162,230
Proved properties	514,357	345,042
Total natural gas and oil properties	592,659	507,272
Furniture and equipment	1,629	1,175
Total property and equipment	594,288	508,447
Impairment of proved natural gas and oil properties	(187,152)	(187,152)
Accumulated depreciation, depletion and amortization	(121,396)	(106,180)
Total accumulated depreciation, depletion and amortization	(308,548)	(293,332)
Total property and equipment, net	$285,740	$215,115
The Company's unproved properties not being amortized consisted of the following for the periods indicated:

	December 31,
	2011	2010
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$3,958	$17,603
Acreage acquisition costs	68,217	126,388
Capitalized interest	6,127	18,239
Total unproved properties excluded from amortization	$78,302	$162,230
For the year ended December 31, 2011, management’s evaluation of unproved properties resulted in an impairment of unproved properties. Due to a decline in natural gas prices and the planned reduction in drilling activity for 2012 in East Texas, the Company reclassified $63.8 million of unproved properties to proved properties at December 31, 2011. For the year ended December 31, 2010, management's evaluation of unproved properties did not result in an impairment.
For the year ended December 31, 2011, management's ceiling test evaluation utilized a weighted average price of $4.88 per Mcfe and did not result in an impairment of proved properties. For the year ended December 31, 2010, management’s

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ceiling test evaluation utilized a weighted average price of $3.59 per Mcfe and did not result in an impairment of proved properties. For the year ended December 31, 2009, management's ceiling test evaluation at March 31, 2009 utilized a weighted average price of $2.66 per Mcfe and resulted in an impairment of proved properties of $68.7 million.
Atinum Joint Venture
In September 2010, Gastar USA entered into a joint venture (the "Atinum Joint Venture") pursuant to a purchase and sale agreement with an affiliate of Atinum Partners Co., Ltd. ("Atinum"), a Korean investment firm.  Pursuant to the agreement, at the closing of the transactions on November 1, 2010, Gastar USA assigned to Atinum an initial 21.43% interest in all of its existing Marcellus Shale assets in West Virginia and Pennsylvania, which consisted of approximately 37,600 gross (34,200 net) acres and a 50% working interest in 16 producing shallow conventional wells and one non-producing vertical Marcellus Shale well. Atinum paid Gastar USA approximately $30.0 million in cash at the closing and paid an additional $40.0 million of Gastar USA's share of drilling costs over time in the form of a "drilling carry." Upon completion of the funding of the drilling carry, Gastar USA made additional assignments to Atinum, as necessary, so Atinum now owns a 50% interest in the 34,200 net acres of Marcellus Shale rights initially owned by Gastar USA. The terms of the drilling carry required Atinum to fund its ultimate 50% share of drilling, completion and infrastructure costs along with 75% of Gastar USA’s ultimate 50% share of those same costs until the $40.0 million drilling carry had been satisfied. Atinum completed the funding of the drilling carry as of December 31, 2011.
The Atinum Joint Venture is pursuing an initial three-year development program that calls for the partners to drill a minimum of 12 horizontal wells in 2011 and 20 and 24 operated horizontal wells in each of 2012 and 2013, respectively. As of December 31, 2011, 17 operated wells were drilled and cased under the Atinum Joint Venture. Through June 30, 2011, an initial AMI was established for potential additional acreage acquisitions in Ohio and New York along with the counties in West Virginia and Pennsylvania in which the initial Atinum Joint Venture interests were located. Within this initial AMI, Gastar USA will act as operator and is obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum will pay Gastar USA on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million. Subsequent to June 30, 2011, Atinum has the right to participate in any leasehold acquisitions made by Gastar USA outside of the initial AMI and within Ohio, New York, West Virginia or Pennsylvania, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the existing Atinum Joint Venture.
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
Sale of Petroleum Exploration Licenses 238, 433, and 434 and Repayment of Debt
On July 13, 2009, Gastar New South Wales and Gastar USA completed the sale of all of the Company’s 35% working interest in Petroleum Exploration Licenses (“PEL”) 238 (including Petroleum Production License 3), PEL 433, and PEL 434 in New South Wales, Australia and the concurrent sale of the Company’s common shares of Gastar Power, the Company’s wholly-owned subsidiary holding its 35% working interest in the Wilga Park Power Station (collectively, the “Australian Assets”), to Santos QNT Pty Ltd. and Santos International Holdings Pty Ltd. (collectively, “Santos”) for an aggregate purchase price of $250.4 million (AU$320.0 million), before transaction costs of $1.5 million, resulting in a gain on the sale of assets of $211.2 million. The sale was made pursuant to a definitive sale agreement dated July 2, 2009 by and among Gastar New South Wales, Gastar USA and Santos. The sale agreement also acknowledged the Company’s retention of its right to future cash payments of up to $10.0 million pursuant to a pre-existing farm-in agreement in the event certain production thresholds are reached on PEL 238.
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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sale of East Texas Gas Gathering System
On November 16, 2009, Gastar USA completed the sale of all of its interest in the Hilltop gas gathering system (the “Hilltop Gathering System”), located in Leon and Robertson Counties, Texas, pursuant to a purchase and sale agreement with Hilltop Resort GS, LLC (“Hilltop Resort”), dated as of November 16, 2009, whereby Gastar USA conveyed its 70% interest in the Hilltop Gathering System to Hilltop Resort for approximately $19.1 million, net of transaction costs and expenses. Gastar USA also entered into purchase and sale agreements dated November 16, 2009 with two existing working interest owners in the Hilltop area of East Texas, whereby Gastar USA conveyed the remaining 30% of its interest in the Hilltop Gathering System for an aggregate $2.7 million, net of working interest owner costs owed to Gastar USA. At the time of the sale, the Hilltop Gathering System was comprised of 20 miles of natural gas pipeline connected to 19 company-operated wells, which produce from the middle and lower Bossier and Knowles formations in East Texas.
On November 16, 2009, concurrent with Gastar USA’s sale of its Hilltop Gathering System, Gastar Texas entered into a gas gathering agreement (“Hilltop Gathering Agreement”) effective November 1, 2009, with Hilltop Resort for an initial term of 15 years. The Hilltop Gathering Agreement covers delivery of Gastar USA’s gross production of natural gas in the Hilltop area of East Texas to certain delivery points provided under the gas sales contract, as well as additional delivery points that, from time to time, may be added. Gastar USA is also obligated to connect new wells that it drills within the area covered by the Hilltop Gathering Agreement to the Hilltop Gathering System. The Hilltop Gathering Agreement provides for a minimum quarterly gathering gross production volume of 50.0 MMcf per day (35.0 MMcf per day net to Gastar USA) times the number of days in the quarter for five years from the effective date of November 1, 2009. If quarterly production is less than the minimum quarterly requirement, the gathering fee is payable on such deficit. If excess quarterly production exists, such excess is carried forward to be used to offset any future deficit quarters. The gathering fee on the initial gross 25 Bcf of production is $0.325 per Mcf, reducing in steps to $0.225 per Mcf when cumulative gross production reaches 300 Bcf. In October 2011, the cumulative gross production contractual volume of 25 Bcf was reached and the fee was reduced to $0.30 per Mcf. For the years ended December 31, 2011, 2010 and 2009, Gastar USA paid $1.5 million, $1.3 million and $78,000, respectively, to Hilltop Resort as a result of actual production volumes being less than minimum contractual volume requirements per the Hilltop Gathering Agreement. Gastar USA does not expect to meet the minimum quarterly requirements in the near future.
4. Short-Term Loan
On November 20, 2009, Parent entered into a $17.0 million secured short-term loan agreement with the lender parties and administrative agent thereto (the “Short-Term Loan”). Concurrent with the execution of the Short-Term Loan, Parent drew $17.0 million and used the proceeds, together with cash on hand, to repay all $19.7 million of its then outstanding 9.75% convertible senior unsecured subordinated debentures due November 20, 2009 (the “Convertible Subordinated Debentures”).
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
In order to provide for Parent’s borrowings under the Short-Term Loan and related repayments and the granting of the Second Lien, on November 20, 2009, Gastar USA, together with Parent and certain of its subsidiaries as the guarantors (“Subsidiary Guarantors”), and the lenders and administrative agent party thereto, entered into the Consent and First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) amending the Revolving Credit Facility. See Note 5, “Long-Term Debt, Revolving Credit Facility.”
The Short-Term Loan was repaid in full on January 8, 2010.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Long-Term Debt
Amended and Restated Revolving Credit Facility
On October 28, 2009, Gastar USA, together with Parent and Subsidiary Guarantors, and the lenders, administrative agent and letter of credit issuer party thereto, entered into an amended and restated credit facility, amending and restating in its entirety the original revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provided an initial borrowing base of $47.5 million, with borrowings bearing interest, at Gastar USA's election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.50% is payable quarterly, based on the unutilized balance of the borrowing base. The Revolving Credit Facility had an original scheduled maturity date of January 2, 2013.
In order to provide for the Company’s borrowings under the Short-Term Loan and related repayments and the granting of the Second Lien on November 20, 2009, Gastar USA, together with Parent and Subsidiary Guarantors and the lender parties and administrative agent thereto, entered into the First Amendment amending the Revolving Credit Facility. In addition to permitting the incurrence of debt under the Short-Term Loan, the First Amendment also amended the Revolving Credit Facility, by, among other things, reducing the borrowing base from $47.5 million to $30.5 million until the Short-Term Loan was repaid in full, at which time the borrowing base would be automatically increased to $47.5 million until the next scheduled borrowing base redetermination. The borrowing base was increased to $47.5 million from $30.5 million subsequent to the repayment of the Short-Term Loan in January 2010.
The Revolving Credit Facility is guaranteed by Parent and all of its current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility. Borrowings and related guarantees under the Revolving Credit Facility are secured by a first priority lien on all domestic natural gas and oil properties owned by or later acquired by Gastar USA and its subsidiaries, excluding de minimus value properties as determined by the lender. The facility is secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the Issuer and 65% of the stock of each foreign subsidiary of Gastar USA.
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
All outstanding amounts owed under the Revolving Credit Facility become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments under the Revolving Credit Facility;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a Change of Control (as defined in the Revolving Credit Facility) of the Parent.
Should there occur a Change of Control of Parent, then, five days after such occurrence, immediately and without notice, (i) all amounts outstanding under the Revolving Credit Facility shall automatically become immediately due and payable and (ii) the commitments shall immediately cease and terminate unless and until reinstated by the lender in writing. If amounts outstanding under the Revolving Credit Facility become immediately due, the obligation of Gastar USA, with respect to any commodity hedge exposure, shall be to provide cash as collateral to be held and administered by the lender as collateral agent.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following the scheduled semi-annual borrowing base redetermination in May 2010, on June 24, 2010, Gastar USA, together with the other parties thereto, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”) amending that certain Amended and Restated Credit Agreement dated October 28, 2009 (as amended by the First Amendment, the Second Amendment, the Third Amendment (as defined below) and the Fourth Amendment (as defined below), the "Credit Agreement"). The Second Amendment amended the Revolving Credit Facility, by, among other things, allowing Gastar USA (i) to hedge up to 80% of the proved developed producing (“PDP”) reserves reflected in its reserve report using hedging other than floors and protective spreads, (ii) relatedly, to present to the administrative agent a report showing any PDP additions resulting from new wells or the conversion of proved developed non-producing reserves to PDP reserves since the last reserve report in order to hedge the revised PDP reserves, and (iii) removing limitations on hedging using floors and protective spreads. Additionally, the Second Amendment reduced the borrowing base under the Revolving Credit Facility to $40.0 million from $47.5 million. On October 1, 2010, the borrowing base was increased to $47.5 million from the previous borrowing base of $40.0 million.
On June 14, 2011, Gastar USA , together with the parties thereto, entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment amended the Revolving Credit Facility, by, among other things, allowing Gastar USA to issue Series A Preferred Stock (as defined below) described in Note 10, “Capital Stock” and, as long as no default exists or would result from such payment and availability under the Revolving Credit Facility equals at least 10% of the then-existing borrowing base under the Revolving Credit Facility, pay cash dividends on the Series A Preferred Stock of no more than $10.0 million in the aggregate in each calendar year.
On December 2, 2011, Gastar USA, together with the parties thereto, entered into the Fourth Amendment to Amended and Restated Credit Agreement, effective as of November 10, 2011 (the “Fourth Amendment”). The Fourth Amendment amended the Credit Agreement, by, among other things, (i) extending the maturity date on borrowings under the Revolving Credit Facility to September 30, 2015; (ii) allowing Gastar USA to hedge up to 100% of the PDP reserves reflected in its reserve report using hedging other than floors and protective spreads; and (iii) allowing no more than ten separate LIBO Rate Loans to be outstanding at one time.
As of December 31, 2011, the Revolving Credit Facility had a borrowing base of $50.0 million, with $30.0 million of borrowings outstanding and availability of $20.0 million. Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year, with the next regularly scheduled redetermination set for November 2012. Gastar USA has requested that the May 2012 redetermination be accelerated to March 2012. Gastar USA and the lenders may request one additional unscheduled redetermination annually. On March 5, 2012, Gastar USA was notified by its lenders that, effective immediately, the borrowing base was increased from $50.0 million to $100.0 million resulting in current availability of $73.0 million as of March 6, 2012.
At December 31, 2011, Gastar USA was not in compliance with the current ratio covenant under the Revolving Credit Facility. Gastar USA was granted a waiver in regards to the current ratio at December 31, 2011 and in conjunction with such waiver, Gastar USA was in compliance with all financial covenants under the Revolving Credit Facility at December 31, 2011. Gastar USA does not anticipate any issues with current ratio compliance in the future.

Other Debt
Credit support for the Company’s open derivatives at December 31, 2011 is provided through inter-creditor agreements or open accounts of up to $5.0 million.
$25.0 Million Term Loan
On February 17, 2009, Gastar USA drew $25.0 million under a $25.0 million term loan (the “$25.0 Million Term Loan”) to fund current and future capital commitments and operating costs. The $25.0 Million Term Loan bore interest at a fixed rate of 20% per annum and was to mature on February 15, 2012. The annual effective interest rate, after amortization of the fees paid to establish the $25.0 Million Term Loan was 21.9%. The $25.0 Million Term Loan contained various customary covenants, including restrictions on liens, restrictions on incurring other indebtedness without the lender’s consent, restrictions on dividends and other restricted payments, and maintenance of various financial ratios consistent with the Company's original revolving credit facility. Amounts outstanding under the $25.0 Million Term Loan could be repaid prior to maturity, with a prepayment premium of 10% if repaid prior to December 31, 2009, and a prepayment premium of 5% if repaid between January 1, 2010 and December 31, 2010. Upon a Change of Control (as defined in the $25.0 Million Term Loan), all amounts outstanding under the $25.0 Million Term Loan were to be immediately due and payable.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts outstanding under the $25.0 Million Term Loan were secured by a first priority lien on Gastar USA’s and certain of Parent’s subsidiaries’ primary natural gas and oil assets and certain other properties. The $25.0 Million Term Loan and other existing and future indebtedness incurred under the Company’s original revolving credit facility were senior to the liens securing the 12 3/4% Senior Secured Notes.
On July 13, 2009, the Company used approximately $27.5 million of the proceeds from the Australian Assets sale, described above, to repay in full, and thereby terminate, the $25.0 Million Term Loan.
12 3/4% Senior Secured Notes
On November 29, 2007, Gastar USA sold $100.0 million aggregate principal amount of 12 3/4% senior secured notes (the “12 3/4% Senior Secured Notes”) at an issue price of 99.50% pursuant to an indenture, dated as of November 29, 2007 (the “Base Indenture”), by and among Parent, Gastar USA, Wells Fargo Bank, National Association, as trustee and Collateral Agent (the “Trustee”) and certain subsidiaries of Parent. The 12 3/4% Senior Secured Notes were fully and unconditionally guaranteed (the “Guarantees”) jointly and severally by Gastar USA, Parent, and all of Parent’s existing and future material domestic subsidiaries. The 12 3/4% Senior Secured Notes and the Guarantees were secured by a second lien on Gastar USA’s principal domestic natural gas and oil properties and other assets that also secured the Company's original revolving credit facility, subject to certain exceptions. The 12 3/4% Senior Secured Notes were to mature on December 1, 2012. On February 16, 2009, the parties to the Indenture entered into a supplemental indenture with the Trustee to amend and modify the Indenture (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”) to enable the Company to enter into the $25.0 Million Term Loan.
On July 13, 2009, Gastar USA initiated an offer (the “Asset Sale Offer”) to purchase any and all of its outstanding 12 3/4% Senior Secured Notes from the holders upon the terms and subject to the conditions set forth in the asset sale offer statement, dated July 13, 2009 (the “Asset Sale Offer Statement”). The Asset Sale Offer Statement was made in accordance with the terms of the Indenture.
The purpose of the Asset Sale Offer was to comply with the provisions of the Indenture, whereby if the Company had major asset sale excess proceeds (as defined therein) following the receipt of net proceeds from a sale of assets, the Company was required to offer to purchase the maximum principal amount of 12 3/4% Senior Secured Notes that could be purchased with such major asset sale excess proceeds.
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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Asset Retirement Obligation
A summary of the activity related to the asset retirement obligation is as follows:

	For the Years Ended December 31,
	2011	2010
	(in thousands)
Asset retirement obligation, beginning of year	$7,249	$5,943
Liabilities incurred during period	492	1,023
Accretion expense	534	396
Revision in previous estimates and other	—	(113)
Asset retirement obligation, end of year	$8,275	$7,249
7. Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements.  The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 inputs. During the year ended December 31, 2011, the Company recognized an impairment of unproved properties and reclassified from unproved to proved properties $63.8 million due to a decline in natural gas prices and the planned reduction in drilling activity for 2012 in East Texas. During the year ended December 31, 2010, the Company's evaluation of unproved properties did not result in an impairment. As no other fair value measurements are required to be recognized on a non-recurring basis at December 31, 2011, no additional disclosures are provided at December 31, 2011.
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

•
Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. These inputs may be used with internally developed methodologies or third party broker quotes that result in management’s best estimate of fair value. The Company’s valuation models consider various inputs including (i) quoted forward prices for commodities, (ii) time value, (iii) volatility factors and (iv) current market and contractual prices for the underlying instruments. Level 3 instruments are natural gas costless collars, index, basis and fixed price swaps, put and call options and warrants. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values below incorporates various factors, including the impact of the counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. The Company has not elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, but report them gross on its consolidated balance sheets.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$10,647	$—	$—	$10,647
Restricted cash	50	—	—	50
Commodity derivative contracts	—	—	23,515	23,515
Liabilities:
Commodity derivative contracts	—	—	(7,642)	(7,642)
Total	$10,697	$—	$15,873	$26,570

	Fair value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$7,439	$—	$—	$7,439
Restricted cash	50	—	—	50
Commodity derivative contracts	—	—	18,711	18,711
Liabilities:
Commodity derivative contracts	—	—	(3,512)	(3,512)
Total	$7,489	$—	$15,199	$22,688
The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2011 and 2010. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at December 31, 2011 and 2010.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Years Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$15,199	$7,638
Total gains (realized or unrealized):
included in earnings (1)	12,068	15,509
included in other comprehensive income	—	—
Purchases	—	—
Issuances	—	—
Settlements	(11,394)	(7,948)
Transfers in and (out) of Level 3	—	—
Balance at end of period	$15,873	$15,199
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011 and 2010	$2,336	$11,419
_______________

(1)	Included in total revenues and other income (expense) on the statement of operations.
At December 31, 2011, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature.
The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 9, “Derivative Instruments and Hedging Activity.”
8. Equity Compensation Plans
Share-Based Compensation Plan
At the annual meeting of shareholders held June 4, 2009 (the “Annual Meeting”), Parent's shareholders approved amendments to Parent’s 2006 Long-Term Stock Incentive Plan (the “2006 Plan”) that, effective as of April 1, 2009, merged the Parent’s Stock Option Plan (the “2002 Stock Option Plan”) with and into the 2006 Plan so that all outstanding equity awards and all future equity awards to be made to employees, officers and directors of the Company would be under the 2006 Plan. The merging of the 2002 Stock Option Plan with and into the 2006 Plan resulted in the cessation of the existence of the 2002 Stock Option Plan and the transfer of all common shares previously reserved and available for issuance under the 2002 Stock Option Plan, including any common shares subject to outstanding stock option awards previously granted under the 2002 Stock Option Plan prior to the effective date of the amendments, to the common shares reserved under the 2006 Plan.
Additionally, the amendments to the 2006 Plan (i) provide that the Compensation Committee of the Parent, at its discretion, may provide, in an award agreement, that an individual who is granted an award under the 2006 Plan (a “participant”) may elect to have common shares withheld from or netted against the total number of common shares otherwise issuable to such participant pursuant to his award in order to pay the exercise or purchase price of such award and/or to satisfy all employer tax withholding obligations with respect to the participant’s award under the 2006 Plan, (ii) clarify that common shares issuable under the 2006 Plan and forfeited back to the 2006 Plan will be deemed not to have been issued under the 2006 Plan and will again be available for the grant of an award under the 2006 Plan, (iii) provide that common shares withheld from or netted against an award granted under the 2006 Plan for payment of (a) the exercise or purchase price of an award and (b) all applicable employer tax withholding obligations associated with an award will be deemed not to have been issued under the 2006 Plan and will again be available for the grant of an award under the 2006 Plan, (iv) provide that the maximum number of common shares that may be subject to stock options, bonus stock awards and stock appreciation rights granted to any one individual during any calendar year may not exceed 200,000 common shares (subject to adjustment pursuant to Section 11(a) of the 2006 Plan) and (v) provide that the definition of “performance criteria” in the 2006 Plan include a criteria relating to the growth of proved natural gas and oil reserves of the Company.
The 2006 Plan authorizes Parent’s Board of Directors (the "Parent Board") to issue stock options, stock appreciation rights, bonus stock awards and any other type of award, which are consistent with the 2006 Plan’s purposes to directors, officers

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and employees of the Company and its subsidiaries covering a maximum of 6.0 million common shares. The contractual lives and vesting periods for grants are determined by the Parent Board at the time a grant is awarded. Recent stock option grants have an expiration of ten years. The vesting schedule for stock option grants has varied from two years to four years but generally has been over a four-year period vesting at 25% per year beginning on the first anniversary date of the grant. Stock options granted pursuant to the 2006 Plan have exercise prices determined by the Parent Board, but an exercise price cannot be less than the market price on the date immediately prior to the date of grant as reported by any stock exchange on which Parent’s common shares are listed. The vesting period for recent restricted common stock grants has been from two to four years, vesting annually from the date of grant in equal proportions.
On August 3, 2009, Parent’s common shares began trading on a post 1-for-5 reverse split (the “1-for-5 Reverse Split”) basis. All common shares and per share information has been adjusted to reflect the 1-for-5 Reverse Split. See Note 10, “Capital Stock.”
At December 31, 2011, 1,143,490 common shares of Parent were available for future stock-based compensation grants under the 2006 Plan. All common shares issued upon the exercise of stock option grants or vesting of restricted share grants are authorized, issued by Parent and are fully paid and non-assessable.
 Determining Fair Value of Stock Options
In determining the fair value of stock option grants, the Company utilized the following assumptions:
Valuation and Amortization Method. The Company estimates the fair value of stock option awards using the Black-Scholes-Merton valuation model. The fair value of all awards is expensed using the “graded-vesting method.”
Expected Life. The expected life of stock options granted represents the period of time that stock options are expected, on average, to be outstanding. The Company determined the expected life to be 6.25 years, based on historical information, for all stock options issued with four-year vesting periods and ten-year grant expirations.
Expected Volatility. Using the Black-Scholes-Merton valuation model, the Company estimates the volatility of Parent's common shares at the beginning of the quarter in which the stock option is granted. The volatility is based on weighted average historical movements of Parent’s common share price on the NYSE Amex over a period that approximates the expected life.
Risk-Free Interest Rate. The Company utilizes a risk-free interest rate equal to the rate of U.S. Treasury zero-coupon issues as of the date of grant with a term equivalent to the stock option’s expected life.
Expected Dividend Yield. Parent has not paid any cash dividends on its common shares and does not anticipate paying any cash dividends in the foreseeable future. Consequently, a dividend yield of zero is utilized in the Black-Scholes-Merton valuation model.
Expected Forfeitures. Forfeitures of unvested stock options and restricted common shares are calculated at the beginning of the year as a percentage of all stock option and restricted common share grants. For 2011, 2010 and 2009, the Company used forfeiture rates in determining compensation expense of 8.5%, 9.8% and 6.5%, respectively.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton valuation pricing model. The table below summarizes the number of stock options granted and the fair value assumptions for the stock options granted for the period indicated:

	For the Years Ended December 31,
	2011	2010	2009
Stock options granted during the period	—	80,000	266,300
Expected life (in years)	—	6.25	6.25
Expected volatility	—	68.1%	59.3% - 60.2%
Risk-free interest rate	—	2.33% - 2.94%	1.97% - 2.81%
Expected dividend rate	—%	0.00%	0.00%
The weighted average grant date fair value of stock options granted and the intrinsic value of stock options exercised are

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

shown below for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Weighted average grant date fair value per stock option granted	$—	$2.66	$1.52
Intrinsic value of stock options exercised (1)	$18	$7	$—
Grant date fair value of stock options vested	$282	$739	$1,334
_______________

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the exercise price times the number of stock options exercised.
 Stock Option Activity
The following tables summarize certain information related to outstanding stock options under the 2006 Plan as of and for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,107,100	$10.85
Granted	—	—
Exercised	(15,000)	2.70
Canceled/Expired	—	—
Forfeited	(108,200)	8.24
Outstanding at December 31, 2011	983,900	$11.26
Options vested and exercisable at December 31, 2011	837,750	$12.66	4.95	$51

	Shares	Weighted Average Fair Value per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding non-vested options at December 31, 2010	289,275	$2.21
Granted	—	—
Vested	(98,125)	2.87
Forfeited	(45,000)	1.57
Outstanding non-vested options at December 31, 2011	146,150	$1.97	$3.25	7.64	$49
Unrecognized expense as of December 31, 2011 for all outstanding options is $82,000 and will be recognized over a weighted average period of 1.64 years.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Share Activity
The following table summarizes information related to restricted shares at December 31, 2011:

	Shares	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested restricted shares outstanding at December 31, 2010	1,162,089	$5.38
Granted	774,567	4.15
Vested	(391,627)	6.22
Forfeited	(143,698)	5.32
Outstanding non-vested restricted shares at December 31, 2011	1,401,331	$4.47	8.50	$4,456
The following table summarizes the weighted average grant date fair value of restricted shares granted and the total fair value of shares vested for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Weighted average grant date fair value per restricted share	$4.15	$4.84	$6.03
Total fair value of restricted shares vested	$2,436	$2,121	$1,480
Unrecognized compensation expense as of December 31, 2011 for all outstanding restricted share awards is $2.6 million and will be recognized over a weighted average period of 2.50 years.
Stock-Based Compensation Expense
For the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expense for stock options and restricted shares granted using the fair-value method of $2.6 million, $2.8 million and $3.5 million, respectively. All stock-based compensation costs were expensed and not tax affected, as the Company currently records no U.S. income tax expense.
As of December 31, 2011, the Company had approximately $2.7 million of total unrecognized compensation cost related to unvested stock options and restricted shares, which is expected to be amortized over the following periods:

Amount
(in thousands)
2012	$1,631
2013	749
2014	258
2015	36
Total	$2,674

9. Derivative Instruments and Hedging Activity
The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index, basis and fixed price swaps and put and call options to hedge natural gas price risk.
Effective October 1, 2008, the Company elected to discontinue hedge accounting on all existing derivative contracts and

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

elected not to designate any derivative contracts as cash flow hedges. Any hedge effectiveness related to the Company’s previous cash flow hedging relationships were to remain in other comprehensive income until the underlying forecasted transactions affected earnings. As a result, for the year ended December 31, 2009, the Company reported a gain of $2.6 million, which was reclassified into earnings as a result of previously discontinued cash flow hedges. As of December 31, 2009, all other comprehensive income had been reclassified to earnings. All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas and oil revenues. For the years ended December 31, 2011 and 2010, the Company reported unrealized gains of $2.3 million and $11.2 million, respectively. For the year ended December 31, 2009, the Company reported an unrealized loss of $7.8 million.
As of December 31, 2011, the following derivative transactions were outstanding with the associated notational volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu’s)
2012	Put spread	13,028	4,770,420	$—	$6.00	$4.05	$—
2012	Costless three-way collar	7,410	2,711,580	—	5.73	4.00	6.88
2012 (1)	Call spread	2,000	550,000	—	—	—	4.50
2012	Basis - HSC (2)	5,000	1,830,000	(0.08)	—	—	—
2012	Basis - CIG (3)	500	183,000	(0.19)	—	—	—
2013	Call spread	2,500	912,500	—	—	—	5.25
2013	Costless three-way collar	2,500	912,500	—	5.00	4.00	6.45
2013	Protective spread	2,500	912,500	5.44	—	3.79	—
2013	Fixed price swap	5,500	2,007,500	4.67	—	—	—
2013	Basis - HSC (2)	4,000	1,460,000	(0.11)	—	—	—
2013	Basis - CIG (3)	650	237,250	(0.21)	—	—	—
2014	Short calls	2,500	912,500	—	—	—	6.00
_______________

(1)	For the period April to December 2012

(2)	East Houston-Katy – Houston Ship Channel

(3)	Inside FERC Colorado Interstate Gas, Rocky Mountains
As of December 31, 2011, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at December 31, 2011 is provided under the Revolving Credit Facility through inter-creditor agreements or open credit accounts of up to $5.0 million. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.
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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011	December 31, 2010
	(in thousands)
Current commodity derivative premium payable	$4,725	$3,451
Long-term commodity derivative premium payable	—	4,725
Total unamortized put premium liabilities	$4,725	$8,176

Warrants
Parent reclassified the fair value of its warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in June 2008. On January 1, 2009, Parent reclassified from additional paid-in-capital, as a cumulative effect adjustment, $5.4 million to beginning retained earnings and did not recognize any value to common stock warrant liability for representing the fair value of such warrants on such date. The fair value of the warrants to purchase common stock was zero as of December 31, 2011 and 2010, respectively, and Parent did not recognize any unrealized gains or losses in other income for the change in fair value of these warrants for the year ended December 31, 2011. Parent recognized $205,000 in unrealized gains in other income for the change in fair value of these warrants for the year ended December 31, 2010. The warrants expired on December 11, 2011.
 Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the consolidated statement of financial position and derivative gains and losses in the consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$19,385	$10,229
Commodity derivative contracts	Other assets	4,130	8,482
Commodity derivative contracts	Current liabilities	(6,479)	(1,991)
Commodity derivative contracts	Long-term liabilities	(1,163)	(1,521)
Total derivatives not designated as hedging instruments		$15,873	$15,199

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Year Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	December 31, 2011	December 31, 2010	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas revenues	$9,868	$4,137	$12,048
Commodity derivative contracts	Unrealized natural gas hedge gain (loss)	2,336	11,214	(7,767)
Warrant derivative	Unrealized warrant derivative gain (loss)	—	205	(205)
Total		$12,204	$15,556	$4,076
10. Capital Stock
Common Shares
The Parent’s articles of incorporation allow Parent to issue an unlimited number of common shares without par value. On July 23, 2009, Parent filed an article of amendment to its articles of incorporation with the Registrar of Corporations of Alberta, Canada for the purpose of affecting a 1-for-5 Reverse Split. The Parent’s shareholders approved the reverse split at the 2008 Annual General and Special Meeting of Shareholders held on June 20, 2008 by a special resolution authorizing a reverse split of the Company’s common shares on the basis of one (1) new common share for up to five (5) common shares outstanding or such fewer number of common shares as the Parent Board may, in its sole discretion, approve at a later date. The Parent Board approved the 1-for-5 Reverse Split on June 29, 2009. As of the opening of trading on August 3, 2009, Parent’s common shares began trading on the NYSE Amex under the same symbol of “GST” on a post 1-for-5 Reverse Split basis. No scrip or fractional certificates were issued in connection with the 1-for-5 Reverse Split. Shareholders who otherwise would have been entitled to receive fractional shares because they held a number of common shares not evenly divisible by five received a number of shares after rounding up to the next common share. All Parent common share and per share amounts reported in the consolidated financial statements have been reported on a post 1-for-5 Reverse Split basis.
Effective July 6, 2009, Parent elected to voluntarily de-list its shares from trading on the Toronto Stock Exchange (“TSX”). The Parent decided to delist from the TSX because trading on two exchanges had become unduly costly and burdensome without providing any significant additional liquidity for Parent’s shareholders.
Parent Preferred Shares
On June 30, 2009, Parent filed an amendment to its articles of incorporation to be effective as of June 30, 2009 with the Registrar of Corporations of Alberta, Canada for the purpose of creating and adding an unlimited number of preferred shares to the authorized capital of Parent. Parent’s shareholders approved the amendment by special resolution at the 2007 Annual General and Special Meeting of Shareholders held on June 1, 2007. Pursuant to the amendment, the number of preferred shares which may be issued from time to time and the privileges, restrictions and conditions of such preferred shares when issued will be determined by the Parent Board. At December 31, 2011, there were no preferred shares issued or outstanding.
Gastar USA Common Stock
Prior to its conversion, as described below, Gastar USA’s articles of incorporation allowed Gastar USA to issue 1,000 shares of common stock, without par value. There were 750 shares issued and outstanding at December 31, 2011 and December 31, 2010, all of which were held by Parent.
On May 24, 2011, Gastar USA converted from a Michigan corporation to a Delaware corporation (the “Conversion”). Following the Conversion, Gastar USA’s new Delaware certificate of incorporation allows Gastar USA to issue 1,000 shares of common stock, without par value. In connection with the Conversion, Parent’s 750 shares of common stock in the Michigan corporation were converted to 750 shares of common stock in the new Gastar USA Delaware corporation.

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
On June 29, 2011, Gastar USA entered into an at-the-market sales agreement (“ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”). According to the provisions of the ATM agreement, Gastar USA may offer and sell from time to time up to 3,400,000 additional shares of Series A Preferred Stock through MLV, as its sales agent. Sales of the units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between Gastar USA and MLV.
As of December 31, 2011, Gastar USA had sold 718,248 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $13.8 million, resulting in 1,364,543 total shares issued for net proceeds of $27.4 million at December 31, 2011. From January 1, 2012 to March 2, 2012, Gastar USA sold an additional 1,472,142 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $28.0 million.
The Series A Preferred Stock is subordinated to all of Gastar USA’s existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock. Parent has entered into a guarantee agreement, whereby it will fully and unconditionally guarantee the payment of dividends that have been declared by the board of directors of Gastar USA, amounts payable upon redemption or liquidation, dissolution or winding up, and any other amounts due with respect to the Series A Preferred Stock, to the extent described in the guarantee agreement. Parent’s obligations with respect to the guarantee are effectively subordinated to all of its existing and future debt.
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
Gastar USA pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the year ended December 31, 2011, Gastar USA paid dividends of $1.0 million.
Other Share Issuances
On May 22, 2009, Parent sold 7,300,000 of its common shares in an underwritten public offering to investors in the U.S.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

pursuant to Parent’s Registration Statement on Form S-3, which was declared effective by the SEC on April 27, 2007, at a price of $2.00 per share, or $14.6 million before offering costs.
On December 13, 2010, Parent sold 13,800,000 of its common shares in an underwritten public offering to investors in the U.S. pursuant to Parent’s Registration Statement on Form S-3, which was declared effective by the SEC on April 27, 2007, at a price of $4.00 per share, or $55.2 million before offering costs.
The following table provides information regarding the issuance and forfeitures of common shares pursuant to the 2006 Plan for the periods indicated:

	For the Year Ended December 31,
	2011	2010
Other share issuances:
Restricted common shares granted	774,567	440,550
Restricted common shares vested	391,627	312,785
Stock options exercised	15,000	3,000
Common shares forfeited (1)	238,251	93,027
_______________

(1)
Represents common shares forfeited in connection with the payment of estimated withholding taxes on restricted common shares that vested during the period, common shares forfeited in connection with the payment of estimated withholding taxes and to settle the exercise price in cashless option exercises and/or common shares forfeited due to employee resignations.

 Shares Reserved
The following table summarizes the components of Parent's common shares reserved at December 31, 2011:

Common shares reserved for the:
Exercise of stock options	983,900
Total common shares reserved	983,900
11. Interest and Debt Extinguishment Expense
The following tables summarize the components of the Company's interest and debt extinguishment expense for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest expense:
Cash and accrued	$682	$500	$12,831
Amortization of deferred financing costs and debt discount	248	283	1,964
Capitalized interest	(817)	(633)	(10,802)
Total interest expense	$113	$150	$3,993
Early extinguishment of debt:
Call premium	$—	$—	$8,875
Unamortized deferred financing costs and debt discount	—	—	7,027
Total debt extinguishment expense	$—	$—	$15,902

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the components of Gastar USA's interest and debt extinguishment expense for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest expense:
Cash and accrued	$681	$483	$10,240
Amortization of deferred financing costs and debt discount	248	247	1,293
Capitalized interest	(817)	(633)	(10,802)
Total interest expense	$112	$97	$731
Early extinguishment of debt:
Call premium	$—	$—	$8,875
Unamortized deferred financing costs and debt discount	—	—	7,027
Total debt extinguishment expense	$—	$—	$15,902

12. Related Party Transactions
Chesapeake Energy Corporation
Chesapeake Energy Corporation (“Chesapeake”) acquired 6,781,768 of Parent's common shares during 2005 to 2007 in private placement transactions. Chesapeake has the right to have an observer present at meetings of the Parent Board.
As of December 31, 2011, Chesapeake owned 6,781,768 common shares, or 10.5%, of the Company’s outstanding common shares.
13. Income Taxes
The following table summarizes the components of the Company’s income (loss) before income taxes for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States	$285	$(13,916)	$(90,174)
Foreign	(1,025)	652	209,337
Total income (loss) before income taxes	$(740)	$(13,264)	$119,163
The Company’s income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$—	$—	$200
State	—	(12)	175
Foreign	—	(792)	69,942
Provision for income taxes	$—	$(804)	$70,317

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of the Company’s effective tax rate from the U.S. 35% statutory rate for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Expected income tax provision (benefit) at statutory rate	$(259)	$(4,642)	$41,707
State tax, tax effected	—	(8)	114
Non-deductible stock-based compensation expense	441	(4,311)	271
Deferred tax effect of Canadian tax rate changes and other	(103)	(1,632)	1,849
Deferred tax effect of Australian tax rate changes and other	—	—	722
Non-deductible portion of U.S. net operating loss due to dual loss limitation	—	—	2,035
U.S. tax on deemed dividend distribution to Parent	—	—	200
Foreign tax credit adjustment	—	(1,366)	—
Australian tax rate differences and adjustment	—	(1,337)	—
Other	10	(95)	(169)
Other changes in valuation allowance	(89)	12,587	23,588
Actual income tax provision	$—	$(804)	$70,317
The components of the Company’s U.S. deferred taxes are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax asset (liability):
Capital assets	$(24,988)	$(222)
Net operating loss carry forwards	40,360	16,115
Foreign tax credit carry forwards	50,681	50,734
Valuation allowance	(66,053)	(66,627)
Net deferred tax asset	$—	$—
The Company utilized its U.S. net operating loss carry forwards in 2009 due to the U.S. gain recognition on the sale of the Australian Assets. The Company generated $64.5 million and $45.5 million of net operating loss for the years ending December 31, 2011 and 2010, respectively, which, if not utilized, will expire beginning in 2030. For U.S. federal income tax purposes, as of December 31, 2011, the Company has foreign tax credit carry forwards of $50.7 million, which, if not utilized, will expire in 2019. The utilization of the net operating loss carry forward and the foreign tax credit carry forward are dependent on the Company generating future taxable income and U.S. tax liability, as well as other factors.
Parent has the following approximate undeducted Canadian tax pools:

	As of December 31,
	2011	2010
	(in thousands)
Canadian and foreign exploration and development expense	$1,977	$1,955
Undeducted share and senior secure note issuance costs	$1,908	$2,786
Undeducted non-capital and capital loss carry forwards	$70,904	$68,333

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For Canadian income tax purposes, Parent has net operating loss carry forwards, which if not utilized, began to expire in 2010 through 2030.
The components of Parent’s Canadian deferred tax assets are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax asset:
Capital assets	$497	$489
Share and senior secured note issuance costs	477	704
Tax loss carry forwards	17,726	17,022
Valuation allowance	(18,700)	(18,215)
Net deferred tax asset	$—	$—
Current authoritative guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2011, the Company did not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.
The Company is subject to examination of income tax filings in the U.S. and various state jurisdictions for the periods 2010 and forward and the foreign jurisdictions of Canada and Australia for the tax periods 2000 and forward due to the Company’s continued loss position in such jurisdictions. The Company was subjected to an audit by the Internal Revenue Service for the taxable period ended December 31, 2009. The audit began in April 2011 and was completed in January 2012 and did not result in any material adjustments or cash payments.
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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share and share data)
Net income (loss) attributable to Gastar Exploration Ltd.	$(1,764)	$(12,460)	$48,846
Weighted average common shares outstanding – basic	63,003,579	49,813,617	46,102,662
Incremental shares from outstanding stock options	—	—	2,783
Incremental shares from unvested restricted shares	—	—	104,979
Weighted average common shares outstanding – diluted	63,003,579	49,813,617	46,210,424
Net income (loss) per common share attributable to Gastar Exploration Ltd. Common Shareholders:
Basic	$(0.03)	$(0.25)	$1.06
Diluted	$(0.03)	$(0.25)	$1.06
Common shares excluded from denominator as anti-dilutive:
Stock options	641,606	949,314	1,650,875
Unvested restricted shares	810,235	100,078	436,034
Warrants	—	2,000,000	2,000,000
Total	1,451,841	3,049,392	4,086,909

15. Commitments and Contingencies
Contractual Obligations
Gastar USA leases its office facilities and certain office equipment under non-cancelable operating lease agreements. For the years ended December 31, 2011, 2010 and 2009, office lease expense totaled approximately $160,000, $211,000 and $267,000, respectively.
As of December 31, 2011, the Company’s aggregate future minimum annual rental commitments under the non-cancelable leases for the next five years are as follows:

2012	$537
2013	534
2014	541
2015	460
2016	309
Thereafter	—
$2,381
Litigation
Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas12th Judicial District. This lawsuit, dated October 31, 2005, contends that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties, which were sold to Chesapeake on November 4, 2005 (the “2005 Transaction”). The preferential right claimed is under an operating agreement dated July 7, 2000. The Company contends, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the 2005 Transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings, rendering judgment in favor of Navasota on its claims for breach of contract and specific performance, and remanding the case for further proceedings on Navasota’s other counts, which include

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

claims for suit to quiet title, trespass to try title, tortuous interference with contract, conversion, money had and received, breach of contract and declaratory relief. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008. On August 28, 2008, the Texas Supreme Court requested briefing on the merits. On January 9, 2009, the Texas Supreme Court denied the Petition for Review. On January 26, 2009, the Company and Chesapeake jointly filed a motion for rehearing in the Texas Supreme Court on its denial of the Petition for Review. On April 24, 2009, the Texas Supreme Court denied the Petition for Review.
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
The claims for monetary damages that Navasota asserts against the Company are as follows:
1. A claim for recovery of the gross proceeds of production for the period that Chesapeake owned record title to the properties, in the approximate amount of $52.0 million.
2. A claim for alleged lost hedging profits that Navasota claims that would have been realized if it had title to the properties during the period that Chesapeake owned record title to the properties, in the approximate amount of $32.0 million.
The Company believes that these claims against the Company are invalid and that Navasota is not entitled to any recovery on its claims for monetary damages. In particular, the Company believes that by virtue of the costs incurred in connection with the properties during the time period that Chesapeake owned record title to the properties compared to amount reimbursed by Navasota to Chesapake to date, Navasota is in a better position economically than it would have been in had the assignments to Navasota been made in November 2005. The Company also believes that the claim that Navasota would have earned hedging profits if it had received the assignments in November 2005 is both legally invalid and factually wrong based on the undisputed evidence.
The case is currently set for trial in Leon County, Texas on April 24, 2012. The Company intends to vigorously defend all claims asserted in the suit.
Gastar Exploration Texas L.P. vs. J. Ken Welch d/b/a W-S-M Oil Company, et al; Cause No. 0-09-117 in the 87th Judicial District Court of Leon County, Texas. This lawsuit, filed on March 12, 2009, is a suit for trespass to try title and, in the alternative, to quiet title to an undivided mineral interest under several Company oil and gas leases covering approximately 4,273.7 gross acres (the “Leases”). The Company contends that certain oil and gas leases claimed by the defendants have expired according to their terms and that the defendants’ failure to release those leases constitutes a trespass upon and cloud on the Leases. The Company also contends that the defendants’ continued production of oil from wells located on the land in question is a trespass to real property for which the Company is entitled to receive damages. The defendants answered the

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lawsuit and asserted certain affirmative defenses. The parties exchanged written discovery requests and responses. The parties exchanged documents responsive to requests for production. The defendants filed a counterclaim. The defendants claim that their leases are still valid and that they own a working interest and/or an overriding royalty in the Company’s Belin Nos. 1, 2 and 3 wells located in Leon County. The Company and the defendants attended mediation but no settlement was reached. On June 30, 2011, five individuals intervened in the lawsuit and claimed that they are owed overriding royalties under the same leases claimed by the defendants. The Company contends that the intervenors are not entitled to any overriding royalties because the leases claimed by the defendants and the intervenors have expired. The defendants, the intervenors and several third-party witnesses were deposed. On February 24, 2012, the Company and the intervenors reached a confidential settlement. The case was set for trial on March 5, 2012. On March 5, 2012, at the courthouse, the Company and the defendants agreed in principle to confidential settlement terms. The settlement documents have not been executed as of the date of this filing. The settlement, once executed, will have an effective date of April 1, 2012. The Company does not expect the settlement to materially impact its operating results, financial position or cash flows.
ClassicStar Mare Lease Litigation Settlement. In November 2010, the Company entered into a final settlement agreement and comprehensive general release with respect to the seven In re ClassicStar Mare Lease Litigation matters that we were involved in (collectively, the “ClassicStar Mare Lease Litigation”). Pursuant to such settlement agreement, the Company is required to pay to the plaintiffs an aggregate of $21.2 million in cash, including an initial $18.0 million payment paid late in December 2010 and the remaining $3.2 million as a non-interest bearing payment obligation consisting of sixteen consecutive monthly payments, the first of which was in the amount of $150,000 and was paid in January 2011 and the next fifteen of which shall be $200,000 each, in exchange for dismissal of the plaintiffs' claims in all seven cases. As of December 31, 2011, the Company has paid $20.4 million of the total settlement to the plaintiffs.
The Company has been expensing legal defense costs on these proceedings as they are incurred. With respect to the Navasota Resources matter, the Company has not accrued a liability for settlement or other resolution of these proceedings because, in the Company’s judgment, the incurrence or amount of such liabilities is either not probable or not reasonably estimable.
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
Commitments
In March 2008, Gastar USA entered into formal agreements with ETC Texas Pipeline, Ltd. (“ETC”) for the gathering, treating, purchase and transportation of Gastar USA's natural gas production from the Hilltop area of East Texas (the “ETC Contract”). The ETC Contract was effective September 1, 2007 and has a term of 10 years. ETC currently provides Gastar USA 50.0 MMcf per day of treating capacity and 150.0 MMcf per day of transportation capacity of production from Gastar USA’s wells, located in Leon and Robertson Counties, Texas.
On November 16, 2009, concurrent with Gastar USA’s sale of its Hilltop Gathering System, Gastar Texas entered into the Hilltop Gathering Agreement effective November 1, 2009, with Hilltop Resort for an initial term of 15 years. The Hilltop Gathering Agreement covers delivery of Gastar USA’s gross production of natural gas in the Hilltop area of East Texas to certain delivery points provided under the ETC Contract, as well as additional delivery points that, from time to time, may be added. Gastar USA is also obligated to connect new wells that it drills within the area covered by the Hilltop Gathering Agreement to the Hilltop Gathering System. The Hilltop Gathering Agreement provides for a minimum quarterly gathering gross production volume of 50.0 MMcf per day (35.0 MMcf per day net to Gastar USA) times the number of days in the quarter for five years from the effective date of November 1, 2009. If quarterly production is less than the minimum quarterly requirement, the gathering fee is payable on such deficit. If excess quarterly production exists, such excess is carried forward to be used to offset any future deficit quarters. The gathering fee on the initial gross 25 Bcf of production is $0.325 per Mcf, reducing in steps to $0.225 per Mcf when cumulative gross production reaches 300 Bcf. For the year ended December 31, 2011,

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gastar USA paid $1.5 million to Hilltop Resort as a result of actual production volumes being less than minimum contractual volume requirements. There is no assurance that Gastar USA will meet its minimum quarterly requirements in the future.
Restoration, Removal and Environmental Liabilities
The Company is subject to various regulatory and statutory requirements relating to the protection of the environment. These requirements, in addition to contractual agreements and management decisions, result in the accrual of estimated future removal and site restoration costs. These costs are initially measured at a fair value and are recognized in the consolidated financial statements as the present value of expected future cash flows. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) and the amortization of the asset retirement obligation cost are recognized in the results of operations. Costs attributable to these commitments and contingencies are expected to be incurred over an extended period of time and are to be funded mainly from the Company’s cash provided by operating activities. Although the ultimate impact of these matters on net earnings cannot be determined at this time, it could be material for any quarter or year. At December 31, 2011, the Company had total liabilities of $8.3 million related to asset retirement obligations recorded as long-term liabilities. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. See Note 6, “Asset Retirement Obligation.”
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
16. Concentration of Risk and Significant Customers
Approximately 79%, 88% and 85% of the Company’s natural gas, oil and NGLs revenues excluding realized hedge impact were derived from production from producing wells in the Hilltop area of East Texas for the years ended December 31, 2011, 2010 and 2009, respectively. Approximately 15%, 2% and 2% of the Company's natural gas, oil and NGLs revenues excluding realized hedge impact were derived from producing wells in Appalachia for the years ended December 31, 2011, 2010 and 2009, respectively.
The following table provides information regarding our significant customers and the percentages of natural gas, oil and NGLs revenues, excluding realized hedge impact, which they represented for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
ETC	69%	86%	85%
Enserco Energy, Inc.	6%	9%	13%
Plains Marketing LP	10%	2%	—%
SEI	8%	—%	—%

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ETC treats, transports and purchases substantially all of the Company’s East Texas natural gas production, Plains purchases substantially all of the Company's East Texas oil production, Enserco purchases the Company’s Powder River Basin natural gas production, and SEI purchases the majority of the Company's Appalachia production. There are limited natural gas purchase and transportation alternatives currently available in the Hilltop area of East Texas and in Appalachia. If ETC, Enserco, Plains or SEI were to cease purchasing and transporting the Company’s natural gas and the Company was unable to obtain timely access to existing or future facilities on acceptable terms, or in the event of any significant change affecting these facilities, including delays in the commencement of operations of any new pipelines or the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise, the Company’s ability to conduct normal operations would be restricted. However, the Company believes that the loss of ETC, Enserco, Plains or SEI would not have a long-term material adverse impact on the Company’s financial position or results of operations, as there are other purchasers operating in the areas.
17. Statement of Cash Flows – Supplemental Information
The following is a summary of the Company's supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid for interest	$676	$497	$14,202
Cash paid for taxes	—	616	—
Cash paid for debt extinguishment	—	—	8,875
Non-cash transactions:
Term deposit surrendered for accrued taxes	$—	$70,446	$—
Capital expenditures excluded from accounts payable and accrued costs	4,600	2,725	(5,125)
Capital expenditures excluded from prepaid expenses	48	—	—
Asset retirement obligation included in natural gas and oil properties	492	910	516
Application of advances to operators	6,529	246	10,247

The following is a summary of Gastar USA's supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid for interest	$675	$386	$11,308
Cash paid for taxes	—	414	—
Cash paid for debt extinguishment	—	—	8,875
Non-cash transactions:
Term deposit surrendered for accrued taxes	$—	$70,446	$—
Capital expenditures excluded from accounts payable and accrued costs	4,600	2,725	(5,125)
Capital expenditures excluded from prepaid expenses	48	—	—
Asset retirement obligation included in natural gas and oil properties	492	910	516
Application of advances to operators	6,529	246	10,247
Due to Parent - transfer to equity, net	2,612	(30,773)	7,546

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Quarterly Consolidated Financial Data – Unaudited
The following tables summarize the Company’s results of operations by quarter for the years ended December 31, 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Revenues	$8,129	$9,016	$12,012	$11,078
Income (loss) from operations (1)	(1,907)	184	1,432	(340)
Income (loss) before provision for income taxes	(1,935)	157	1,402	(364)
Net income (loss)	(1,935)	157	1,402	(364)
Dividend on preferred stock attributable to non-controlling interest	—	31	388	605
Net income (loss) attributable to Gastar Exploration Ltd.	(1,935)	126	1,014	(969)
Net income (loss) per common share attributable to Gastar Exploration Ltd. Common Shareholders:
Basic	$(0.03)	$0.00	$0.02	$(0.02)
Diluted	$(0.03)	$0.00	$0.02	$(0.02)
Weighted average common shares outstanding:
Basic	63,024,481	63,134,109	63,238,069	63,305,419
Diluted	63,024,481	63,723,093	63,842,098	63,305,419
_______________

(1)
Loss from operations for the three months ended December 31, 2011 includes an additional $1.1 million of DD&A expense as a result of the reclassification of $63.8 million of unproved properties to proved properties at December 31, 2011 due to a decline in natural gas prices and the planned reduction in drilling activity for 2012 in East Texas.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Revenues	$16,136	$5,765	$14,144	$6,723
Income (loss) from operations (1)	7,363	(3,040)	(16,420)	(2,922)
Income (loss) before provision for income taxes	8,544	(2,441)	(16,423)	(2,944)
Net income (loss)	9,393	(2,498)	(16,411)	(2,944)
Net income (loss) per common share:
Basic	$0.19	$(0.05)	$(0.33)	$(0.06)
Diluted	$0.19	$(0.05)	$(0.33)	$(0.06)
Weighted average common shares outstanding:
Basic	48,997,016	49,042,874	49,148,207	52,066,371
Diluted	49,486,656	49,042,874	49,148,207	52,066,371
_______________

(1)	Loss from operations for the three months ended September 30, 2010 and December 31, 2010 include litigation settlement expense of $21.2 million and $594,000, respectively.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize Gastar USA’s results of operations by quarter for the years ended December 31, 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Revenues	$8,129	$9,016	$12,012	$11,078
Income (loss) from operations (1)	(1,726)	367	1,653	7
Income (loss) before provision for income taxes	(1,662)	341	1,623	(17)
Net income (loss)	(1,662)	341	1,623	(17)
Dividend on preferred stock	—	31	388	605
Net income (loss) attributable to common stockholder	(1,662)	310	1,235	(622)
_______________

(1)
Loss from operations for the three months ended December 31, 2011 includes an additional $1.1 million of DD&A expense as a result of the reclassification of $63.8 million of unproved properties to proved properties at December 31, 2011 due to a decline in natural gas prices and the planned reduction in drilling activity for 2012 in East Texas.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Revenues	$16,136	$5,765	$14,144	$6,722
Income (loss) from operations (1)	7,880	(2,753)	(16,223)	(2,751)
Income (loss) before provision for income taxes	8,965	(2,209)	(16,235)	(2,873)
Net income (loss)	9,814	(2,266)	(16,223)	(2,873)
_______________

(1)	Loss from operations for the three months ended September 30, 2010 and December 31, 2010 include litigation settlement expense of $21.2 million and $594,000, respectively.
19. Supplemental Oil and Gas Disclosures – Unaudited
Capitalized Costs Relating Oil and Producing Activities
The following table presents the Company’s aggregate capitalized costs relating to natural gas and oil producing activities for the periods indicated:

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2011	2010	2009
	(in thousands)
Proved properties:
United States	$514,357	$345,042	$313,100
Total proved properties	514,357	345,042	313,100
Unproved properties:
United States	78,302	162,230	132,720
Total unproved properties	78,302	162,230	132,720
Total natural gas and oil properties	592,659	507,272	445,820
Less:
Impairment of proved natural gas and oil properties
United States	(187,152)	(187,152)	(187,152)
Accumulated depreciation, depletion and amortization	(120,436)	(105,447)	(96,315)
Net capitalized costs	$285,071	$214,673	$162,353

Pursuant to authoritative guidance for accounting for asset retirement obligations, net capitalized costs include related asset retirement costs of approximately $5.8 million, $5.4 million and $4.4 million at December 31, 2011, 2010 and 2009, respectively.
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s natural gas and oil activities for the years ended December 31, 2011, 2010 and 2009:

	United States	Australia	Total
	(in thousands)
For the year ended December 31, 2011:
Unproved property acquisition	$19,552	$—	$19,552
Exploration	47,668	—	47,668
Development	18,167	—	18,167
Total costs incurred	$85,387	$—	$85,387
For the year ended December 31, 2010:
Unproved property acquisition	$54,799	$—	$54,799
Unproved property divestment	(25,289)	—	(25,289)
Proved property divestment	(4,872)	—	(4,872)
Exploration	12,648	—	12,648
Development	24,166	—	24,166
Total costs incurred	$61,452	$—	$61,452
For the year ended December 31, 2009:
Unproved property acquisition	$13,997	$14,457	$28,454
Unproved property divestment	—	(37,594)	(37,594)
Proved property divestment	(21,783)	(604)	(22,387)
Exploration	12,731	—	12,731
Development	13,653	—	13,653
Total costs incurred	$18,598	$(23,741)	$(5,143)

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of Operations for Oil and Gas Producing Activities
The following table sets forth the Company’s results of operations for oil and gas producing activities for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except per Mcfe data)
Natural gas and oil sales, including unrealized natural gas hedge	$40,235	$42,768	$32,869
Production expenses	(13,751)	(11,703)	(8,558)
Impairment of natural gas and oil properties	—	—	(68,729)
Depreciation, depletion and amortization	(14,989)	(9,131)	(16,331)
Results of producing activities	$11,495	$21,934	$(60,749)
Depreciation, depletion and amortization per Mcfe	$1.95	$1.19	$1.76
The results of producing activities exclude interest charges and general corporate expenses and represent U.S. activities only due to no producing operations activities in Australia during 2011, 2010 and 2009.
In accordance with current authoritative guidance, estimates of the Company’s proved reserves and future net revenues are made using benchmark prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month prices for natural gas and oil and were used in the Company’s reserve valuation as of December 31, 2011 and 2010. The following table provides the key natural gas and oil prices used as of the periods indicated to calculate reserves:

	As of December 31,
	2011	2010
Natural gas (per MMBtu):
Henry Hub	$4.12	$4.38
Katy Hub	$4.07	$4.32
CIG	$3.93	$3.95
Columbia Gas Appalachia	$4.20	$4.50
Oil (per Bbl):
per NSAI - WTI posting	$92.71	$75.96
per Wright - WTI spot	$96.19	—
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
Net Proved and Proved Developed Reserve Summary
Reserve Estimation. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2011, 2010, and 2009 that were prepared by NSAI for the Hilltop Area of East Texas and the Powder River Basin of Wyoming and Montana and for Appalachia as of December 31, 2010 and 2009. Reserve information for Appalachia as of December 31, 2011 is based on estimates of net proved reserves prepared by Wright. A copy of NSAI and Wright’s summary reserve reports are included as Exhibit 99.1 and 99.2, respectively, to this Form 10-K. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e., prices and costs as of the date the estimate is made). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. The Company’s proved developed and proved undeveloped reserves are located only in the U.S..

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth changes in estimated net proved and proved developed and undeveloped reserves for the years ended December 31, 2011, 2010 and 2009:
Change in Proved Reserves

	Natural Gas (MMcf) (1)	NGLs (MBbl) (2)	Oil (MBbl) (2)	MMcfe (1) Equivalents (3)
Proved reserves as of December 31, 2008	63,685	—	12	63,757
2009 Activity:
Extensions and discoveries	1,716	—	56	2,052
Revisions of previous estimates (4)	(7,603)	—	3	(7,585)
Production	(9,266)	—	(4)	(9,290)
Proved reserves as of December 31, 2009	48,532	—	67	48,934
2010 Activity:
Extensions and discoveries	5,639	—	67	6,039
Revisions of previous estimates	2,837	—	(44)	2,576
Production	(7,593)	—	(10)	(7,654)
Purchases in place	1,527	—	6	1,565
Sales in place	(1,050)	—	(25)	(1,200)
Proved reserves as of December 31, 2010	49,892	—	61	50,260
2011 Activity:
Extensions and discoveries	56,364	2,767	1,945	84,634
Revisions of previous estimates (5)	(7,286)	11	(45)	(7,494)
Production	(7,318)	(21)	(40)	(7,684)
Proved reserves as of December 31, 2011	91,652	2,757	1,921	119,716
_______________

(1)	Million cubic feet or million cubic feet equivalent, as applicable

(2)	Thousand barrels

(3)	Oil and NGLs volumes have been converted to equivalent natural gas volumes using a conversion factor of six cubic feet of natural gas to one barrel of oil or one barrel of NGLs.

(4)
The 2009 downward revision of previous estimates of natural gas is primarily attributable to lower natural gas prices. The December 31, 2009 reserve report utilized a 12-month unweighted first-day-of-the-month price compared to the utilization of the year end spot price on December 31, 2008 resulting in a decrease in price of approximately 35% and a decrease in proved reserves of approximately 11,300 MMcf from December 31, 2008 to December 31, 2009. Natural gas negative impact was partially offset by upward performance revisions, primarily in the Hilltop area of East Texas.

(5)
The 2011 downward revision of previous estimates of natural gas is primarily attributed to the decision to forgo an East Texas PUD location due to low natural gas prices which would have resulted in drilling beyond the five-year maximum carry period.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Proved Developed and Undeveloped Reserves

	Natural Gas (MMcf) (1)	NGLs (MBbl) (2)	Oil (MBbl) (2)	MMcfe (1) Equivalents (3)
December 31, 2009
Proved developed reserves	35,527	—	34	35,731
Proved undeveloped reserves	13,005	—	33	13,203
Total	48,532	—	67	48,934
December 31, 2010
Proved developed reserves	41,572	—	45	41,842
Proved undeveloped reserves	8,320	—	16	8,416
Total	49,892	—	61	50,258
December 31, 2011
Proved developed reserves	65,061	1,339	904	78,518
Proved undeveloped reserves	26,591	1,418	1,017	41,198
Total	91,652	2,757	1,921	119,716
_______________

(1)	Million cubic feet or million cubic feet equivalent, as applicable

(2)	Thousand barrels

(3)	Oil and NGLs volumes have been converted to equivalent natural gas volumes using a conversion factor of six cubic feet of natural gas to one barrel of oil or one barrel of NGLs.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes that such information is essential for a proper understanding and assessment of the data presented.
For the years ended December 31, 2011, 2010 and 2009 future cash inflows were computed using the 12-month unweighted arithmetic average of the first-day-of-the-month prices for natural gas and oil relating to the Company’s proved reserves to the year-end quantities of those reserves. For the years ended December 31, 2011, 2010 and 2009, calculations were made using prices of $4.12 per MMBtu, $4.38 per MMBtu and $3.87 per MMBtu for natural gas, respectively, and $92.71 per barrel, $75.96 per barrel and $57.65 per barrel for oil, respectively. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve report but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees and regional price differentials. The Company also includes its standard overhead charges pursuant to the respective property joint operating agreements in the calculation of its future cash flows.
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

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is presented below:

United States
(in thousands)
December 31, 2009:
Future cash inflows	$148,002
Future production costs	(57,949)
Future development costs	(24,099)
Future income taxes (1)	—
Future net cash flows	65,954
10% annual discount for estimated timing of cash flows	(20,331)
Standardized measure of discounted future cash flows	$45,623
December 31, 2010:
Future cash inflows	$180,677
Future production costs	(61,249)
Future development costs	(20,699)
Future income taxes (1)	—
Future net cash flows	98,729
10% annual discount for estimated timing of cash flows	(31,447)
Standardized measure of discounted future cash flows	$67,282
December 31, 2011:
Future cash inflows	$584,067
Future production costs	(101,938)
Future development costs	(57,843)
Future income taxes	(33,732)
Future net cash flows	390,554
10% annual discount for estimated timing of cash flows	(177,771)
Standardized measure of discounted future cash flows	$212,783
 _______________

(1)	Based on current tax carry forwards and current and future property tax basis, no future taxes payable have been included in the determination of discounted future net cash flows.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows
The principal sources of changes in the standardized measure of future net cash flows are as follows:

United States
(in thousands)
December 31, 2008	$110,089
Extensions and discoveries, less related costs	2,782
Sale of natural gas and oil, net of production costs	(32,078)
Revisions of previous quantity estimates	(8,982)
Net change in income tax	—
Net change in prices and production costs	(63,016)
Accretion of discount	11,009
Development costs incurred	12,368
Net change in estimated future development costs	12,497
Change in production rates (timing) and other	954
December 31, 2009	45,623
Extensions and discoveries, less related costs	10,277
Sale of natural gas and oil, net of production costs	(19,851)
Purchases of reserves in place	544
Sales of reserves in place	(1,966)
Revisions of previous quantity estimates	3,133
Net change in income tax	—
Net change in prices and production costs	16,970
Accretion of discount	4,307
Development costs incurred	6,357
Net change in estimated future development costs	1,621
Change in production rates (timing) and other	267
December 31, 2010	$67,282
Extensions and discoveries, less related costs	180,539
Sale of natural gas and oil, net of production costs	(24,148)
Revisions of previous quantity estimates	(9,323)
Net change in income tax	(4,334)
Net change in prices and production costs	12,394
Accretion of discount	5,011
Development costs incurred	1,482
Net change in estimated future development costs	4,541
Change in production rates (timing) and other	(20,661)
December 31, 2011	$212,783