Form 10-Q
period 2012-03-31
GASTAR EXPLORATION LTD; Gastar Exploration USA, Inc.
filed 2012-05-09
CIK 1170154, 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO                     .
Commission File Number: 001-32714
Commission File Number: 001-35211
____________________________________________________
GASTAR EXPLORATION LTD.
GASTAR EXPLORATION USA, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Alberta, Canada	98-0570897
Delaware	38-3531640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar Street, Suite 650
Houston, Texas	77010
(Address of principal executive offices)	(ZIP Code)
(713) 739-1800
(Registrant’s telephone number, including area code)
____________________________________________________
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

Gastar Exploration Ltd.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Gastar Exploration USA, Inc.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Gastar Exploration Ltd.	Yes	☐	No	☒
Gastar Exploration USA, Inc.	Yes	☐	No	☒

The total number of outstanding common shares, no par value per share, as of May 8, 2012 was

Gastar Exploration Ltd.	65,743,543 shares of common stock
Gastar Exploration USA, Inc.	750 shares of common stock

GASTAR EXPLORATION LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2012

Unless otherwise indicated or required by the context, (i) “Gastar,” the “Company,” “we,” “us,” “our” and similar terms refer collectively to Gastar Exploration Ltd. and its subsidiaries, including Gastar Exploration USA, Inc., and predecessors, (ii) “Gastar USA” refers to Gastar Exploration USA, Inc., our first-tier subsidiary and primary operating company, (iii) “Parent” refers solely to Gastar Exploration Ltd., (iv) all dollar amounts appearing in this report on Form 10-Q are stated in U.S. dollars unless otherwise noted and (v) all financial data included in this report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
General information about us can be found on our website at www.gastar.com. The information available on or through our website, or about us on any other website, is neither incorporated into, nor part of, this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the U.S. Securities and Exchange Commission (“SEC”), as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC. Information is also available on the SEC website at www.sec.gov for our U.S. filings.

Glossary of Terms

AMI	Area of Mutual Interest, an agreed designated geographic area where joint venturers or other industry partners have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Btu	British thermal unit, typically used in measuring natural gas energy content

FASB	Financial Accounting Standards Board

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condendate or NGLs per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent

MMcfe	One million cubic feet of natural gas equivalent

MMcfe/d	One million cubic feet of natural gas equivalent per day

NGLs	Natural gas liquid

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,646	$10,647
Accounts receivable, net of allowance for doubtful accounts of $548 and $551, respectively	5,277	10,706
Commodity derivative contracts	20,927	19,385
Prepaid expenses	1,064	1,243
Total current assets	36,914	41,981
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	85,298	78,302
Proved properties	544,473	514,357
Total natural gas and oil properties	629,771	592,659
Furniture and equipment	1,749	1,629
Total property, plant and equipment	631,520	594,288
Accumulated depreciation, depletion and amortization	(314,201)	(308,548)
Total property, plant and equipment, net	317,319	285,740
OTHER ASSETS:
Restricted cash	50	50
Commodity derivative contracts	4,153	4,130
Deferred charges, net	760	535
Advances to operators and other assets	2,102	2,067
Total other assets	7,065	6,782
TOTAL ASSETS	$361,298	$334,503
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,168	$17,693
Revenue payable	6,873	4,137
Accrued interest	102	144
Accrued drilling and operating costs	5,003	4,647
Advances from non-operators	18,278	19,523
Commodity derivative contracts	9,782	6,479
Commodity derivative premium payable	3,612	4,725
Accrued litigation settlement liability	1,450	800
Other accrued liabilities	1,486	1,723
Total current liabilities	55,754	59,871
LONG-TERM LIABILITIES:
Long-term debt	35,000	30,000
Commodity derivative contracts	1,842	1,163
Asset retirement obligation	8,388	8,275
Total long-term liabilities	45,230	39,438
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock, no par value; unlimited shares authorized; 65,743,543 and 64,706,750 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	316,346	316,346
Additional paid-in capital	26,037	25,376
Accumulated deficit	(140,229)	(133,919)
Total shareholders' equity	202,154	207,803
Non-controlling interest:
Preferred stock of subsidiary, aggregate liquidation preference $74,548 and $34,114 at March 31, 2012 and December 31, 2011, respectively	58,160	27,391
Total equity	260,314	235,194
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$361,298	$334,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$6,911	$9,077
Oil	1,883	951
NGLs	1,884	—
Total natural gas, oil and NGLs revenues	10,678	10,028
Unrealized hedge loss	(1,524)	(1,899)
Total revenues	9,154	8,129
EXPENSES:
Production taxes	453	109
Lease operating expenses	2,416	1,707
Transportation, treating and gathering	1,179	1,103
Depreciation, depletion and amortization	5,653	4,112
Accretion of asset retirement obligation	94	125
General and administrative expense	3,161	2,880
Litigation settlement expense	1,250	—
Total expenses	14,206	10,036
LOSS FROM OPERATIONS	(5,052)	(1,907)
OTHER INCOME (EXPENSE):
Interest expense	(27)	(32)
Investment income and other	2	2
Foreign transaction gain	3	2
LOSS BEFORE PROVISION FOR INCOME TAXES	(5,074)	(1,935)
Provision for income taxes	—	—
NET LOSS	(5,074)	(1,935)
Dividend on preferred stock attributable to non-controlling interest	1,236	—
NET LOSS ATTRIBUTABLE TO GASTAR EXPLORATION LTD.	$(6,310)	$(1,935)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO GASTAR EXPLORATION LTD. COMMON SHAREHOLDERS:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	63,336,437	63,024,481
Diluted	63,336,437	63,024,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,074)	$(1,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	5,653	4,112
Stock-based compensation	892	705
Unrealized hedge loss	1,524	1,899
Realized gain on derivative contracts	(220)	(442)
Amortization of deferred financing costs and debt discount	42	64
Accretion of asset retirement obligation	94	125
Dividend on preferred stock attributable to non-controlling interest	(1,236)	—
Changes in operating assets and liabilities:
Accounts receivable	5,429	(1,677)
Commodity derivative contracts	—	(54)
Prepaid expenses	26	330
Accounts payable and accrued liabilities	(4,633)	(1,524)
Net cash provided by operating activities	2,497	1,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(35,494)	(23,196)
Advances to operators	(1,911)	—
(Use of proceeds) proceeds from non-operators	(1,245)	6,746
Purchase of furniture and equipment	(120)	(130)
Net cash used in investing activities	(38,770)	(16,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	24,000	22,000
Repayment of revolving credit facility	(19,000)	(2,000)
Proceeds from issuance of preferred stock, net of issuance costs	30,769	—
Deferred financing charges	(267)	—
Other	(230)	62
Net cash provided by financing activities	35,272	20,062
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,001)	5,085
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,647	7,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,646	$12,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,620	$10,595
Accounts receivable, net of allowance for doubtful accounts of $548 and $551, respectively	5,276	10,703
Commodity derivative contracts	20,927	19,385
Prepaid expenses	928	1,088
Total current assets	36,751	41,771
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	85,298	78,302
Proved properties	544,465	514,349
Total natural gas and oil properties	629,763	592,651
Furniture and equipment	1,749	1,629
Total property, plant and equipment	631,512	594,280
Accumulated depreciation, depletion and amortization	(314,194)	(308,541)
Total property, plant and equipment, net	317,318	285,739
OTHER ASSETS:
Restricted cash	25	25
Commodity derivative contracts	4,153	4,130
Deferred charges, net	760	535
Advances to operators and other assets	2,102	2,067
Total other assets	7,040	6,757
TOTAL ASSETS	$361,109	$334,267
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,140	$17,682
Revenue payable	6,873	4,137
Accrued interest	102	144
Accrued drilling and operating costs	5,003	4,647
Advances from non-operators	18,278	19,523
Commodity derivative contracts	9,782	6,479
Commodity derivative premium payable	3,612	4,725
Accrued litigation settlement liability	1,450	800
Other accrued liabilities	1,360	1,654
Total current liabilities	55,600	59,791
LONG-TERM LIABILITIES:
Long-term debt	35,000	30,000
Commodity derivative contracts	1,842	1,163
Asset retirement obligation	8,381	8,268
Due to parent	27,826	27,432
Total long-term liabilities	73,049	66,863
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 2,981,937 and 1,364,543 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, with liquidation preference of $25.00 per share	30	14
Common stock, no par value; 1,000 shares authorized; 750 shares issued and outstanding	239,431	239,431
Additional paid-in capital	58,130	27,377
Accumulated deficit	(65,131)	(59,209)
Total stockholders' equity	232,460	207,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$361,109	$334,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$6,911	$9,077
Oil	1,883	951
NGLs	1,884	—
Total natural gas, oil and NGLs revenues	10,678	10,028
Unrealized hedge loss	(1,524)	(1,899)
Total revenues	9,154	8,129
EXPENSES:
Production taxes	453	109
Lease operating expenses	2,416	1,707
Transportation, treating and gathering	1,179	1,103
Depreciation, depletion and amortization	5,653	4,112
Accretion of asset retirement obligation	94	125
General and administrative expense	2,771	2,699
Litigation settlement expense	1,250	—
Total expenses	13,816	9,855
LOSS FROM OPERATIONS	(4,662)	(1,726)
OTHER INCOME (EXPENSE):
Interest expense	(28)	(32)
Investment income and other	2	94
Foreign transaction gain	2	2
LOSS BEFORE PROVISION FOR INCOME TAXES	(4,686)	(1,662)
Provision for income taxes	—	—
NET LOSS	(4,686)	(1,662)
Dividend on preferred stock	1,236	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(5,922)	$(1,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,922)	$(1,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	5,653	4,112
Stock-based compensation	892	705
Unrealized hedge loss	1,524	1,899
Realized gain on derivative contracts	(220)	(442)
Amortization of deferred financing costs and debt discount	42	64
Accretion of asset retirement obligation	94	125
Changes in operating assets and liabilities:
Accounts receivable	5,427	(1,676)
Commodity derivative contracts	—	(54)
Prepaid expenses	7	300
Accounts payable and accrued liabilities	(4,707)	(1,470)
Net cash provided by operating activities	2,790	1,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(35,494)	(23,196)
Advances to operators	(1,911)	—
(Use of proceeds) proceeds from non-operators	(1,245)	6,746
Purchase of furniture and equipment	(120)	(130)
Net cash used in investing activities	(38,770)	(16,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	24,000	22,000
Repayment of revolving credit facility	(19,000)	(2,000)
Proceeds from issuance of preferred stock, net of issuance costs	30,769	—
Deferred financing charges	(267)	—
Dividend to parent, net	(497)	(331)
Other	—	100
Net cash provided by financing activities	35,005	19,769
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(975)	5,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,595	7,401
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,620	$12,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Gastar Exploration Ltd. is an independent energy company engaged in the exploration, development and production of natural gas and oil in the United States (“U.S.”). Gastar Exploration Ltd.’s principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar Exploration Ltd. is currently pursuing the development of liquids-rich natural gas in the Marcellus Shale play in the Appalachia area of West Virginia and central and southwestern Pennsylvania. Gastar Exploration Ltd. also holds prospective acreage in the deep Bossier play in East Texas and in the Mid-Continent area of the U.S.
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

2.	Summary of Significant Accounting Policies
The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) filed with the SEC. Please refer to the notes to the financial statements included in the 2011 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim or as disclosed within this report.
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
The unaudited interim condensed consolidated financial statements of the Company and Gastar USA included herein are stated in U.S. dollars unless otherwise noted and were prepared from the records of the Company and Gastar USA by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2011 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies” included in the 2011 Form 10-K.
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
The unaudited condensed consolidated financial statements of the Company include the accounts of Parent and the consolidated accounts of all of its subsidiaries, including Gastar USA. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

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
The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the U.S., specifically the states of Texas, Pennsylvania, West Virginia, Wyoming and Montana and the Mid-Continent area.
The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$4,025	$3,958
Acreage acquisition costs	75,103	68,217
Capitalized interest	6,170	6,127
Total unproved properties excluded from amortization	$85,298	$78,302

Management’s ceiling test evaluations for the three months ended March 31, 2012 and 2011 did not result in an impairment of proved properties. The following table provides the average price utilized in the ceiling test evaluations for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Average price per Mcfe	$4.78	$3.99

Atinum Joint Venture
In September 2010, Gastar USA entered into a joint venture (the “Atinum Joint Venture”) pursuant to a purchase and sale agreement with an affiliate of Atinum Partners Co., Ltd. (“Atinum”), a Korean investment firm. Pursuant to the agreement, at the closing of the transactions on November 1, 2010, Gastar USA assigned to Atinum an initial 21.43% interest in all of its existing Marcellus Shale assets in West Virginia and Pennsylvania, which consisted of approximately 37,600 gross (34,200 net) acres and a 50% working interest in 16 producing shallow conventional wells and one non-producing vertical Marcellus Shale well (the “Atinum Joint Venture Assets”). Atinum paid Gastar USA approximately $30.0 million in cash at the closing and paid additional $40.0 million of Gastar USA's share of drilling costs over time in the form of a “drilling carry.” Upon completion of the funding of the drilling carry, Gastar USA made additional assignments to Atinum as a result of which Atinum owns a 50% interest in the Atinum Joint Venture Assets. The terms of the drilling carry required Atinum to fund its ultimate 50% share of drilling, completion and infrastructure costs along with 75% of Gastar USA’s ultimate 50% share of those same costs until the $40.0 million drilling carry had been satisfied. As of December 31, 2011, Atinum had completed the funding of the $40.0 million drilling carry. Subsequent to December 31, 2011, Atinum only funds its 50% share of costs.
The Atinum Joint Venture is pursuing an initial three-year development program that calls for the partners to drill a minimum of 12 horizontal wells in 2011 and 24 operated horizontal wells in each of 2012 and 2013, respectively. Due to recent natural gas price declines, Atinum and Gastar USA agreed to reduce the 2012 minimum wells to be drilled requirement from 24 wells to 20 wells. As of March 31, 2012, 26 operated wells were drilled and cased under the Atinum Joint Venture. Subsequent to June 30, 2011, an AMI was established for additional acreage acquisitions in Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia. Within this AMI, Gastar USA acts as operator and is obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum will pay Gastar USA on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.

4.	Long-Term Debt
Amended and Restated Revolving Credit Facility
On October 28, 2009, Gastar USA, together with the other parties thereto, entered into an amended and restated credit facility (as amended and restated, the “Revolving Credit Facility”). The Revolving Credit Facility provided an initial borrowing base of $47.5 million, with borrowings bearing interest, at Gastar USA’s election, at the prime rate or LIBO rate plus an applicable margin. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.50% is payable quarterly based on the unutilized balance of the borrowing base. The Revolving Credit Facility had a scheduled maturity date of January 2, 2013.
The Revolving Credit Facility is guaranteed by Parent (as defined in the Revolving Credit Facility) and all of Gastar USA’s current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility. Borrowings and related guarantees are secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA and its subsidiaries, excluding de minimus value properties as determined by the lender. The facility is secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the issuer and 65% of the stock of each foreign subsidiary of Gastar USA.
The Revolving Credit Facility contains various covenants, including among others:

•	Restrictions on liens, incurrence of other indebtedness without lenders' consent and dividends and other restricted payments;

•	Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted;

•	Maintenance of a maximum ratio of indebtedness to EBITDA on a rolling four quarter basis, as adjusted, of not greater than 4.0 to 1.0; and

•	Maintenance of an interest coverage ratio on a rolling four quarters basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter, to be less than 2.5 to 1.0.
All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a “Change in Control” (as defined in the Revolving Credit Facility) of the Parent.
Should there occur a Change in Control of Parent, then, five days after such occurrence, immediately and without notice, (i) all amounts outstanding under the Revolving Credit Facility shall automatically become immediately due and payable and

(ii) the commitments shall immediately cease and terminate unless and until reinstated by the lender in writing. If amounts outstanding become immediately due and payable, the obligation of Gastar USA with respect to any commodity hedge exposure shall be to provide cash as collateral to be held and administered by the lender as collateral agent.
On June 24, 2010, Gastar USA, together with the other parties thereto, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”) amending that certain Amended and Restated Credit Agreement dated October 28, 2009 (as amended by that certain Consent and First Amendment to Amended and Restated Credit Agreement dated November 20, 2009, the Second Amendment, the Third Amendment (as defined below) and the Fourth Amendment (as defined below), the “Credit Agreement”) . The Second Amendment amended the Revolving Credit Facility, by, among other things, (i) allowing Gastar USA to hedge up to 80% of the proved developed producing (“PDP”) reserves reflected in its reserve report using hedging other than floors and protective spreads, (ii) allowing Gastar USA to present to the administrative agent a report showing any PDP additions resulting from new wells or the conversion of proved developed non-producing reserves to PDP reserves since the last reserve report in order to hedge the revised PDP reserves, and (iii) removing the limitations on hedging using floors and protective spreads.
On June 14, 2011, Gastar USA, together with the parties thereto, entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amended the Revolving Credit Facility, by, among other things, allowing Gastar USA to issue Series A Preferred Stock (as defined below) described in Part I, Item 1. “Financial Statements, Note 7 – Capital Stock” of this report and pay cash dividends on the Series A Preferred Stock of no more than $10.0 million in the aggregate in each calendar year, as long as certain conditions are met.
On December 2, 2011, Gastar USA, together with the parties thereto, entered into the Fourth Amendment to the Credit Agreement, effective as of November 10, 2011 (the “Fourth Amendment”). The Fourth Amendment amended the Revolving Credit Facility, by, among other things, (i) extending the maturity date on borrowings under the Revolving Credit Facility to September 30, 2015; (ii) allowing Gastar USA to hedge up to 100% of the PDP reserves reflected in its reserve report using hedging other than floors and protective spreads; and (iii) allowing no more than ten separate LIBO Rate Loans to be outstanding at one time.
As of December 31, 2011, the Revolving Credit Facility had a borrowing base of $50.0 million, with $30.0 million of borrowings outstanding and availability of $20.0 million. Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. Gastar USA requested that the May 2012 redetermination be accelerated to March 2012. The next regularly scheduled redetermination is set for November 2012. Gastar USA and the lenders may request one additional unscheduled redetermination annually. On March 5, 2012, Gastar USA was notified by its lenders that, effective immediately, the borrowing base was increased from $50.0 million to $100.0 million. At March 31, 2012, the Revolving Credit Facility had a borrowing base of $100.0 million, with $35.0 million of borrowings outstanding and availability of $65.0 million.
At March 31, 2012, Gastar USA was in compliance with all financial covenants under the Revolving Credit Facility.
Other Debt
Credit support for the Company’s open derivatives at March 31, 2012 is provided under the Revolving Credit Facility through inter-creditor agreements or open accounts of up to $5.0 million.

5.	Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 inputs. During the three months ended March 31, 2012 and 2011, respectively, the Company did not recognize an impairment of unproved properties. As no other fair value measurements are required to be recognized on a non-recurring basis at March 31, 2012, no additional disclosures are provided at March 31, 2012.
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

•
Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. These inputs may be used with internally developed methodologies or third party broker quotes that result in management’s best estimate of fair value. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. The Company does not have access to the specific assumptions used in its' counterparties valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided. Level 3 instruments are commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas, oil and NGLs price risk. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

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
Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2012 and 2011 periods.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2010:

	Fair value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$9,646	$—	$—	$9,646
Restricted cash	50	—	—	50
Commodity derivative contracts	—	—	25,080	25,080
Liabilities:
Commodity derivative contracts	—	—	(11,624)	(11,624)
Total	$9,696	$—	$13,456	$23,152

	Fair value as of December 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$10,647	$—	$—	$10,647
Restricted cash	50	—	—	50
Commodity derivative contracts	—	—	23,515	23,515
Liabilities:
Commodity derivative contracts	—	—	(7,642)	(7,642)
Total	$10,697	$—	$15,873	$26,570

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2012 and 2011. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$15,873	$15,199
Total gains (losses) (realized or unrealized):
included in earnings	872	562
included in other comprehensive income	—	—
Purchases	—	—
Issuances	—	—
Settlements (1)	(3,289)	(2,692)
Transfers in and (out) of Level 3	—	—
Balance at end of period	$13,456	$13,069
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012 and 2011	$(1,524)	$(1,899)
 _________________________________

(1)	Included in total revenues on the statement of operations.
At March 31, 2012, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at March 31, 2012 approximates the respective carrying value because the interest rate approximates the current market rate (Level 2).
The Company has consistently applied the valuation techniques discussed above in all periods presented.

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 6, “Derivative Instruments and Hedging Activity.”

6.	Derivative Instruments and Hedging Activity
The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index, basis and fixed price swaps and put and call options to hedge natural gas, oil and NGLs price risk.
All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas, oil and NGLs revenues. For the three months ended March 30, 2012 and 2011, the Company reported unrealized losses of $1.5 million and $1.9 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative instruments.
As of March 31, 2012, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtu's)
2012	Put spread	13,356	3,674,250	$—	$6.00	$4.00	$—	$—
2012	Costless three-way collar	7,404	2,035,750	—	5.73	4.00	—	6.88
2012	Call spread	2,000	550,000	—	—	—	4.00	4.50
2012	Basis - HSC (1)	5,000	1,375,000	(0.08)	—	—	—	—
2013	Call spread	2,500	912,500	—	—	—	4.75	5.25
2013	Costless three-way collar	2,500	912,500	—	5.00	4.00	—	6.45
2013	Protective spread	8,000	2,920,000	4.91	—	3.23	—	—
2013	Basis - HSC (1)	4,000	1,460,000	(0.11)	—	—	—	—
2014	Short calls	2,500	912,500	—	—	—	—	6.00
 _______________________________

(1)	East Houston-Katy - Houston Ship Channel
As of March 31, 2012, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in Bbls)
2012	Fixed price swap	600	165,000	$102.01	$—	$—	$—	$—
2013	Fixed price swap	400	146,000	100.75	—	—	—	—
 _______________________________

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of March 31, 2012, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in Bbls)
2012	Fixed price swap	200	55,000	$52.50	$—	$—	$—	$—
2013 (1)	Fixed price swap	200	18,000	52.50	—	—	—	—

 _______________________________

(1)	For the period January to March 2013

As of March 31, 2012, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at March 31, 2012 is provided under the Revolving Credit Facility through inter-creditor agreements or open credit accounts of up to $5.0 million. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.
In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period July 2010 through December 2012. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company began amortizing the deferred put premium liabilities during July 2010. At March 31, 2012 and December 31, 2011, the Company had current commodity derivative premium payable liabilities of $3.6 million and $4.7 million, respectively.

Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$20,927	$19,385
Commodity derivative contracts	Other assets	4,153	4,130
Commodity derivative contracts	Current liabilities	(9,782)	(6,479)
Commodity derivative contracts	Long-term liabilities	(1,842)	(1,163)
Total derivatives not designated as hedging instruments		$13,456	$15,873

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	March 31, 2012	March 31, 2011
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas, oil and NGLs revenues	$2,440	$2,489
Commodity derivative contracts	Unrealized hedge loss	(1,524)	(1,899)
Total		$916	$590

7.	Capital Stock
Other Share Issuances
The following table provides information regarding the issuances and forfeitures of Parent’s common shares pursuant to

Parent’s 2006 Long-Term Incentive Plan for the periods indicated:

For the Three Months Ended March 31, 2012
Other share issuances:
Restricted common shares granted	1,116,935
Restricted common shares vested	288,232
Stock options exercised	3,000
Common shares forfeited (1)	83,141
Common shares canceled	—
 __________________

(1)
Represents common shares forfeited in connection with the payment of estimated withholding taxes on restricted common shares that vested and with the payment of the exercise price and estimated withholding taxes on option exercises during the period.

Shares Reserved
At March 31, 2012, Parent had 980,900 common shares reserved for the exercise of stock options.
Gastar USA Common Stock
Prior to its conversion, as described below, Gastar USA’s articles of incorporation allowed Gastar USA to issue 1,000 shares of common stock, without par value. There were 750 shares issued and outstanding at March 31, 2012 and December 31, 2011, all of which were held by Parent.
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
For the three months ended March 31, 2012, Gastar USA sold 1,617,394 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $30.8 million, resulting in 2,981,937 total shares of Series A Preferred Stock issued for net proceeds of $58.2 million at March 31, 2012. From April 1, 2012 to May 3, 2012, Gastar USA sold an additional 260,562 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $5.0 million.
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

Gastar USA will pay cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2012, Gastar USA paid dividends of $1.2 million.

8.	Interest Expense
The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Interest expense:
Cash and accrued	$289	$142
Amortization of deferred financing costs and debt discount	42	63
Capitalized interest	(304)	(173)
Total interest expense	$27	$32

9. Related Party Transactions
Chesapeake Energy Corporation
Chesapeake Energy Corporation (“Chesapeake”) acquired 6,781,768 of Parent’s common shares during 2005 to 2007 in a series of private placement transactions. As a result of its share ownership, Chesapeake has the right to have an observer present at meetings of the Parent’s board of directors.
As of March 31, 2012, Chesapeake owned 6,781,768 of Parent’s common shares, or 10.3% of the Parent’s outstanding common shares.

10.	Income Taxes
For the three months ended March 31, 2012 and 2011, respectively, the Company did not recognize a current income tax benefit or provision.

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

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except per share and share data)
Net loss attributable to Gastar Exploration Ltd.	$(6,310)	$(1,935)
Weighted average common shares outstanding - basic	63,336,437	63,024,481
Weighted average common shares outstanding - diluted	63,336,437	63,024,481
Net loss per common share attributable to Gastar Exploration Ltd. Common Shareholders:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	1,216,534	402,632
Stock options	817,600	867,800
Warrants	—	2,000,000
Total	2,034,134	3,270,432

12.	Commitments and Contingencies
Litigation
Navasota Resources L.P. (“Navasota”) vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas, LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas12th Judicial District. This lawsuit, dated October 31, 2005, contended that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties, which were sold to Chesapeake on November 4, 2005 (the “2005 Transaction”). The preferential right claimed that was the subject of the lawsuit is under an operating agreement dated July 7, 2000. The Company contended, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the 2005 Transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings, rendering judgment in favor of Navasota on its claims for breach of contract and specific performance, and remanding the case for further proceedings on Navasota’s other counts, which included claims for suit to quiet title, trespass to try title, tortuous interference with contract, conversion, money had and received, breach of contract and declaratory relief. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008. On August 28, 2008, the Texas Supreme Court requested briefing on the merits. On January 9, 2009, the Texas Supreme Court denied the Petition for Review. On January 26, 2009, the Company and Chesapeake jointly filed a motion for rehearing in the Texas Supreme Court on its denial of the Petition for Review. On April 24, 2009, the Texas Supreme Court denied the Petition for Review.
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
On or about June 9, 2009, Navasota filed and served its Fourth Amended Petition, essentially re-pleading its previously-asserted claims against the Company and Chesapeake. Navasota exercised its rights of specific performance, and Chesapeake assigned leases to Navasota in July 2009. In March 2011, Chesapeake dismissed the cross-claims against the Company, including the claim for rescission, without prejudice to the subsequent refiling of those claims. On April 12, 2011, Navasota filed its Fifth Amended Petition. The Fifth Amended Petition added a new claim that the Company allegedly refused to offer Navasota interests in oil and gas leases located within an area of mutual interest, failed to assign Navasota overriding royalty interests, and failed to recognize back-in-after-payout interests. On September 2, 2011, Navasota filed its Sixth Amended Petition. The Sixth Amended Petition added a new claim that the Company allegedly further violated Navasota’s preferential right under the July 7, 2000 operating agreement to the extent the Company sold any other interests in oil and gas leases located in an area of mutual interest without offering them to Navasota. The Sixth Amended Petition also added a claim that the Company violated the Texas Natural Resource Code sections 402 and 403 by failing to pay production proceeds to Navasota.
The claims for monetary damages that Navasota asserted against the Company are as follows:
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
The Company believed that these claims against the Company were invalid and that Navasota was not entitled to any recovery on its claims for monetary damages. In particular, the Company believed that by virtue of the costs incurred in connection with the properties during the time period that Chesapeake owned record title to the properties compared to amount reimbursed by Navasota to Chesapeake to date, Navasota was in a better position economically than it would have been in had the assignments to Navasota been made in November 2005. The Company also believed that the claim that Navasota would have earned hedging profits if it had received the assignments in November 2005 was both legally invalid and factually wrong based on the undisputed evidence.
The case was set for trial in Leon County, Texas on April 24, 2012. The Company attended court-mandated mediation on April 5, 2012, and at the mediation, the Company entered into a settlement agreement with Navasota. Under the terms of the settlement, Gastar Exploration Texas, LP agreed to pay the sum of $1.3 million to Navasota, Navasota gave a full release of claims to the Company, and Gastar Exploration Texas, LP agreed to offer Navasota the opportunity to acquire one-third (1/3) of Gastar Exploration Texas, LP's current working interest in each oil and gas lease that meets both of the following criteria: (a) Gastar Exploration Texas, LP acquired the lease or an interest in the lease after October 30, 2005 in the AMI that is the subject of the Joint Operating Agreement dated July 7, 2000 covering the Hilltop Prospect to which Navasota and Gastar Exploration Texas, LP are currently parties, and (b) none of the Gastar Defendants (or any of their affiliates) and none of the Chesapeake Defendants (or any of their affiliates) have conveyed a working interest therein to Navasota as of the date of this settlement agreement. The settlement agreement provides for the payment by Navasota of its share of lease acquisition costs for any leases in which it elects to acquire an interest and for an accounting of revenues and costs for any wells drilled on leases in which Navasota elects to acquire an interest. No later than June 4, 2012, Navasota must exercise its elections regarding the leases in which it will acquire interests pursuant to the settlement agreement.
Gastar Exploration Texas, LP vs. J. Ken Welch d/b/a W-S-M Oil Company, et al; Cause No. 0-09-117 in the 87th Judicial District Court of Leon County, Texas. This lawsuit, filed on March 12, 2009, is a suit for trespass to try title and, in the alternative, to quiet title to an undivided mineral interest under several Company oil and gas leases covering approximately 4,273.7 gross acres (the “Leases”). The Company contends that certain oil and gas leases claimed by the defendants have expired according to their terms and that the defendants’ failure to release those leases constitutes a trespass upon and cloud on the Leases. The Company also contends that the defendants’ continued production of oil from wells located on the land in question is a trespass to real property for which the Company is entitled to receive damages. The defendants answered the lawsuit and asserted certain affirmative defenses. The parties exchanged written discovery requests and responses. The parties exchanged documents responsive to requests for production. The defendants filed a counterclaim. The defendants claim that their leases are still valid and that they own a working interest and/or an overriding royalty in the Company’s Belin Nos. 1, 2 and 3 wells located in Leon County. The Company and the defendants attended mediation but no settlement was reached. On June 30, 2011, five individuals intervened in the lawsuit and claimed that they are owed overriding royalties under the same leases claimed by the defendants. The Company contends that the intervenors are not entitled to any overriding royalties because the leases claimed by the defendants and the intervenors have expired. The defendants, the intervenors and several third-party witnesses were deposed. On February 24, 2012, the Company and the intervenors reached a confidential settlement. A non-confidential term of the settlement with the intervenors was the intervenors' release of their claim to any overriding royalties. On March 31, 2012, the Company and the defendants entered into a settlement with an effective date of April 1, 2012. Some of the terms of the settlement are confidential. As part of the settlement, the defendants released their leases. By releasing their leases, the defendants gave up any claim to any interest in the Company's Belin Nos. 1, 2 and 3 wells. The defendants also assigned the wells they operated on the leases to the Company. Pursuant to the settlement, the lawsuit was dismissed with prejudice on April 20, 2012.
The settlements of the J. Ken Welch and Navasota lawsuits did not materially impact the Company's operating results, financial position or cash flows.
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

13.	Statement of Cash Flows – Supplemental Information
The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash paid for interest	$331	$89
Non-cash transactions:
Capital expenditures excluded from accounts payable and accrued drilling costs	(429)	809
Capital expenditures excluded from prepaid expenses	153	—
Asset retirement obligation included in natural gas and oil properties	18	178
Application of advances to operators	1,876	204

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2011 Form 10-K, (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.
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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional natural gas reserves, such as shale resource plays. We are currently pursuing the development of liquids-rich natural gas in the Marcellus Shale play in the Appalachia area of West Virginia and central and southwestern Pennsylvania. We also hold prospective acreage in the deep Bossier gas play in the Hilltop area of East Texas and in the Mid-Continent area of the U.S.
Parent is a Canadian corporation, incorporated in Alberta in 1987 and subsisting under the Business Corporations Act (Alberta), with its common shares listed on the NYSE Amex under the symbol “GST.” Parent is a holding company. Substantially all of the Company’s operations are conducted through, and substantially all of its assets are held by, Parent’s primary operating subsidiary, Gastar USA, and its subsidiaries. Gastar USA’s Series A Preferred Stock is listed on the NYSE Amex under the symbol “GST.PRA.”
Our current operational activities are conducted primarily in the U.S. As of March 31, 2012, our major assets consist of approximately 107,800 gross (76,200 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, approximately 38,500 gross (22,700 net) acres in the Bossier play in the Hilltop area of East Texas, approximately 36,000 gross (15,500 net) acres in the Powder River Basin of Wyoming and Montana and approximately 12,500 gross (5,100 net) acres in the Mid-Continent area of the U.S.
The following discussion addresses material changes in our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and material changes in our financial condition since December 31, 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I. Item 1. “Financial Statements” of this report, as well as our 2011 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as otherwise noted, there are no material differences between the consolidated information for the Company presented herein and the consolidated information of Gastar USA.
Natural Gas and Oil Activities
The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Marcellus Shale and Other Appalachia. The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of March 31, 2012, our acreage position in the play was approximately 107,800 gross (76,200 net) acres. We refer to the approximately 45,500 gross (20,700 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 62,300 gross (55,500 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play.
On September 21, 2010, we entered into the Atinum Joint Venture pursuant to a purchase and sale agreement with Atinum. Pursuant to the agreement, at the closing of the transaction on November 1, 2010, we assigned to Atinum, for $70.0 million in total consideration, an initial 21.43% interest in all of our existing Marcellus Shale assets in West Virginia and Pennsylvania, consisting of certain undeveloped acreage and a 50% working interest in 16 producing shallow conventional wells and one non-producing vertical Marcellus Shale well (the “Atinum Joint Venture Assets”). Atinum paid us approximately $30.0 million in cash upon closing. Additionally, Atinum was obligated to fund its 50% share of drilling, completion and infrastructure costs, and paid an additional $40.0 million of drilling costs in the form of a drilling carry obligation by funding 75% of our 50% share of those same costs. Upon completion of the funding of the drilling carry, we made additional assignments, as necessary, to Atinum as a result of which Atinum owns a 50% interest in the Atinum Joint Venture Assets.
The Atinum Joint Venture's initial three-year development program calls for the partners to drill a minimum of 12 horizontal wells in 2011 and 24 horizontal wells in each of 2012 and 2013. Due to recent natural gas price declines, Atinum and Gastar USA agreed to reduce the 2012 minimum wells to be drilled requirement from 24 wells to 20 wells. As of March 31, 2012, we had drilled and cased 26 gross (11.7 net) operated wells and were in various stages of drilling on two gross (0.9 net) operated wells in Marshall County, West Virginia, under the Atinum Joint Venture. Effective June 30, 2011, Atinum has the right to participate in any future leasehold acquisitions made by us within Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the existing Atinum Joint Venture. We will act as operator and are obligated to offer any future lease acquisitions to Atinum on a 50/50 basis. Atinum will pay us on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.
In December 2010, we completed a Marcellus Shale leasehold acquisition for the Marcellus East acreage for an aggregate purchase price of $28.9 million. The acquisition consisted of undeveloped leasehold in the Marcellus Shale concentrated in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia, including a gathering system comprised of 41 miles of four and six inch steel pipeline, a salt water disposal well, and five conventional producing wells. The Marcellus East acreage was outside the initial AMI with Atinum, and Atinum elected not to acquire a 50% interest as provided under the terms of the Atinum Joint Venture. We believe their decision was due to the timing of the transaction and limited prior operational results within the initial Atinum Joint Venture AMI. We have completed the drilling of the Hickory Ridge 2H horizontal Marcellus well in Marcellus East in Preston County, West Virginia. We completed the 2,500 foot lateral with a ten-stage fracture stimulation in August 2011 and the well has recovered approximately 57% of the fluids used in its completion. Currently, the well is producing approximately 217 Mcf/d. Nearby vertical wells also experienced low gas rates prior to recovering at least 75% of completion fluids. We recently installed a compressor to assist with accelerating the recoery of the completion fluids from the well, and we believe the well will be capable of producing at economic rates. Due to the current natural gas price environment, we are currently not planning to drill any additional wells on the Marcellus East acreage during 2012, but we are in the process of permitting a 3-D seismic survey over a portion of Marcellus East with a targeted completion date of early 2013.
As of March 31, 2012, our operated well activity in Marshall County, West Virginia was comprised of 12 gross (5.2 net) producing wells, 14 gross (6.5 net) wells drilled and either fracture stimulated or waiting to be fracture stimulated and two gross (0.9 net) wells in various stages of drilling in progress. The 12 operated wells on production were comprised of the Wengerd 1H and 7H wells, the Corley 1H, 2H, 3H and 4H wells, the Simms 1H, 2H and 3H wells and the Hall 1H, 2H and 3H wells. Our average working interest in these 12 producing wells is 43.5% and the average well lateral length is approximately 4,700 feet.
As of March 31,2012, we had commenced drilling operations on the Wayne lease, a four horizontal well pad scheduled for production in September 2012 in Marshall County, West Virginia. Our average working interest in the Wayne wells is 45% and the average well lateral length for the Wayne wells is targeted to be approximately 5,400 feet.
As of March 31, 2012, we had participated on a non-operated basis in the drilling of seven horizontal Marcellus Shale wells in Butler County, Pennsylvania and an additional four non-operated horizontal Marcellus Shale wells in Marshall County, West Virginia. Three of the seven Butler County wells were turned to production on December 1, 2011 with the remaining four wells completed and turned to sales in March 2012. Our average working interest in the Butler County wells is 19.2% and the average lateral length of the wells is 3,900 feet. Of the four Marshall County non-operated wells, two of the wells were on production prior to December 31, 2011 and the remaining wells were placed on production by mid-April 2012. Our current average working interest in the Marshall County wells is 22.5% and the average well lateral length is approximately 4,200 feet.
For the three months ended March 31, 2012, net production from the Marcellus Shale averaged approximately 14.0 MMcfe/d compared to 0.7 MMcfe/d for the three months ended March 31, 2011. During the last several quarters, our operated production and sales in West Virginia have been curtailed by issues with condensate handling, dehydration limitations and high line pressures on a third-party-operated gathering system. The operator has been gradually resolving these issues and total resolution is expected by the end of the second quarter of 2012.
Hilltop Area, East Texas. At March 31, 2012, we held leases covering approximately 38,500 gross (22,700 net) acres in the Bossier play in the Hilltop area of East Texas in Leon and Robertson Counties. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived per well reserves. Due to current low natural gas prices, we have suspended all Bossier drilling activities in the Hilltop area for 2012.

We are monitoring offset horizontal drilling activity in the Eagle Ford and Woodbine formations by Encana Corporation and EOG Resources, Inc. Should the drilling results of the offset operators warrant such, we may consider drilling an Eagle Ford or Woodbine test well in 2013.
For the three months ended March 31, 2012, net production from the Hilltop area averaged approximately 14.1 MMcfe/d compared to 20.4 MMcfe/d for the three months ended March 31, 2011.
Coalbed Methane – Powder River Basin, Wyoming and Montana. As of March 31, 2012, we own an approximate 40% average working interest in approximately 36,000 gross (15,500 net) acres in the Powder River Basin of Wyoming and Montana. For the three months ended March 31, 2012 and 2011, net production from the Powder River Basin averaged approximately 1.4 MMcfe/d, respectively. Due to low natural gas prices, the overall field operations from the Powder River Basin have continued to be uneconomic and based on current future natural gas price curves, operations may continue to be uneconomic for the foreseeable future. As such, on May 3, 2012, we assigned our working interest in the Powder River Basin to the operator effective January 1, 2012.
Gastar USA Series A Preferred Stock
During the three months ended March 31, 2012, Gastar USA sold 1,617,394 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $30.8 million, resulting in 2,981,937 total shares issued for net proceeds of $58.2 million. From April 1, 2012 to May 3, 2012, we sold an additional 260,562 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $5.0 million. We plan to continue issuing Series A Preferred Stock under the ATM Agreement in the future depending on our capital expenditures program and market conditions. See “Liquidity and Capital Resources” of this report.

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
The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Production:
Natural gas (MMcf)	2,237	1,966
Oil (MBbl)	26	11
NGLs (MBbl)	47	—
Total production (MMcfe)	2,678	2,031
Total (Mmcfe/d)	29.4	22.6
Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$1.96	$3.35
Natural gas per Mcf, including impact of realized hedging activities	3.09	4.62
Oil per Bbl, excluding impact of realized hedging activities	74.74	88.05
Oil per Bbl, including impact of realized hedging activities	71.76	88.05
NGLs per Bbl, excluding impact of realized hedging activities	39.80	—
NGLs per Bbl, including impact of realized hedging activities	39.76	—
Average sales price per Mcfe, excluding impact of realized hedging activities	$3.08	$3.71
Average sales price per Mcfe, including impact of realized hedging activities	3.99	4.94
Selected operating expenses (in thousands):
Production taxes	$453	$109
Lease operating expenses	2,416	1,707
Transportation, treating and gathering	1,179	1,103
Depreciation, depletion and amortization	5,653	4,112
General and administrative expense	3,161	2,880
Selected operating expenses per Mcfe:
Production taxes	$0.17	$0.05
Lease operating expenses	0.90	0.84
Transportation, treating and gathering	0.44	0.54
Depreciation, depletion and amortization	2.11	2.02
General and administrative expense	1.18	1.42

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011
Revenues. Total natural gas, oil and NGLs revenues were $10.7 million for the three months ended March 31, 2012, up from $10.0 million for the three months ended March 31, 2011. The increase in revenues was the result of a 32% increase in production offset by a 19% decrease in weighted average realized prices. Average daily production on an equivalent basis was 29.4 MMcfe/d for the three months ended March 31, 2012 compared to 22.6 MMcfe/d for the same period in 2011. Oil and NGLs daily production represented approximately 16% of total production for the three months ended March 31, 2012 compared to 3% of daily production for the prior year three month period, primarily as a result of our increased focus on drilling liquids-rich acreage in 2011 due to lower natural gas prices.
Liquids revenues (oil and NGLs including condensate) represented approximately 47% of our total revenues before hedge impact for the period ended March 31, 2012 compared to 13% for the period ended March 31, 2011. Due to continued lower natural gas prices, we are focusing the majority of our 2012 drilling activity on the liquids-rich portions of the Marcellus Shale. If current trends of natural gas prices relative to oil prices continue and assuming that we successfully and timely complete our

2012 drilling activity, we expect our liquids revenues to continue to increase as a percentage of total revenues before hedging gains or losses for the remainder of 2012.
During the three months ended March 31, 2012, approximately 78% of our natural gas production had downside hedge price protection. The realized effect of hedging on natural gas sales was an increase of $2.5 million in natural gas revenues resulting in an increase in total price realized from $1.96 per Mcf to $3.09 per Mcf. The realized hedge impact includes a benefit of $220,000 for amortization of prepaid call sale premiums. Excluding the non-cash amortization, the realized effect of hedging was an increase in revenues of $2.3 million, which was comprised of $3.4 million of NYMEX hedge gains and $8,000 of regional basis gains offset by payment of deferred put premiums of $1.1 million. For the remainder of 2012, we have costless three way collar hedges for approximately 7,400 MMBtu/d with a weighted average floor of $5.73, short put of $4.00 and a ceiling of $6.88. In addition, we have put spread hedges for approximately 13,400 MMBtu/d with a weighted average floor of $6.00 and a short put of $4.00 and call spreads for 2,000 MMBtu/d with a weighted average call of $4.00 and a ceiling of $4.50. During the three months ended March 31, 2011, the realized effect of hedging on natural gas sales was an increase of $2.5 million in natural gas and oil revenues resulting in an increase in total price realized from $3.35 per Mcf to $4.62 per Mcf. The 2011 realized hedge impact included a benefit of $442,000 of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $699,000.
During the three months ended March 31, 2012, approximately 69% of our oil production was hedged. The realized effect of hedging on oil sales was a decrease of $78,000 in oil revenues resulting in a decrease in total price realized from $74.74 per Bbl to $71.76 per Bbl. For the remainder of 2012, we have fixed price swaps for 600 Bbls/d of crude oil at $102.01 per Bbl. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing.
During the three months ended March 31, 2012, approximately 13% of our NGLs production was hedged. The realized effect of hedging on NGLs sales was a decrease of $2,000 in NGLs revenues resulting in a decrease in total price realized from $39.80 per Bbl to $39.76 per Bbl. For the remainder of 2012, we have fixed price swaps for 200 Bbls/d of NGLs at $52.50 per Bbl providing price protection for our future propane component of our NGLs production.
Unrealized hedge loss was $1.5 million for the three months ended March 31, 2012 compared to an unrealized hedge loss of $1.9 million for the three months ended March 31, 2011. The decrease in unrealized hedge loss is the result of lower future NYMEX gas prices partially offset by losses related to future oil hedges.
Production taxes. We reported production taxes of $453,000 for the three months ended March 31, 2012 compared to $109,000 for the three months ended March 31, 2011. The increase in production taxes primarily resulted from higher revenues in West Virginia due to increased natural gas, oil and NGLs production.
Lease operating expenses. We reported lease operating expenses of $2.4 million for the three months ended March 31, 2012 compared to $1.7 million for the three months ended March 31, 2011. Our lease operating expenses (“LOE”) were $0.90 per Mcfe for the three months ended March 31, 2012 compared to $0.84 per Mcfe for the same period in 2011. The increase in the rate per Mcfe was primarily due to higher workover costs of $0.07 per Mcfe and higher controllable LOE of $0.04 per Mcfe offset by a $0.05 per Mcfe decrease in ad valorem taxes during the three months ended March 31, 2012.
Transportation, treating and gathering. We reported transportation expenses of $1.2 million for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011. The current quarter included $465,000 of charges under our Hilltop gas gathering agreement with Hilltop Resort GS, LLC compared to $267,000 of such charges in the same quarter of 2011. Such charges resulted from actual production volumes being less than minimum contractual volume requirements.
Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $5.7 million for the three months ended March 31, 2012 up from $4.1 million for the three months ended March 31, 2011. The increase in DD&A expense was the result of a 4% increase in the DD&A rate per Mcfe and a 32% increase in production. The DD&A rate for the three months ended March 31, 2012 was $2.11 per Mcfe compared to $2.02 per Mcfe for the same period in 2011. The increase in the rate is primarily due to higher proved costs associated with recent East Texas wells drilled and additional allocation of undeveloped East Texas leasehold costs from unproved to proved properties based on recent drilling results.
General and administrative expense. We reported general and administrative expenses of $3.2 million for the three months ended March 31, 2012, up from $2.9 million for the three months ended March 31, 2011. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $892,000 and $705,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in stock-based compensation expense is primarily due to the additional expense recognized during the period related to grants made in early 2012 that were in excess of grants made in the prior year. Excluding stock-based compensation expense, general and administrative expense increased $94,000 to $2.3 million for the three months ended March 31, 2012 compared to March 31, 2011. This increase is primarily due to higher legal costs.

Litigation settlement expense. We reported litigation settlement expense of $1.3 million for the three months ended March 31, 2012 resulting from our settlement with Navasota on April 5, 2012. For additional information regarding the settlement of this matter, see Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements included in this report.
Dividends on Preferred Stock. We reported dividends on our Series A Preferred Stock of $1.2 million for the three months ended March 31, 2012. The Series A Preferred Stock had a stated value of approximately $58.2 million at March 31, 2012 and carries a cumulative dividend rate of 8.625% per annum. There were no shares of Series A Preferred Stock outstanding for the three months ended March 31, 2011.

Liquidity and Capital Resources
Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under the Revolving Credit Facility, issuances of Gastar USA preferred equity and access to capital markets, to the extent available. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in natural gas, oil and NGLs prices, drilling results and cash flow.
For the three months ended March 31, 2012, we reported cash flows provided by operating activities of $2.5 million, net cash used in investing activities, primarily for the development and purchase of natural gas and oil properties, of $38.8 million and net cash provided by financing activities of $35.3 million, consisting of $30.8 million of proceeds from issuances of 1,617,394 shares of Gastar USA’s Series A Preferred Stock and $5.0 million of net borrowings under our Revolving Credit Facility. As a result of these activities, our cash and cash equivalents balance decreased by $1.0 million, resulting in a cash and cash equivalents balance of $9.6 million at March 31, 2012.
At March 31, 2012, we had a net working capital deficit of approximately $18.8 million, including $18.3 million of advances from non-operators. At March 31, 2012, availability under our Revolving Credit Facility was $65.0 million.
Future capital and other expenditure requirements. Capital expenditures for the remainder of 2012, excluding acquisitions, are projected to be approximately $97.2 million. In the Marcellus Shale, we expect to spend $74.7 million for drilling, completion, infrastructure, lease acquisition and seismic costs. We have budgeted $4.7 million for East Texas. In addition, we have allocated $13.5 million for a new Mid-Continent oil-focused venture and $4.3 million for capitalized interest and other costs. We plan on funding this capital activity through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility and possible future ATM issuances of Gastar USA Series A Preferred Stock. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in natural gas and oil prices, costs of drilling and completion and leasehold acquisitions, drilling results, future ATM issuances of Gastar USA Series A Preferred Stock and changes in the borrowing base under the Revolving Credit Facility.
Commodity Hedging Activities. Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas, oil and NGLs. Prices for these commodities are determined primarily by prevailing market conditions including national and worldwide economic activity, weather, infrastructure capacity to reach markets, supply levels and other variable factors. These factors are beyond our control and are difficult to predict.
To mitigate some of the potential negative impact on cash flows caused by changes in natural gas, oil and NGLs prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas, oil and NGLs price risk. In addition to NYMEX swaps and collars and fixed price swaps, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.
At March 31, 2012, the estimated fair value of all of our commodity derivative instruments was a net asset of $13.5 million, comprised of current and non-current assets and liabilities. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2010 through December 2012. At March 31, 2012, we had a current commodity derivative premium payable of $3.6 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.
By removing the price volatility from a portion of our natural gas, oil and NGLs for 2012, 2013 and 2014, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.
As of March 31, 2012, all of our economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to us to be in default on their derivative positions. Credit support for our open derivatives at March 31, 2012 is provided under the Revolving Credit Facility through inter-creditor agreements or open credit accounts of up to $5.0 million. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.
Revolving Credit Facility. At March 31, 2012, we had $35.0 million outstanding under the Revolving Credit Facility compared to our December 31, 2011 outstanding balance of $30.0 million. The increase in our long-term debt balance is associated with expenditures for the development of natural gas and oil properties during the three months ended March 31, 2012 of $35.5 million. Effective March 5, 2012, the borrowing base under the Revolving Credit Facility was increased from $50.0 million to $100.0 million. Borrowing base redeterminations are scheduled semi-annually with the next redetermination scheduled for November 2012. However, we and the lenders may request one additional unscheduled redetermination annually.
Borrowings under the Revolving Credit Facility bear interest, at our election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on the LIBO rate, depending on the utilization percentage in relation to the borrowing base. Under the Revolving Credit Facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement. At May 8, 2012, our availability under our Revolving Credit Facility was $55.0 million.
At March 31, 2012, Gastar USA was in compliance with all financial covenants under the Revolving Credit Facility. For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.
Off-Balance Sheet Arrangements
As of March 31, 2012, we had no off-balance sheet arrangements. We have no plans to enter into any off- balance sheet arrangements in the foreseeable future.
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
Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 2 -Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2011 Form 10-K.
Recent Accounting Developments
For a discussion of recent accounting developments, see Part I, Item 1. “Financial Statements, Note 2 – Summary of Significant Policies” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our natural gas, oil and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas, oil and NGLs in the region produced. Prices received for natural gas, oil and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three months ended March 31, 2012, a 10% change in the prices received for natural gas, oil and NGLs production would have had an approximate $824,000 impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.
Interest Rate Risk
At March 31, 2012, we had $35.0 million outstanding under the Revolving Credit Facility. Based on the amount outstanding under our Revolving Credit Facility at March 31, 2012, a one percentage point change in the interest rate would have had an $88,000 impact on our interest expense, all of which would have been capitalized. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.
Foreign Currency Exchange Risk
During 2009, we sold all of our Australian assets. As a result, all of our current and future revenues and capital expenditures and substantially all of our expenses are in U.S. dollars, thus limiting our exposure to foreign currency exchange risk.

Item 4. Controls and Procedures
Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA, Parent and Gastar USA each conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA concluded that, as of March 31, 2012, each company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 12 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended March 31, 2012 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2011 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of exhibits filed or furnished (as indicated) as part of this report. Where so indicated by a note, exhibits which were previously filed are incorporated herein by reference.

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

10.1*
Second Amendment to Employment Agreement entered into by and between Gastar Exploration Ltd., Gastar Exploration USA, Inc. and Michael A. Gerlich as of April 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 12, 2012. File No. 001-32714).

10.2*
First Amendment to Gastar Exploration Ltd. Employee Change of Control Severance Plan, dated April 11, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated April 12, 2012. File No. 001-32714).

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
____________________________________

* Management contract or compensatory plan or arrangement.
† Filed herewith.
†† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date:	May 9, 2012	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 9, 2012	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION USA, INC.

Date:	May 9, 2012	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President
(Duly authorized officer and principal executive officer)

Date:	May 9, 2012	By:	/S/ MICHAEL A. GERLICH
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

10.1*
Second Amendment to Employment Agreement entered into by and between Gastar Exploration Ltd., Gastar Exploration USA, Inc. and Michael A. Gerlich as of April 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 12, 2012. File No. 001-32714).

10.2*
First Amendment to Gastar Exploration Ltd. Employee Change of Control Severance Plan, dated April 11, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated April 12, 2012. File No. 001-32714).

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
___________________________________

* Management contract or compensatory plan or arrangement.
† Filed herewith.
†† Furnished herewith.