Form 10-Q
period 2012-09-30
GASTAR EXPLORATION LTD; Gastar Exploration USA, Inc.
filed 2012-11-07
CIK 1170154, 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
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

Gastar Exploration Ltd.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Gastar Exploration USA, Inc.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Gastar Exploration Ltd.	Yes	☐	No	☒
Gastar Exploration USA, Inc.	Yes	☐	No	☒

The total number of outstanding common shares, no par value per share, as of November 2, 2012 was

Gastar Exploration Ltd.	65,663,063	shares of common stock
Gastar Exploration USA, Inc.	750	shares of common stock

GASTAR EXPLORATION LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Gastar Exploration Ltd. Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4
	Gastar Exploration Ltd. Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	5
	Gastar Exploration Ltd. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	6
	Gastar Exploration USA, Inc. Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	7
	Gastar Exploration USA, Inc. Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	8
	Gastar Exploration USA, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosure	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
SIGNATURES		40

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

Glossary of Terms

AMI	Area of Mutual Interest, an agreed designated geographic area where joint venturers or other industry partners have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent

MMcfe	One million cubic feet of natural gas equivalent

MMcfe/d	One million cubic feet of natural gas equivalent per day

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

psi	Pounds per square inch

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,103	$10,647
Accounts receivable, net of allowance for doubtful accounts of $546 and $551, respectively	8,277	10,706
Commodity derivative contracts	11,446	19,385
Prepaid expenses	799	1,243
Total current assets	29,625	41,981
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	74,954	78,302
Proved properties	623,112	514,357
Total natural gas and oil properties	698,066	592,659
Furniture and equipment	1,864	1,629
Total property, plant and equipment	699,930	594,288
Accumulated depreciation, depletion and amortization	(479,079)	(308,548)
Total property, plant and equipment, net	220,851	285,740
OTHER ASSETS:
Restricted cash	—	50
Commodity derivative contracts	2,685	4,130
Deferred charges, net	709	535
Advances to operators and other assets	501	2,067
Total other assets	3,895	6,782
TOTAL ASSETS	$254,371	$334,503
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,720	$17,693
Revenue payable	8,811	4,137
Accrued interest	136	144
Accrued drilling and operating costs	6,923	4,647
Advances from non-operators	18,438	19,523
Commodity derivative contracts	2,578	6,479
Commodity derivative premium payable	1,414	4,725
Accrued litigation settlement liability	—	800
Other accrued liabilities	2,407	1,723
Total current liabilities	52,427	59,871
LONG-TERM LIABILITIES:
Long-term debt	70,000	30,000
Commodity derivative contracts	2,452	1,163
Asset retirement obligation	6,689	8,275
Total long-term liabilities	79,141	39,438
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock, no par value; unlimited shares authorized; 65,663,063 and 64,706,750 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	316,346	316,346
Additional paid-in capital	27,618	25,376
Accumulated deficit	(297,721)	(133,919)
Total shareholders' equity	46,243	207,803
Non-controlling interest:
Preferred stock of subsidiary, aggregate liquidation preference $98,674 and $34,114 at September 30, 2012 and December 31, 2011, respectively	76,560	27,391
Total equity	122,803	235,194
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$254,371	$334,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$8,906	$8,613	$22,499	$25,184
Oil	3,457	736	7,748	2,707
NGLs	2,483	239	6,394	239
Total natural gas, oil and NGLs revenues	14,846	9,588	36,641	28,130
Unrealized hedge gain (loss)	(5,403)	2,424	(4,123)	1,027
Total revenues	9,443	12,012	32,518	29,157
EXPENSES:
Production taxes	560	157	1,494	384
Lease operating expenses	780	2,363	4,754	5,945
Transportation, treating and gathering	1,305	1,128	3,715	3,354
Depreciation, depletion and amortization	7,135	3,694	19,744	10,797
Impairment of natural gas and oil properties	78,054	—	150,787	—
Accretion of asset retirement obligation	101	138	284	392
General and administrative expense	2,951	3,100	9,263	8,576
Litigation settlement expense	—	—	1,250	—
Total expenses	90,886	10,580	191,291	29,448
INCOME (LOSS) FROM OPERATIONS	(81,443)	1,432	(158,773)	(291)
OTHER INCOME (EXPENSE):
Interest expense	(30)	(24)	(86)	(87)
Investment income and other	2	2	6	7
Foreign transaction loss	(2)	(8)	(2)	(5)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(81,473)	1,402	(158,855)	(376)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(81,473)	1,402	(158,855)	(376)
Dividend on preferred stock attributable to non-controlling interest	1,984	388	4,947	419
NET INCOME (LOSS) ATTRIBUTABLE TO GASTAR EXPLORATION LTD.	$(83,457)	$1,014	$(163,802)	$(795)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO GASTAR EXPLORATION LTD. COMMON SHAREHOLDERS:
Basic	$(1.31)	$0.02	$(2.58)	$(0.01)
Diluted	$(1.31)	$0.02	$(2.58)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	63,601,645	63,238,069	63,494,224	62,901,860
Diluted	63,601,645	63,842,098	63,494,224	62,901,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,855)	$(376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	19,744	10,797
Impairment of natural gas and oil properties	150,787	—
Stock-based compensation	2,575	2,003
Unrealized hedge (gain) loss	4,123	(1,027)
Realized gain on derivative contracts	(662)	(1,303)
Amortization of deferred financing costs	157	193
Accretion of asset retirement obligation	284	392
Changes in operating assets and liabilities:
Accounts receivable	2,429	(4,199)
Commodity derivative contracts	—	(54)
Prepaid expenses	345	765
Accounts payable and accrued liabilities	129	774
Net cash provided by operating activities	21,056	7,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(100,606)	(58,672)
Advances to operators	(4,282)	(3,299)
(Use of proceeds) proceeds from non-operators	(1,085)	27,794
Purchase of furniture and equipment	(235)	(346)
Net cash used in investing activities	(106,208)	(34,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	70,000	41,000
Repayment of revolving credit facility	(30,000)	(31,000)
Proceeds from issuance of preferred stock, net of issuance costs	49,169	16,855
Dividend on preferred stock attributable to non-controlling interest	(4,947)	(419)
Deferred financing charges	(332)	(13)
Other	(282)	(336)
Net cash provided by financing activities	83,608	26,087
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,544)	(471)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,647	7,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,103	$6,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,009	$10,595
Accounts receivable, net of allowance for doubtful accounts of $546 and $551, respectively	8,276	10,703
Commodity derivative contracts	11,446	19,385
Prepaid expenses	774	1,088
Total current assets	29,505	41,771
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	74,954	78,302
Proved properties	623,104	514,349
Total natural gas and oil properties	698,058	592,651
Furniture and equipment	1,864	1,629
Total property, plant and equipment	699,922	594,280
Accumulated depreciation, depletion and amortization	(479,072)	(308,541)
Total property, plant and equipment, net	220,850	285,739
OTHER ASSETS:
Restricted cash	—	25
Commodity derivative contracts	2,685	4,130
Deferred charges, net	709	535
Advances to operators and other assets	501	2,067
Total other assets	3,895	6,757
TOTAL ASSETS	$254,250	$334,267
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,695	$17,682
Revenue payable	8,811	4,137
Accrued interest	136	144
Accrued drilling and operating costs	6,923	4,647
Advances from non-operators	18,438	19,523
Commodity derivative contracts	2,578	6,479
Commodity derivative premium payable	1,414	4,725
Accrued litigation settlement liability	—	800
Other accrued liabilities	2,180	1,654
Total current liabilities	52,175	59,791
LONG-TERM LIABILITIES:
Long-term debt	70,000	30,000
Commodity derivative contracts	2,452	1,163
Asset retirement obligation	6,682	8,268
Due to parent	30,810	27,432
Total long-term liabilities	109,944	66,863
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 3,946,950 and 1,364,543 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, with liquidation preference of $25.00 per share	39	14
Common stock, no par value; 1,000 shares authorized; 750 shares issued and outstanding	237,431	239,431
Additional paid-in capital	76,521	27,377
Accumulated deficit	(221,860)	(59,209)
Total stockholders' equity	92,131	207,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,250	$334,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$8,906	$8,613	$22,499	$25,184
Oil	3,457	736	7,748	2,707
NGLs	2,483	239	6,394	239
Total natural gas, oil and NGLs revenues	14,846	9,588	36,641	28,130
Unrealized hedge gain (loss)	(5,403)	2,424	(4,123)	1,027
Total revenues	9,443	12,012	32,518	29,157
EXPENSES:
Production taxes	560	157	1,494	384
Lease operating expenses	780	2,363	4,754	5,944
Transportation, treating and gathering	1,305	1,128	3,715	3,354
Depreciation, depletion and amortization	7,135	3,694	19,744	10,797
Impairment of natural gas and oil properties	78,054	—	150,787	—
Accretion of asset retirement obligation	101	138	284	392
General and administrative expense	2,481	2,879	8,105	7,992
Litigation settlement expense	—	—	1,250	—
Total expenses	90,416	10,359	190,133	28,863
INOME (LOSS) FROM OPERATIONS	(80,973)	1,653	(157,615)	294
OTHER INCOME (EXPENSE):
Interest expense	(30)	(24)	(87)	(86)
Investment income and other	(5)	(1)	(4)	96
Foreign transaction gain (loss)	1	(5)	2	(2)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(81,007)	1,623	(157,704)	302
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(81,007)	1,623	(157,704)	302
Dividend on preferred stock	1,984	388	4,947	419
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDER	$(82,991)	$1,235	$(162,651)	$(117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(157,704)	$302
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	19,744	10,797
Impairment of natural gas and oil properties	150,787	—
Stock-based compensation	2,575	2,003
Unrealized hedge (gain) loss	4,123	(1,027)
Realized gain on derivative contracts	(662)	(1,303)
Amortization of deferred financing costs	157	193
Accretion of asset retirement obligation	284	392
Changes in operating assets and liabilities:
Accounts receivable	2,427	(4,193)
Commodity derivative contracts	—	(54)
Prepaid expenses	215	601
Accounts payable and accrued liabilities	(43)	675
Net cash provided by operating activities	21,903	8,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(100,606)	(58,672)
Advances to operators	(4,282)	(3,299)
(Use of proceeds) proceeds from non-operators	(1,085)	27,794
Purchase of furniture and equipment	(235)	(346)
Net cash used in investing activities	(106,208)	(34,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	70,000	41,000
Repayment of revolving credit facility	(30,000)	(31,000)
Proceeds from issuance of preferred stock, net of issuance costs	49,169	16,855
Dividend on preferred stock	(4,947)	(419)
Deferred financing charges	(332)	(13)
Dividend to parent, net	(1,196)	(836)
Other	25	100
Net cash provided by financing activities	82,719	25,687
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,586)	(450)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,595	7,401
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,009	$6,951

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
The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

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
The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$3,155	$3,958
Acreage acquisition costs	67,590	68,217
Capitalized interest	4,209	6,127
Total unproved properties excluded from amortization	$74,954	$78,302

For the nine months ended September 30, 2012, management's evaluation of unproved properties resulted in an impairment. Due to a decline in natural gas prices and the suspension of drilling activity in East Texas, the Company reclassified $19.1 million of unproved properties to proved properties at September 30, 2012.

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

Management’s ceiling test evaluation for the nine months ended September 30, 2012 resulted in an impairment of proved natural gas and oil properties of $150.8 million recorded at September 30, 2012. Management's ceiling test evaluation for the nine months ended September 30, 2011 did not result in an impairment of proved natural gas and oil properties. The following table provides the 12-month unweighted arithmetic average of the equivalent realized price utilized in the ceiling test evaluations for the periods indicated:

	For the Nine Months Ended September 30,
	2012	2011
Average price per Mcfe	$3.69	$4.59

Given the current price environment, the Company expects that future declines in the 12-month average of natural gas, oil and NGLs prices will likely result in the recognition of future ceiling impairments in 2012.
Atinum Joint Venture
In September 2010, Gastar USA entered into a joint venture (the “Atinum Joint Venture”) pursuant to a purchase and sale agreement with an affiliate of Atinum Partners Co., Ltd. (“Atinum”), a Korean investment firm. Pursuant to the agreement, at the closing of the transactions on November 1, 2010, Gastar USA assigned to Atinum an initial 21.43% interest in all of its existing Marcellus Shale assets in West Virginia and Pennsylvania, which consisted of approximately 37,600 gross (34,200 net) acres and a 50% working interest in 16 producing shallow conventional wells and one non-producing vertical Marcellus Shale well (the “Atinum Joint Venture Assets”). Atinum paid Gastar USA approximately $30.0 million in cash at the closing and paid additional $40.0 million of Gastar USA's share of drilling costs over time in the form of a “drilling carry.” Upon completion of the funding of the drilling carry, Gastar USA made additional assignments to Atinum in early 2012 as a result of which Atinum owns a 50% interest in the Atinum Joint Venture Assets. The terms of the drilling carry required Atinum to fund its ultimate 50% share of drilling, completion and infrastructure costs along with 75% of Gastar USA’s ultimate 50% share of those same costs until the $40.0 million drilling carry had been satisfied. As of December 31, 2011, Atinum had completed the funding of the $40.0 million drilling carry. Subsequent to December 31, 2011, Atinum funds only its 50% share of costs.
The Atinum Joint Venture is pursuing an initial three-year development program that calls for the partners to drill a minimum of 12 horizontal wells in 2011 and 24 operated horizontal wells in each of 2012 and 2013, respectively. Due to recent natural gas price declines, Atinum and Gastar USA agreed to reduce the 2012 minimum wells to be drilled requirement from 24 wells to 20 wells. As of September 30, 2012, 35 operated wells were drilled and cased under the Atinum Joint Venture. Subsequent to June 30, 2011, an AMI was established for additional acreage acquisitions in Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia. Within this AMI, Gastar USA acts as operator and is obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum will pay Gastar USA on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.

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
Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. Gastar USA and its lenders may request one additional unscheduled redetermination annually. As of December 31, 2011, the Revolving Credit Facility had a borrowing base of $50.0 million, with $30.0 million of borrowings outstanding and availability of $20.0 million. Gastar USA requested that the May 2012 redetermination be accelerated to March 2012. On March 5, 2012, Gastar USA was notified by its lenders that, effective immediately, the borrowing base was increased from $50.0 million to $100.0 million. Gastar USA requested that the November 2012 redetermination be accelerated to September 2012. On October 19, 2012, Gastar USA was notified by its lenders that, effective September 30, 2012, the borrowing base was increased from $100.0 million to $110.0 million. At September 30, 2012, the Revolving Credit Facility had a borrowing base of $110.0 million, with $70.0 million of borrowings outstanding and availability of $40.0 million. The next regularly scheduled redetermination is set for May 2013.
At September 30, 2012, Gastar USA was in compliance with all financial covenants under the Revolving Credit Facility.
Other Debt

Credit support for the Company’s open derivatives at September 30, 2012 is provided under the Revolving Credit Facility through inter-creditor agreements or open accounts of up to $5.0 million.

5.	Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 inputs. For the nine months ended September 30, 2012, management's evaluation of unproved properties resulted in an impairment. Due to a decline in natural gas prices and the suspension of drilling activity in East Texas, the Company reclassified $19.1 million of unproved properties to proved properties at September 30, 2012. For the nine months ended September 30, 2011, the Company did not recognize an impairment of unproved properties. As no other fair value measurements are required to be recognized on a non-recurring basis at September 30, 2012, no additional disclosures are provided at September 30, 2012.
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

•
Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. These inputs may be used with internally developed methodologies or third party broker quotes that result in management’s best estimate of fair value. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Level 3 instruments are commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas, oil and NGLs price risk. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. The fair values derived from counterparties and third-party brokers are verified using publicly available values for relevant NYMEX futures contracts and exchange traded contracts for each derivative settlement location. Although such counterparty and third-party broker quotes are used to assess the fair value of its commodity derivative instruments, the Company does not have access to the specific assumptions used in its counterparties valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided and the Company does not currently have sufficient corroborating market evidence to support classifying these contracts as Level 2 instruments.

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
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$9,103	$—	$—	$9,103
Commodity derivative contracts	—	—	14,131	14,131
Liabilities:
Commodity derivative contracts	—	—	(5,030)	(5,030)
Total	$9,103	$—	$9,101	$18,204

	Fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$10,647	$—	$—	$10,647
Restricted cash	50	—	—	50
Commodity derivative contracts	—	—	23,515	23,515
Liabilities:
Commodity derivative contracts	—	—	(7,642)	(7,642)
Total	$10,697	$—	$15,873	$26,570

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2012 and 2011. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$15,460	$13,286	$15,873	$15,199
Total gains (losses) (realized or unrealized):
included in earnings	(2,045)	4,813	4,594	7,596
included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements (1)	(4,314)	(2,853)	(11,366)	(7,549)
Transfers in and (out) of Level 3	—	—	—	—
Balance at end of period	$9,101	$15,246	$9,101	$15,246
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at September 30, 2012 and 2011	$(5,403)	$2,424	$(4,123)	$1,027
 _________________________________

(1)	Included in total revenues on the statement of operations.

At September 30, 2012, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at September 30, 2012 approximates the respective carrying value because the interest rate approximates the current market rate (Level 2).
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
All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized natural gas hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas, oil and NGLs revenues. For the three and nine months ended September 30, 2012, the Company reported unrealized losses of $5.4 million and $4.1 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative instruments. For the three and nine months ended September 30, 2011, the Company reported unrealized gains of $2.4 million and $1.0 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative instruments.
As of September 30, 2012, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtu's)
2012	Put spread	16,566	1,524,040	$—	$6.00	$4.00	$—	$—
2012	Costless three-way collar	7,391	679,960	—	5.73	4.00	—	6.88
2012	Call spread	2,000	184,000	—	—	—	4.00	4.50
2012	Basis - HSC (1)	5,000	460,000	(0.08)	—	—	—	—
2013	Call spread	2,500	912,500	—	—	—	4.75	5.25
2013	Costless three-way collar	2,500	912,500	—	5.00	4.00	—	6.45
2013	Protective spread	8,000	2,920,000	4.91	—	3.23	—	—
2013 (2)	Protective spread	4,025	853,200	3.70	—	3.00	—	—
2013	Basis - HSC (1)	4,000	1,460,000	(0.11)	—	—	—	—
2014	Short calls	2,500	912,500	—	—	—	—	6.00
2014	Costless three-way collar	3,000	1,095,000	—	4.00	3.00	—	4.36
2014	Costless three-way collar	5,000	1,825,000	—	3.75	3.00	—	4.55
 _______________________________

(1)	East Houston-Katy - Houston Ship Channel

(2)	For the period January to July 2013

As of September 30, 2012, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in Bbls)
2012	Fixed price swap	600	55,200	$102.01	$—	$—	$—	$—
2013	Put spread	400	146,000	—	100.75	70.00	—	—
2014	Costless three-way collar	200	73,000	—	90.00	70.00	—	106.20
 _______________________________

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of September 30, 2012, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in Bbls)
2012	Fixed price swap	250	23,000	$49.59	$—	$—	$—	$—
2013	Fixed price swap	175	63,750	42.06	—	—	—	—
As of September 30, 2012, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. Credit support for the Company’s open derivatives at September 30, 2012 is provided under the Revolving Credit Facility through inter-creditor agreements or open credit accounts of up to $5.0 million. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.
In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period July 2010 through December 2012. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company began amortizing the deferred put premium liabilities during July 2010. At September 30, 2012 and December 31, 2011, the Company had current commodity derivative premium payable liabilities of $1.4 million and $4.7 million, respectively.

Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$11,446	$19,385
Commodity derivative contracts	Other assets	2,685	4,130
Commodity derivative contracts	Current liabilities	(2,578)	(6,479)
Commodity derivative contracts	Long-term liabilities	(2,452)	(1,163)
Total derivatives not designated as hedging instruments		$9,101	$15,873

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	September 30, 2012	September 30, 2011
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas, oil and NGLs revenues	$3,358	$2,389
Commodity derivative contracts	Unrealized hedge gain (loss)	(5,403)	2,424
Total		$(2,045)	$4,813

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Nine Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	September 30, 2012	September 30, 2011
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas, oil and NGLs revenues	$8,717	$6,569
Commodity derivative contracts	Unrealized hedge gain (loss)	(4,123)	1,027
Total		$4,594	$7,596

7.	Capital Stock

Other Share Issuances
The following table provides information regarding the issuances and forfeitures of Parent’s common shares pursuant to Parent’s 2006 Long-Term Stock Incentive Plan for the periods indicated:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Other share issuances:
Restricted common shares granted	—	1,116,935
Restricted common shares vested	127,250	496,299
Stock options exercised	—	3,000
Common shares forfeited (1)	34,111	139,101
Common shares canceled	26,195	26,871
 __________________

(1)
Represents common shares forfeited in connection with the payment of estimated withholding taxes on restricted common shares that vested and with the payment of the exercise price and estimated withholding taxes on option exercises during the period.

On June 7, 2012, Parent's shareholders voted to approve the Second Amendment to Parent's 2006 Long-Term Stock Incentive Plan. This amendment, effective June 3, 2012, increased the total number of shares available for issuance under the plan from 6,000,000 shares to 11,000,000 shares. There were 5,192,527 shares available for issuance under the Parent's 2006 Long-Term Stock Incentive Plan at September 30, 2012.
Shares Reserved
At September 30, 2012, Parent had 978,550 common shares reserved for the exercise of stock options.
Gastar USA Common Stock
Prior to its conversion, as described below, Gastar USA’s articles of incorporation allowed Gastar USA to issue 1,000 shares of common stock, without par value. There were 750 shares issued and outstanding at September 30, 2012 and December 31, 2011, all of which were held by Parent.
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
For the nine months ended September 30, 2012, Gastar USA sold 2,582,407 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $49.2 million, resulting in 3,946,950 total shares of Series A Preferred Stock issued for net proceeds of $76.6 million at September 30, 2012. From October 1, 2012 to November 5, 2012, Gastar USA sold an additional 4,304 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $84,000.
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

Gastar USA will pay cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three and nine months ended September 30, 2012, Gastar USA paid dividends of $2.0 million and $4.9 million, respectively.

8.	Interest Expense
The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest expense:
Cash and accrued	$549	$180	$1,272	$559
Amortization of deferred financing costs	60	65	157	193
Capitalized interest	(579)	(221)	(1,343)	(665)
Total interest expense	$30	$24	$86	$87

9. Related Party Transactions
Chesapeake Energy Corporation
Chesapeake Energy Corporation (“Chesapeake”) acquired 6,781,768 of Parent’s common shares during 2005 to 2007 in a series of private placement transactions. As a result of its share ownership, Chesapeake has the right to have an observer present at meetings of the Parent’s board of directors.
As of September 30, 2012, Chesapeake owned 6,781,768 of Parent’s common shares, or 10.3% of the Parent’s outstanding common shares.

10.	Income Taxes
For the three and nine months ended September 30, 2012 and 2011, respectively, the Company did not recognize a current income tax benefit or provision.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share and share data)
Net income (loss) attributable to Gastar Exploration Ltd.	$(83,457)	$1,014	$(163,802)	$(795)
Weighted average common shares outstanding - basic	63,601,645	63,238,069	63,494,224	62,901,860
Incremental shares from unvested restricted shares	—	551,687	—	—
Incremental shares from outstanding stock options	—	52,342	—	—
Weighted average common shares outstanding - diluted	63,601,645	63,842,098	63,494,224	62,901,860
Net income (loss) per common share attributable to Gastar Exploration Ltd. Common Shareholders:
Basic	$(1.31)	$0.02	$(2.58)	$(0.01)
Diluted	$(1.31)	$0.02	$(2.58)	$(0.01)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	1,878,355	500	1,654,439	149,960
Stock options	979,725	838,200	926,271	857,825
Warrants	—	2,000,000	—	2,000,000
Total	2,858,080	2,838,700	2,580,710	3,007,785

12.	Commitments and Contingencies
Litigation
Chesapeake Exploration L.L.C. (“Chesapeake Exploration”) and Chesapeake Energy Corp.  (“Chesapeake Energy”) v. Gastar Exploration Ltd., Gastar Exploration Texas, LP, and Gastar Exploration Texas, LLC (No. 4:12-cv-2922), United States District Court for the Southern District of Texas, Houston Division.  This lawsuit, filed on October 1, 2012, re-asserts the same claims for rescission of the November 2005 Agreements (as defined below) and for recovery of amounts paid under those agreements that Chesapeake Exploration and Chesapeake Energy (collectively, “Chesapeake”) previously asserted in the cross-action filed against the Company in the Navasota litigation described below, as previously disclosed in the Company's filings. In March 2011, Chesapeake dismissed its cross-claims against the Company in the Navasota litigation, without prejudice to their re-filing. In this new lawsuit, Chesapeake re-asserts those claims, seeking rescission of (a) a Purchase and Sale and Exploration and Development Agreement between the Company and Chesapeake Exploration Limited Partnership (the “Purchase and Sale Agreement”), relating to properties in the Hilltop Prospect in Texas, (b) an Exploration and Development Agreement between the Company and Chesapeake Exploration Limited Partnership, (c) a Common Share Purchase Agreement between the Company and Chesapeake Energy, and (d) a Registration Rights Agreement between the Company and Chesapeake Energy, all effective as of November 4, 2005 (collectively, “the November 2005 Agreements”), based on an alleged “mutual mistake” and alleged failure of consideration.  Chesapeake alleges that the parties to the November 2005 Agreements believed that the Gastar defendants had the right to convey to Chesapeake Exploration the properties that were the subject of the Purchase and Sale Agreement, notwithstanding the exercise by Navasota Resources LP (“Navasota”) of a preferential right to purchase the interest in the Hilltop Prospect properties. The dispute over the validity of Navasota's exercise of its preferential right to purchase was the subject of litigation filed by Navasota prior to the execution of the November 2005 Agreements.  Chesapeake claims that the Texas Court of Appeals' subsequent ruling in that litigation upholding the validity of Navasota's exercise of the preferential right to purchase establishes that there was a mutual mistake of fact and a failure of consideration with regard to the November 2005 Agreements. In the alternative, Chesapeake claims that the Gastar defendants have been unjustly enriched at the expense of Chesapeake by the funds paid by Chesapeake to the Gastar defendants. In their complaint filed in the lawsuit, Chesapeake offers to return Parent's common shares purchased pursuant to the Common Stock Purchase Agreement, and seeks restitution from the Gastar defendants of the net amount of approximately $101.4 million, which includes the $76.0 million that Chesapeake Energy paid for Parent's common shares (now 5,430,329 shares after a 1:5 stock split) that Chesapeake Energy purchased in 2005 and now seeks to return.  In a motion to compel arbitration filed by Chesapeake on October 24, 2012, Chesapeake has asked the court to order arbitration of the claims asserted in the complaint pursuant to an arbitration clause in the Common Share Purchase Agreement.
The Gastar defendants contend that the claims fail as a matter of law and intend to vigorously defend the lawsuit.  Specifically, the Gastar defendants contend that all facts relating to the Navasota claim were fully known to the parties at the time of execution of the November 2005 Agreements, and the parties expressly agreed in the Purchase and Sale Agreement that Chesapeake Exploration would take title to the properties subject to Navasota's claim and would convey the properties to Navasota in the event Navasota prevailed in the litigation, precluding Chesapeake's claims for rescission of the November 2005 Agreements.  For the same reasons, the Gastar defendants also contend that Chesapeake received all of the consideration that the November 2005 Agreements called for and that there was no failure of consideration.  With regard to Chesapeake's alternative unjust enrichment claim, the Gastar defendants contend that it is barred by the two-year statute of limitations and that in any event, it fails for a variety of reasons, including the fact that the parties' agreements address the subject matter of the dispute (precluding a claim for unjust enrichment) and the fact that the Gastar defendants were not unjustly enriched by Chesapeake Exploration's payment of the share of costs attributable to an interest in the properties that was not owned by the Gastar defendants.   The Gastar defendants also contend that Chesapeake's claims are not subject to arbitration and that the claims should be resolved on the merits by the federal court in which Chesapeake filed the lawsuit.
No specific loss or range of loss can be estimated as at least reasonably possible within the amounts claimed by Chesapeake. As of September 30, 2012, no accrual has been recorded as management believes a future adverse outcome is not probable.
Navasota Resources L.P. vs. First Source Texas, Inc., First Source Gas L.P. (now Gastar Exploration Texas, LP) and Gastar Exploration Ltd. (Cause No. 0-05-451) District Court of Leon County, Texas12th Judicial District. This lawsuit, dated October 31, 2005, contended that the Company breached Navasota’s preferential right to purchase 33.33% of the Company’s interest in certain natural gas and oil leases located in Leon and Robertson Counties, which were sold to Chesapeake on November 4, 2005 (the “2005 Transaction”). The preferential right claimed that was the subject of the lawsuit is under an operating agreement dated July 7, 2000. The Company contended, among other things, that Navasota neither properly nor timely exercised any preferential right election it may have had with respect to the 2005 Transaction. In July 2006, the District Court of Leon County, Texas issued a summary judgment in favor of the Company and Chesapeake. Navasota filed a Notice of Appeal to the Tenth Court of Appeals in Waco. Oral argument was heard on September 26, 2007 and the Court of Appeals issued its opinion on January 9, 2008 reversing the trial court’s rulings, rendering judgment in favor of Navasota on its claims for breach of contract and specific performance, and remanding the case for further proceedings on Navasota’s other counts, which included claims for suit to quiet title, trespass to try title, tortuous interference with contract, conversion, money had and received, breach of contract and declaratory relief. The Company and Chesapeake filed a motion for rehearing on February 6, 2008, which was denied on March18, 2008. The Company and Chesapeake filed a joint Petition for Review in the Texas Supreme Court on May 13, 2008. On August 28, 2008, the Texas Supreme Court requested briefing on the merits. On January 9, 2009, the Texas Supreme Court denied the Petition for Review. On January 26, 2009, the Company and Chesapeake jointly filed a motion for rehearing in the Texas Supreme Court on its denial of the Petition for Review. On April 24, 2009, the Texas Supreme Court denied the Petition for Review.
Pursuant to a provision in the Purchase and Sale Agreement, between the Company and Chesapeake, Chesapeake acknowledged the existence of the Navasota lawsuit and claims and further agreed that if Navasota were to prevail on its claims, that Chesapeake would convey the affected interests it purchased from the Company to Navasota upon receipt of the purchase price and/or other consideration paid by Navasota. Therefore, the Company believes that Navasota’s exercise of its rights of specific performance should impact only Chesapeake’s assigned leasehold interests. However, in December 2008, Chesapeake stated to the Company that if the Texas Supreme Court were not to reverse the decision of the Tenth Court of Appeals, Chesapeake would seek rescission of the 2005 Transaction and restitution of consideration paid, indicating that Chesapeake might assert such rescission and restitution as to the Purchase and Sale Agreement and the Common Share Purchase Agreement. Chesapeake did not identify particular sums as to which it might seek restitution, but amounts paid to the

Company in connection with the 2005 Transaction could be asserted to include the $76.0 million paid by Chesapeake for the purchase of 5.5 million common shares as part of the 2005 Transaction and/or other amounts. Chesapeake amended its answer to include cross-claims and counterclaims, including a claim for rescission.
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
The settlement of the Navasota lawsuit did not materially impact the Company's operating results, financial position or cash flows.
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

13.	Statement of Cash Flows – Supplemental Information
The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash paid for interest	$1,280	$556
Non-cash transactions:
Capital expenditures excluded from accounts payable and accrued drilling costs	724	(99)
Capital expenditures excluded from prepaid expenses	99	—
Asset retirement obligation included in natural gas and oil properties	229	486
Asset retirement obligation assigned to operator	(2,099)	—
Application of advances to operators	5,848	2,770

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
Our current operational activities are conducted primarily in the U.S. As of September 30, 2012, our major assets consist of approximately 108,300 gross (75,500 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, approximately 33,500 gross (17,100 net) acres in the Bossier play in the Hilltop area of East Texas and approximately 30,900 gross (12,500 net) acres in the Mid-Continent area of the U.S.
The following discussion addresses material changes in our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 and material changes in our financial condition since December 31, 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I. Item 1. “Financial Statements” of this report, as well as our 2011 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as otherwise noted, there are no material differences between the consolidated information for the Company presented herein and the consolidated information of Gastar USA.
Natural Gas and Oil Activities
The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Marcellus Shale and Other Appalachia. The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of September 30, 2012, our acreage position in the play was approximately 108,300 gross (75,500 net) acres. We refer to the approximately 47,100 gross (21,000 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 61,200 gross (54,400 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play.
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
The Atinum Joint Venture's initial three-year development program called for the partners to drill a minimum of 12 horizontal wells in 2011 and 24 horizontal wells in each of 2012 and 2013. Due to recent natural gas price declines, Atinum and Gastar USA initially agreed to reduce the 2012 minimum wells to be drilled requirement from 24 wells to 20 wells. Atinum and Gastar USA subsequently agreed to extend the rig contract to May 2013 in the Marcellus Shale resulting in a plan to drill and complete approximately 26 gross (12.7 net) wells during 2012. During the nine months ended September 30, 2012, we drilled and cased 16 gross (7.7 net) operated wells, completed fracture stimulation operations on 17 gross (8.0 net) operated wells and were in the process of fracture stimulating five gross (2.2 net) operated wells in Marshall County, West Virginia. We were also in various stages of drilling on 12 gross (6.0 net) operated wells in Marshall County, West Virginia. All of our 2012 Marcellus Shale well operations were under the Atinum Joint Venture. Effective June 30, 2011, Atinum has the right to participate in any future leasehold acquisitions made by us within Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the existing Atinum Joint Venture. We will act as operator and are obligated to offer any future lease acquisitions to Atinum on a 50/50 basis. Atinum will pay us on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.
In December 2010, we completed a Marcellus Shale leasehold acquisition for the Marcellus East acreage for an aggregate purchase price of $28.9 million. The acquisition consisted of undeveloped leasehold in the Marcellus Shale concentrated in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia, including a gathering system comprised of 41 miles of four and six inch steel pipeline, a salt water disposal well, and five conventional producing wells. The Marcellus East acreage was outside the initial AMI with Atinum, and Atinum elected not to acquire a 50% interest as provided under the terms of the Atinum Joint Venture. We believe their decision was due to the timing of the transaction and limited prior operational results within the initial Atinum Joint Venture AMI. We have completed the drilling of the Hickory Ridge 2H horizontal Marcellus well in Marcellus East in Preston County, West Virginia. We completed the 2,500 foot lateral with a ten-stage fracture stimulation in August 2011 and to date, the well has recovered approximately 59% of the fluids used in its completion. Nearby vertical wells experienced low gas rates prior to recovering at least 75% of completion fluids. Due to low natural gas prices and in an effort to reduce operating costs, we are installing a pump jack to assist with accelerating the recovery of the completion fluids from the well. Due to the current natural gas price environment, we are currently not planning to drill any additional wells on the Marcellus East acreage during 2012.

As of September 30, 2012, our operated wells capable of production in Marshall County, West Virginia were comprised of the following:

Pad	Gross Well Count	Net Well Count	Working Interest	Net Revenue Interest	Average Lateral Length (in feet) (1)	Status

Corley	4.0	1.6	40.8%	35.4%	4,900	Producing
Simms	3.0	1.5	50.0%	43.2%	5,000	Producing
Hall	3.0	1.2	40.0%	34.7%	4,400	Producing
Hendrickson	5.0	2.0	40.0%	34.7%	4,700	Producing
Accettolo	3.0	1.5	50.0%	40.2%	4,600	Producing
Burch Ridge	5.0	2.5	50.0%	41.5%	5,800	Producing
Wayne	4.0	2.0	50.0%	40.6%	5,700	Producing
Wengerd	2.0	0.9	44.5%	37.7%	5,200	Shut-in (2)
	29.0	13.2
 _________________________________

(1)	Average well lateral length approximates the actual average well lateral length.

(2)
The Wengerd 1H and 7H wells were shut-in to accommodate the current drilling of five additional Wengerd horizontal wells on the pad, discussed in further detail below. We anticipate that these wells will be returned to production during December 2012 when the five additional Wengerd wells are turned to production.

As of September 30, 2012, we had drilling operations at various stages on the following wells in Marshall County, West Virginia:

Pad	Gross Well Count	Net Well Count	Working Interest	Estimated Net Revenue Interest	Average Lateral Length (in feet) (1)	Status	Estimated Production Date

Wengerd	5.0	2.2	44.5%	37.7%	5,000	Awaiting fracture stimulation/completion	Early December 2012
Lily	4.0	2.0	50.0%	40.6%	5,100	One drilled to total depth; three drilled to kick off point	Late December 2012
Shields	9.0	4.5	50.0%	42.0%	2,800	Eight drilled to kick off point; one drilled to intermediate casing point	First and Third Quarters 2013
	18.0	8.7
 _________________________________

(1)	Average well lateral length approximates the actual average well lateral length for wells that have been completed and the estimated average well lateral length for wells that have not been completed.

Currently, we have the following drilling operations in Marshall County, West Virginia:

Pad	Gross Well Count	Net Well Count	Working Interest	Estimated Net Revenue Interest	Average Lateral Length (in feet) (1)	Status	Estimated Production Date

Wengerd	5.0	2.2	44.5%	37.7%	5,000	Fracture stimulation completed; completion operations in progress	Early December 2012
Lily	4.0	2.0	50.0%	40.6%	5,100	Fracture stimulation/completion operations to begin mid-November 2012	Late December 2012
Addison	5.0	2.5	50.0%	41.7%	5,000	Currently drilling top-holes	Second Quarter 2013
Shields	10.0	5.0	50.0%	42.0%	2,800	Eight drilled to kick off point; one drilled to intermediate casing point	First and Third Quarters 2013
	24.0	11.7
 _________________________________

(1)	Average well lateral length approximates the actual average well lateral length for wells that have been completed and the estimated average well lateral length for wells that have not been completed.

As of September 30, 2012, we had participated on a non-operated basis in the drilling of seven horizontal Marcellus Shale wells in Butler County, Pennsylvania and an additional four non-operated horizontal Marcellus Shale wells in Marshall County, West Virginia. Three of the seven Butler County wells were turned to production on December 1, 2011 with the remaining four wells completed and turned to sales in March 2012. Our average working interest in the Butler County non-operated wells is 19.2% (net revenue interest 15.9%) and the average lateral length of the wells is 3,900 feet. Of the four Marshall County non-operated wells, two of the wells were on production prior to December 31, 2011 and the remaining wells were placed on production by mid-April 2012. Our current average working interest in the Marshall County non-operated wells is 21.4% (net revenue interest 18.6%) and the average well lateral length is approximately 4,200 feet. Currently, we do not plan to participate in any additional non-operated wells for the remainder of 2012 and 2013.
For the three and nine months ended September 30, 2012, net production from the Marcellus Shale averaged approximately 23.3 MMcfe/d and 19.4 MMcfe/d, respectively, compared to 2.9 MMcfe/d and 1.4 MMcfe/d for the three and nine months ended September 30, 2011, respectively. During the last several quarters, our operated production and sales in West Virginia have been curtailed by issues with condensate handling, dehydration limitations, high line pressures and excessive unscheduled system down-time on a third-party-operated gathering system. The gathering system operator has been gradually resolving these issues and certain issues were resolved by late May 2012 by increasing dehydration capacity to 70 MMcf/d from 40 MMcf/d and adding compression to reduce line pressure to approximately 550 psi at the Corley CRP. An additional CRP is to be constructed at the Burch Ridge pad and will have 75 MMcf/d dehydration capacity and compression to ensure line pressures are maintained at approximately 550 psi. The third-party gathering system was down approximately 18.5% of the days in the third quarter of 2012 due to a fire at the facility in August 2012 and downstream NGLs processing plant curtailment in September 2012. The Burch Ridge CRP is currently scheduled to be operational by early December 2012 which should further reduce line pressure and limitations to dehydration capacity. If the Burch Ridge CRP is delayed, we may have to restrict our production in the fourth quarter of 2012 as the Wengerd pad is placed on production.
Hilltop Area, East Texas. At September 30, 2012, we held leases covering approximately 33,500 gross (17,100 net) acres in the Bossier play in the Hilltop area of East Texas in Leon and Robertson Counties. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived per well reserves. Due to current low natural gas prices, we have suspended all Bossier drilling activities in the Hilltop area for 2012. We are monitoring offset horizontal drilling activity in the Eagle Ford and Woodbine formations by Encana Corporation, EOG Resources, Inc. and other companies. Should the drilling results of the offset operators warrant such, we may consider drilling an Eagle Ford or Woodbine test well in 2013.
For the three and nine months ended September 30, 2012, net production from the Hilltop area averaged approximately 14.6 MMcfe/d and 14.1 MMcfe/d, respectively, compared to 16.6 MMcfe/d and 17.9 MMcfe/d for the three and nine months ended September 30, 2011, respectively. The decrease in production is the result of natural field decline and the suspension of our East Texas drilling plans as a result of low natural gas prices. However, third quarter 2012 net production benefited by approximately 1.4 MMcfe/d primarily due to an increase in our Belin #1 net revenue interest based on an updated division order title opinion.
Mid-Continent Horizontal Oil Play. At September 30, 2012, we held leases covering approximately 30,900 gross (12,500 net) acres in the previously announced non-operated Mid-Continent horizontal oil play. Our leasing activities are continuing in the initial AMI prospect area and have been expanded to include two additional adjacent prospect areas with a current goal of leasing at least 50,000 combined gross acres within the three prospect areas. For the first 12,500 gross acres acquired in the initial AMI prospect, we paid 62.5% of lease acquisition costs for a 50% leasehold interest and 50% of lease acquisition costs on additional acres in excess of 12,500 gross acres acquired for a 50% working interest. We will pay 54.25% of the lease acquisition costs in the two new prospect areas for a 50% working interest. In each prospect area, we pay 62.5% of the first four wells' gross drilling and completion costs and 56.25 % of the next four wells' gross drilling and completion costs to earn a 50% working interest. For all additional wells beyond the first eight in a prospect area, we are responsible for paying only the drilling and completion costs associated with our 50% working interest (approximate net revenue interest 39.0%). We are responsible for all leasing and permitting activities.
In late July 2012, drilling operations commenced on the first of three wells to be drilled during 2012 on the initial prospect area. The first well has a horizontal lateral of approximately 4,200 feet and fracture stimulation operations were completed in late September 2012. Costs to drill and complete the first well are $4.4 million gross ($2.8 million net). Well flow back operations commenced on October 5, 2012 and the well continues to unload completion fluids with approximately 8% of frac fluid flowed back to date. Oil and natural gas production rates continue to increase. The operator plans to drill out the plugs between completion stages by mid-November 2012. The current oil and natural gas production is being sent to sales. Drilling operations on the second well are anticipated to commence by late November 2012 and the third well late in the fourth quarter 2012 on the initial prospect area. The two wells are scheduled to be on production in January and February 2013, respectively.
Coalbed Methane – Powder River Basin, Wyoming and Montana. On May 3, 2012, we assigned our working interest in the Powder River Basin to the operator effective January 1, 2012.

Gastar USA Series A Preferred Stock
During the nine months ended September 30, 2012, Gastar USA sold 2,582,407 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $49.2 million, resulting in 3,946,950 total shares issued for net proceeds of $76.6 million at September 30, 2012. From October 1, 2012 to November 5, 2012, we sold an additional 4,304 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $84,000. We plan to continue issuing Series A Preferred Stock under the ATM Agreement in the future depending on market conditions and our capital expenditures program. See “Liquidity and Capital Resources” of this report.

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

The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Production:
Natural gas (MMcf)	2,783	1,837	7,584	5,437
Oil (MBbl)	42	10	106	31
NGLs (MBbl)	77	5	186	5
Total production (MMcfe)	3,493	1,921	9,339	5,649
Total (Mmcfe/d)	38.0	20.9	34.1	20.7
Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$2.27	$3.37	$1.99	$3.41
Natural gas per Mcf, including impact of realized hedging activities	3.20	4.69	2.97	4.63
Oil per Bbl, excluding impact of realized hedging activities	76.54	77.64	68.93	87.91
Oil per Bbl, including impact of realized hedging activities	83.05	77.64	72.93	87.91
NGLs per Bbl, excluding impact of realized hedging activities	25.26	52.93	29.02	52.93
NGLs per Bbl, including impact of realized hedging activities	32.40	52.93	34.31	52.93
Average sales price per Mcfe, excluding impact of realized hedging activities	$3.28	$3.73	$2.98	$3.80
Average sales price per Mcfe, including impact of realized hedging activities	4.25	4.99	3.92	4.98
Selected operating expenses (in thousands):
Production taxes	$560	$157	$1,494	$384
Lease operating expenses	780	2,363	4,754	5,945
Transportation, treating and gathering	1,305	1,128	3,715	3,354
Depreciation, depletion and amortization	7,135	3,694	19,744	10,797
Impairment of natural gas and oil properties	78,054	—	150,787	—
General and administrative expense	2,951	3,100	9,263	8,576
Selected operating expenses per Mcfe:
Production taxes	$0.16	$0.08	$0.16	$0.07
Lease operating expenses	0.22	1.23	0.51	1.05
Transportation, treating and gathering	0.37	0.59	0.40	0.59
Depreciation, depletion and amortization	2.04	1.92	2.11	1.91
General and administrative expense	0.84	1.61	0.99	1.52

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011
Revenues. Total natural gas, oil and NGLs revenues were $14.8 million for the three months ended September 30, 2012, up from $9.6 million for the three months ended September 30, 2011. The increase in revenues was the result of an 82% increase in production offset by a 15% decrease in weighted average realized prices. Average daily production on an equivalent basis was 38.0 MMcfe/d for the three months ended September 30, 2012 compared to 20.9 MMcfe/d for the same period in 2011. Oil and NGLs production represented approximately 20% of total production for the three months ended September 30, 2012 compared to 19% and 16% of total production for the three months ended June 30, 2012 and March 31, 2012, respectively, and

4% of total production for the prior year three month period, primarily as a result of our increased focus on drilling liquids-rich acreage in 2012.
Liquids revenues (oil, condensate and NGLs) represented approximately 40% of our total natural gas, oil and NGLs revenues for the three month period ended September 30, 2012 compared to 10% for the three month period ended September 30, 2011. Due to continued lower natural gas prices, we are focusing the majority of our 2012 drilling activity on the liquids-rich portions of the Marcellus Shale. If current trends of natural gas prices relative to oil and NGLs prices continue, and assuming that we successfully and timely complete our 2012 drilling activity, we expect our liquids revenues to continue to increase as a percentage of total revenues before hedging gains or losses for the remainder of 2012. NGLs prices continued to decline during the third quarter of 2012, largely attributable to a record-warm winter, a slowing global economy and growing NGLs supplies. We expect NGLs prices to remain depressed in the near-term, with some anticipated recovery by the end of the year.
During the three months ended September 30, 2012, we had commodity derivative contracts covering approximately 89% of our natural gas production, which resulted in realized gains of $2.6 million and an increase in total price realized from $2.27 per Mcf to $3.20 per Mcf. The realized hedge impact includes a benefit of $222,000 for amortization of prepaid call sale premiums. Excluding the non-cash amortization, the realized effect of hedging was an increase in revenues of $2.4 million, which was comprised of $3.5 million of NYMEX hedge gains offset by $49,000 of regional basis losses and payment of deferred put premiums of $1.1 million. During the three months ended September 30, 2011, the realized effect of hedging on natural gas sales was an increase of $2.4 million in natural gas revenues resulting in an increase in total price realized from $3.37 per Mcf to $4.69 per Mcf. The 2011 realized hedge impact included a benefit of $432,000 of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $861,000.
During the three months ended September 30, 2012, we had commodity derivative contracts covering approximately 66% of our oil production. The realized effect of hedging on oil sales was an increase of $271,000 in oil revenues resulting in an increase in total price realized from $76.54 per Bbl to $83.05 per Bbl. We have designated 50% of our current crude hedges as price protection for our NGLs production.
During the three months ended September 30, 2012, we had commodity derivative contracts covering approximately 60% of our NGLs production. The realized effect of hedging on NGLs sales was an increase of $547,000 in NGLs revenues resulting in an increase in total price realized from $25.26 per Bbl to $32.40 per Bbl.
Unrealized hedge loss was $5.4 million for the three months ended September 30, 2012 compared to an unrealized hedge gain of $2.4 million for the three months ended September 30, 2011. The increase in unrealized hedge loss is the result of higher future NYMEX natural gas prices and future oil and NGLs prices coupled with the addition of new future hedges.
Production taxes. We reported production taxes of $560,000 for the three months ended September 30, 2012 compared to $157,000 for the three months ended September 30, 2011. The increase in production taxes primarily resulted from higher revenues in West Virginia due to increased natural gas, oil and NGLs production.
Lease operating expenses. We reported lease operating expenses of $780,000 for the three months ended September 30, 2012 compared to $2.4 million for the three months ended September 30, 2011. Our total LOE was $0.22 per Mcfe for the three months ended September 30, 2012 compared to $1.23 per Mcfe for the same period in 2011. The decrease in our lease operating expenses (“LOE”) was primarily due to a $1.5 million decrease in controllable LOE. The decrease in controllable LOE is due to the assignment of our Powder River Basin properties to the operator on May 3, 2012, which resulted in a decrease of $423,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011; a $625,000 decrease in East Texas workover costs for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to reduced activity in the area and a $608,000 decrease in well operating costs in East Texas for the three months ended September 30, 2012 compared to the same period in 2011 which includes a $394,000 decrease resulting from property assignments partially offset by a $184,000 increase in well operating costs in the Marcellus Shale for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Transportation, treating and gathering. We reported transportation expenses of $1.3 million for the three months ended September 30, 2012 compared to $1.1 million for the three months ended September 30, 2011, of which $944,000 and $1.0 million, respectively, related to our Hilltop operations in East Texas. The current quarter includes $509,000 of minimum volume requirement charges under our Hilltop gas gathering agreement compared to $413,000 of such charges in the same quarter of 2011. Such charges resulted from actual production volumes being less than minimum contractual volume requirements.
Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $7.1 million for the three months ended September 30, 2012 up from $3.7 million for the three months ended September 30, 2011. The increase in DD&A expense was the result of a 6% increase in the DD&A rate per Mcfe and an 82% increase in production. The DD&A rate for the three months ended September 30, 2012 was $2.04 per Mcfe compared to $1.92 per Mcfe for the same period in 2011. The increase in the rate is primarily due to higher proved costs associated with the September 30, 2012 and the December 31, 2011 allocations of undeveloped East Texas leasehold costs from unproved to proved properties based on 2011 drilling results and suspended drilling activity. The third quarter 2012 allocation of unproved East Texas leasehold costs increased the current quarter DD&A rate by approximately $0.12 per Mcfe.
Impairment of natural gas and oil properties. We reported an impairment of natural gas and oil properties of $78.1 million for the three months ended September 30, 2012. The impairment is primarily the result of a 31% decline in the 12-month average natural gas price used in the calculation of the full cost ceiling test at September 30, 2012 compared to the 12-month average natural gas price at December 31, 2011. We did not recognize an impairment for the three months ended September 30, 2011. Given the current price environment, we expect that further declines in the 12-month average natural gas, oil and NGLs prices will likely result in the recognition of future ceiling impairments in 2012.
General and administrative expense. We reported general and administrative expenses of $3.0 million for the three months ended September 30, 2012, down from $3.1 million for the three months ended September 30, 2011. Non-cash stock-based compensation expense, which is included in general and administrative expense, decreased $31,000 to $729,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding stock-based compensation expense, general and administrative expense decreased $118,000 to $2.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease is primarily due to decreased professional fees offset by an increase in personnel costs.
Dividends on Preferred Stock. We reported dividends on our Series A Preferred Stock of $2.0 million for the three months ended September 30, 2012 compared to $388,000 for the three months ended September 30, 2011. The Series A Preferred Stock carries a cumulative dividend rate of 8.625% per annum. The increase in dividends on Series A Preferred Stock is due to an increase in the number of preferred shares outstanding.

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011
Revenues. Total natural gas, oil and NGLs revenues were $36.6 million for the nine months ended September 30, 2012, up from $28.1 million for the nine months ended September 30, 2011. The increase in revenues was the result of a 65% increase in production offset by a 21% decrease in weighted average realized prices. Average daily production on an equivalent basis was 34.1 MMcfe/d for the nine months ended September 30, 2012 compared to 20.7 MMcfe/d for the same period in 2011. Oil and NGLs daily production represented approximately 19% of total production for the nine months ended September 30, 2012 compared to 4% of daily production for the prior year nine month period, primarily as a result of our increased focus on drilling liquids-rich acreage in 2012 due to lower natural gas prices.
Liquids revenues represented approximately 39% of our total natural gas, oil and NGLs revenues for the nine month period ended September 30, 2012 compared to 10% for the nine month period ended September 30, 2011.
During the nine months ended September 30, 2012, we had commodity derivative hedge contracts covering approximately 94% of our natural gas production, which resulted in realized gains of $7.4 million and an increase in total price realized from $1.99 per Mcf to $2.97 per Mcf. The realized hedge impact includes a benefit of $662,000 for amortization of prepaid call sale premiums. Excluding the non-cash amortization, the realized effect of hedging was an increase in revenues of $6.8 million, which was comprised of $10.0 million of NYMEX hedge gains offset by $53,000 of regional basis losses and payment of deferred put premiums of $3.2 million. During the nine months ended September 30, 2011, the realized effect of hedging on natural gas sales was an increase of $6.7 million in natural gas revenues resulting in an increase in total price realized from $3.41 per Mcf to $4.63 per Mcf. The 2011 realized hedge impact included a benefit of $1.3 million of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $2.2 million.
During the nine months ended September 30, 2012, we had commodity derivative hedge contracts covering approximately 60% of our oil production. The realized effect of hedging on oil sales was an increase of $425,000 in oil revenues resulting in an increase in total price realized from $68.93 per Bbl to $72.93 per Bbl. We have designated 50% of our current crude hedges as price protection for our NGLs production.
During the nine months ended September 30, 2012, we had commodity derivative hedge contracts covering approximately 58% of our NGLs production. The realized effect of hedging on NGLs sales was an increase of $987,000 in NGLs revenues resulting in an increase in total price realized from $29.02 per Bbl to $34.31 per Bbl.
Unrealized hedge loss was $4.1 million for the nine months ended September 30, 2012 compared to an unrealized hedge gain of $1.0 million for the nine months ended September 30, 2011. The increase in unrealized hedge loss is the result of higher future NYMEX gas prices and future oil and NGLs prices coupled with the addition of new future hedges.
Production taxes. We reported production taxes of $1.5 million for the nine months ended September 30, 2012 compared to $384,000 for the nine months ended September 30, 2011. The increase in production taxes primarily resulted from higher revenues in West Virginia due to increased natural gas, oil and NGLs production.

Lease operating expenses. We reported LOE of $4.8 million for the nine months ended September 30, 2012 compared to $5.9 million for the nine months ended September 30, 2011. Our LOE was $0.51 per Mcfe for the nine months ended September 30, 2012 compared to $1.05 per Mcfe for the same period in 2011. The decrease in our LOE expenses was primarily due to a $1.1 million decrease in controllable LOE resulting from a decrease in East Texas well operating and workover costs of $928,000 and lower Powder River Basin LOE of $1.1 million as a result of the assignment of our interest in the properties to the operator on May 3, 2012 offset by a $939,000 increase in Marcellus Shale LOE.
Transportation, treating and gathering. We reported transportation expenses of $3.7 million for the nine months ended September 30, 2012 compared to $3.4 million for the nine months ended September 30, 2011, of which $2.8 million and $3.0 million, respectively, related to our Hilltop operations in East Texas. The current year to date period includes $1.5 million of minimum volume requirement charges under our Hilltop gas gathering agreement compared to $1.1 million of such charges in the same period of 2011. Such charges resulted from actual production volumes being less than minimum contractual volume requirements.
Depreciation, depletion and amortization. We reported DD&A expense of $19.7 million for the nine months ended September 30, 2012 up from $10.8 million for the nine months ended September 30, 2011. The increase in DD&A expense was the result of a 10% increase in the DD&A rate per Mcfe and a 65% increase in production. The DD&A rate for the nine months ended September 30, 2012 was $2.11 per Mcfe compared to $1.91 per Mcfe for the same period in 2011. The increase in the rate is primarily due to higher proved costs associated with the 2011 and September 30, 2012 allocation of undeveloped East Texas leasehold costs from unproved to proved properties based on 2011 drilling results and suspended drilling activity.
Impairment of natural gas and oil properties. We reported an impairment of natural gas and oil properties of $150.8 million for the nine months ended September 30, 2012. The impairment is primarily the result of a 31% decline in the 12-month average natural gas price used in the calculation of the full cost ceiling test at September 30, 2012 compared to the 12-month average natural gas price at December 31, 2011. We did not recognize an impairment for the nine months ended September 30, 2011. Given the current price environment, we expect that further declines in the 12-month average natural gas, oil and NGLs prices will likely result in the recognition of future ceiling impairments in 2012.
General and administrative expense. We reported general and administrative expenses of $9.3 million for the nine months ended September 30, 2012, up from $8.6 million for the nine months ended September 30, 2011. Non-cash stock-based compensation expense, which is included in general and administrative expense, increased $572,000 to $2.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in stock-based compensation expense is primarily due to the additional expense recognized during the period related to grants made in early 2012 that were in excess of grants made in the prior year. Excluding stock-based compensation expense, general and administrative expense increased $115,000 to $6.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is primarily due to higher personnel costs.
Litigation settlement expense. We reported litigation settlement expense of $1.3 million for the nine months ended September 30, 2012 resulting from our settlement with Navasota on April 5, 2012. For additional information regarding the settlement of this matter, see Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements included in this report.
Dividends on Preferred Stock. We reported dividends on our Series A Preferred Stock of $4.9 million for the nine months ended September 30, 2012 compared to $419,000 for the nine months ended September 30, 2011. The Series A Preferred Stock carries a cumulative dividend rate of 8.625% per annum. The increase in dividends on Series A Preferred Stock is due to an increase in the number of preferred shares outstanding.

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
For the nine months ended September 30, 2012, we reported cash flows provided by operating activities of $21.1 million, net cash used in investing activities, primarily for the development and purchase of natural gas and oil properties, of $106.2 million and net cash provided by financing activities of $83.6 million, consisting of $49.2 million of proceeds from issuances of 2,582,407 shares of Gastar USA’s Series A Preferred Stock and $40.0 million of net borrowings under our Revolving Credit Facility, less $4.9 million of dividends paid on the preferred stock . As a result of these activities, our cash and cash equivalents balance decreased by $1.5 million, resulting in a cash and cash equivalents balance of $9.1 million at September 30, 2012.

At September 30, 2012, we had a net working capital deficit of approximately $22.8 million, including $18.4 million of advances from non-operators. At September 30, 2012, availability under our Revolving Credit Facility was $40.0 million.
Future capital and other expenditure requirements. Due to continued lower natural gas prices, we are focusing the majority of our 2012 drilling activity on the liquids-rich portions of the Marcellus Shale. NGLs prices continued to decline during the third quarter of 2012, largely attributable to a record-warm winter, a slowing global economy and growing NGLs supplies. We expect NGLs prices to remain depressed in the near-term, with some anticipated recovery by the end of the year. We continue to monitor natural gas, NGLs and oil prices and modify our capital expenditures accordingly. Capital expenditures for the fourth quarter of 2012, excluding acquisitions, are projected to be approximately $46.1 million. In the Marcellus Shale, we expect to spend $37.6 million for drilling, completion, infrastructure, lease acquisition and seismic costs. We have budgeted $700,000 for East Texas for lease extensions and recompletions. In addition, we have allocated $6.7 million for the new Mid-Continent oil-focused venture and $1.1 million for capitalized interest and other costs. We plan on funding this capital activity through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility and possible future ATM issuances of the remaining 48,746 shares of Gastar USA Series A Preferred Stock. Our capital expenditures for the remainder of 2012 and 2013 and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in natural gas, oil and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, the market for future ATM issuances of Gastar USA Series A Preferred Stock and changes in the borrowing base under the Revolving Credit Facility. Our preliminary estimate of total 2013 capital expenditures is $75.0 million to $95.0 million. Our 2013 capital program will be limited to internally generated cash flows from operating activities or potential asset sales and availability under the Revolving Credit Facility or possible similar debt structures.
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
To mitigate some of the potential negative impact on cash flows caused by changes in natural gas, oil and NGLs prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas, oil and NGLs price risk. In addition to NYMEX swaps and collars and fixed price swaps, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. For the remainder of 2012, we have costless three way collar hedges for approximately 7,400 MMBtu/d of our natural gas production with a weighted average floor of $5.73, short put of $4.00 and a ceiling of $6.88. In addition, we have put spread hedges for approximately 16,600 MMBtu/d of our natural gas production with a weighted average floor of $6.00 and a short put of $4.00 and call spreads for 2,000 MMBtu/d of our natural gas production with a weighted average call of $4.00 and a ceiling of $4.50. For the remainder of 2012, we have fixed price swaps for 600 Bbls/d of crude oil at $102.01 per Bbl. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing. We have designated 50% of our current crude hedges as price protection for our NGLs production. For the remainder of 2012, we have fixed price swaps for 250 Bbls/d of NGLs at $49.59 per Bbl providing price protection for our future propane component of our NGLs production. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.
At September 30, 2012, the estimated fair value of all of our commodity derivative instruments was a net asset of $9.1 million, comprised of current and non-current assets and liabilities. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2010 through December 2012. At September 30, 2012, we had a current commodity derivative premium payable of $1.4 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.
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
As of September 30, 2012, all of our economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to us to be in default on their derivative positions. Credit support for our open derivatives at September 30, 2012 is provided under the Revolving Credit Facility through inter-creditor agreements or open credit accounts of up to $5.0 million. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.
Revolving Credit Facility. At September 30, 2012, we had $70.0 million outstanding under the Revolving Credit Facility compared to our December 31, 2011 outstanding balance of $30.0 million. The increase in our long-term debt balance is associated with expenditures for the development of natural gas and oil properties during the nine months ended September 30,

2012 of $100.6 million. Effective March 5, 2012, the borrowing base under the Revolving Credit Facility was increased from $50.0 million to $100.0 million, and effective September 30, 2012, the borrowing base under the Revolving Credit Facility was increased from $100.0 million to $110.0 million. Borrowing base redeterminations are scheduled semi-annually with the next redetermination scheduled for May 2013. However, we and the lenders may request one additional unscheduled redetermination annually.
Borrowings under the Revolving Credit Facility bear interest, at our election, at the prime rate or LIBO rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on the LIBO rate, depending on the utilization percentage in relation to the borrowing base. Under the Revolving Credit Facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement. At November 5, 2012, our availability under our Revolving Credit Facility was $40.0 million.
At September 30, 2012, Gastar USA was in compliance with all financial covenants under the Revolving Credit Facility. For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.
Off-Balance Sheet Arrangements
As of September 30, 2012, we had no off-balance sheet arrangements. We have no plans to enter into any off- balance sheet arrangements in the foreseeable future.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our natural gas, oil and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas, oil and NGLs in the region produced. Prices received for natural gas, oil and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three and nine months ended September 30, 2012, a 10% change in the prices received for natural gas, oil and NGLs production would have had an approximate $1.1 million and $2.8 million impact, respectively, on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.
Interest Rate Risk
At September 30, 2012, we had $70.0 million outstanding under the Revolving Credit Facility. Based on the amount outstanding under our Revolving Credit Facility at September 30, 2012, a one percentage point change in the interest rate would have had an $175,000 impact on our interest expense, all of which would have been capitalized. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.
Foreign Currency Exchange Risk
During 2009, we sold all of our Australian assets. As a result, all of our current and future revenues and capital expenditures and substantially all of our expenses are in U.S. dollars, thus limiting our exposure to foreign currency exchange risk.

Item 4. Controls and Procedures
Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA, Parent and Gastar USA each conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA concluded that, as of September 30, 2012, each company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 12 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three and nine months ended September 30, 2012 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 (“1Q 2012 Form 10-Q”) and June 30, 2012 ("2Q 2012 Form 10-Q"), respectively. You should carefully consider the risk factors and other information discussed in our 2011 Form 10-K, 1Q 2012 Form 10-Q and 2Q 2012 Form 10-Q, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

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

10.1†
Amended and Restated Collateral Agency and Intercreditor Agreement dated August 27, 2012, by and among BP Energy Company, Shell Energy North America (US), L.P., Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto and Amegy Bank National Association.

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

GASTAR EXPLORATION LTD.

Date:	November 7, 2012	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 7, 2012	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION USA, INC.

Date:	November 7, 2012	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President
(Duly authorized officer and principal executive officer)

Date:	November 7, 2012	By:	/S/ MICHAEL A. GERLICH
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

10.1†
Amended and Restated Collateral Agency and Intercreditor Agreement dated August 27, 2012, by and among BP Energy Company, Shell Energy North America (US), L.P., Gastar Exploration USA, Inc., Gastar Exploration Ltd., each of the Guarantors party thereto and Amegy Bank National Association.

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