Form 10-K/A
period 2012-12-31
GASTAR EXPLORATION LTD; Gastar Exploration USA, Inc.
filed 2013-04-29
CIK 1170154, 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
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

_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) to Gastar Exploration Ltd.’s (“Gastar”) and Gastar Exploration USA, Inc.’s (“Gastar USA,” and together with Gastar, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “Commission”) on March 11, 2013 (Commission File Nos. 001-32714 and 001-35211), is being filed solely to disclose all Part III information and to file the Computation of Ratios of Earnings to Fixed Charges of Gastar and Gastar USA. In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, the Company is including with this Amendment certain currently-dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and the Computation of Ratios of Earnings to Fixed Charges.
This Amendment does not update any other disclosure to reflect events occurring after the filing of the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Pursuant to Rule 12b-15 under the Exchange Act, we have restated in its entirety each item of the Original Filing affected by this Amendment.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED
DECEMBER 31, 2012
(Amendment No. 1)
TABLE OF CONTENTS

PART III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	5
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13. Certain Relationships and Related Transactions and Director Independence	20
Item 14. Principal Accountant Fees and Services	20
PART IV
Item 15. Exhibits, Financial Statements and Schedules
21

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our executive officers, other members of management and directors, and their ages and positions as of April 1, 2013, are as follows:

Name	Age	Position
J. Russell Porter (1)	51	President and Chief Executive Officer
Michael A. Gerlich (1)	58	Vice President, Chief Financial Officer and Corporate Secretary
Keith R. Blair	58	Vice President & Exploration Manager
Henry J. Hansen	57	Vice President – Land
Michael McCown	58	Vice President – Northeast
R. David Rhodes	54	Vice President – Completion and Production
John M. Selser Sr.	54	Chairman of the Board
John H. Cassels	65	Director
Randolph C. Coley	66	Director
Robert D. Penner	69	Director

(1)	Messrs. Porter and Gerlich are our only “Executive Officers” as such term is defined by the rules promulgated by the SEC.
Set forth below is biographical information about each of the executive officers and directors named above.
J. Russell Porter has been a member of the Board and has served as our President and Chief Executive Officer since February 2004. From August 2006 until January 2010, he also served as Chairman of the Board. From September 2000 to February 2004, he served as our Chief Operating Officer. Mr. Porter has an energy focused background, with approximately 21 years of natural gas and oil exploration and production experience and five years of banking and investment experience specializing in the energy sector. From April 1994 to September 2000, Mr. Porter served as an Executive Vice President of Forcenergy, Inc., a publicly-traded exploration and production company, where he was responsible for the acquisition and financing of the majority of its assets across the United States and Australia. He currently is a director of Caza Oil & Gas, Inc., a publicly-traded exploration and development company listed on the Toronto Stock Exchange and the London AIM exchange. He is also a member of the board of directors of Stallion Oilfield Holdings, Inc., a private Delaware corporation that owns Stallion Oilfield Services, a private oilfield service company. He has held no other directorship positions in publicly-traded companies during the last five years. Mr. Porter holds a Bachelor of Science degree in Petroleum Land Management from Louisiana State University and a MBA from the Kenan-Flagler School of Business at the University of North Carolina at Chapel Hill. Mr. Porter was chosen as a director nominee because he is our Chief Executive Officer and has proven management skills. He has extensive knowledge of the natural gas and oil industry and experience in managing natural gas and oil assets as well as relationships with chief executives and other senior management of natural gas and oil companies and oilfield service companies throughout the United States. Mr. Porter actively participates in all facets of our business and has a significant influence on both its business strategy and daily operations. Mr. Porter resides in Houston, Texas, USA.
Michael A. Gerlich joined us in May 2005 as Vice President and Chief Financial Officer and was appointed Corporate Secretary on March 8, 2011. Mr. Gerlich has over 33 years of natural gas and oil accounting and finance experience. From 1999 until joining us in 2005, he held various accounting and finance positions at Calpine Natural Gas LP, a wholly-owned subsidiary of Calpine Corporation, an independent electric power generation company listed on the New York Stock Exchange. His last position at Calpine Natural Gas LP was Senior Vice President – Accounting and Finance for natural gas and oil operations of the wholly-owned subsidiary. From 1994 until 1999, Mr. Gerlich served as Vice President and Chief Financial Officer of Sheridan Energy, Inc., an independent natural gas and oil exploration company traded on the NASDAQ, which was acquired in 1999 by Calpine Corporation. Over a 12-year period prior to joining Sheridan Energy, Inc., Mr. Gerlich held various accounting and finance positions with Trinity Resources, Ltd., an independent natural gas and oil exploration and production company, with his last position being Executive Vice President and Chief Financial Officer. Prior to that, Mr. Gerlich was also with Deloitte LLP, where the focus of his practice was with energy related clients. Mr. Gerlich has been a member of the board of directors and served as the Audit Committee Chairman for Petropoint Energy Partners LP, a private upstream oil and gas limited partnership, since November 2012. Mr. Gerlich is a Certified Public Accountant and graduated with honors from Texas A&M University with a Bachelor of Business Administration degree in Accounting.

Keith R. Blair joined us in August 2005 as a Senior Staff Geologist and was promoted to Vice President, Exploration Manager in 2008. Mr. Blair has over 33 years of natural gas and oil experience. He has extensive working knowledge of natural gas and oil basins in Colorado, New Mexico, East Texas, West Virginia/Pennsylvania, Offshore Gulf of Mexico and the Texas/Louisiana Gulf Coast. Prior to joining us, from 1999 until 2005, he was an independent exploration geologist. From 1995 until 1999, Mr. Blair was a Senior Geophysicist at Schlumberger Limited. Prior to 1995, he held an Exploration Manager/Supervisor position at ConocoPhillips for 14 years. He began his career as a well logging engineer with Halliburton Company. Mr. Blair graduated from Texas A&M University with a Bachelor of Science degree in Geology.
Henry J. Hansen joined us in September 2005 as Vice President of Land. Mr. Hansen has over 33 years of land management experience. Prior to joining us, Mr. Hansen was Rocky Mountain Land Manager with El Paso Corporation, a natural gas and oil exploration, production and pipeline company, from 1999 until January 2003. From January 2003 until June 2004, he worked as an independent land consultant. Mr. Hansen returned to El Paso Corporation in June 2004, where he was a senior landman until joining us in September 2005. Mr. Hansen graduated from the University of Texas at Austin with a Bachelor of Business Administration in Petroleum Management.
Michael McCown joined us in December 2009 as a Senior Advisor and in July 2010 was elected Vice President – Northeast. Mr. McCown is responsible for all operational activities on our Marcellus Shale assets. Prior to joining us, from 2006 to June 2010, Mr. McCown held various positions with CDX Gas LLC, predecessor to Vitruvian Exploration LLC, including Chief Operating Officer and Senior Vice President & General Manager. From 2004 to 2006, Mr. McCown was with EOG Resources Inc. as Operations Manager. He has over 32 years experience in production, drilling and operations throughout the United States including the Unitah, Permian and Appalachian Basins. Other experience includes managerial responsibilities for companies including Pennzoil Company, Devon Energy Corp. and East Resources. Mr. McCown has served two terms on the Board of WV Oil and Natural Gas Association and is a former President of that association. He is currently serving his second term on the Board of the Independent Oil and Gas Association of West Virginia and he served as President of the association from August 2010 through August 2011. Mr. McCown holds a Bachelor of Science degree in Civil Engineering from Ohio University and is a Registered Professional Petroleum Engineer.
R. David Rhodes joined us in March 2006 as Vice President of Completion and Production. Mr. Rhodes has over 30 years of petroleum engineering experience, focused primarily in the supervision and management of completion and production operations. Prior to joining us in 2006, he managed Oil & Gas Operations and Consulting, Inc., an independent consulting firm he established in May 2001, where he worked as a petroleum engineering consultant for numerous natural gas and oil operators including us. Mr. Rhodes continues to maintain his relationship with Oil & Gas Operations and Consulting, Inc. From 1981 to 2001, Mr. Rhodes held various engineering and management/supervisory positions at Getty Oil Company and Marathon Oil Company (formerly Texas Oil & Gas Company), both of which are major integrated natural gas and oil companies. His last position at Marathon Oil Company was Operations Manager for East Texas and Northern Louisiana. Mr. Rhodes holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University.
John M. Selser Sr. became a member of the Board effective March 30, 2007 and effective January 4, 2013, was appointed Chairman of the Board. Currently, Mr. Selser is a private investor and also serves on the board of directors of Our Lady of the Lake Hospital in Baton Rouge and the investment committee of the Franciscan Ministries of Our Lady, the parent corporation of Our Lady of the Lake. From 2010 to 2012 Mr. Selser was a managing director of energy research at IBERIA Capital Partners LLC, a subsidiary of IBERIA Bank Corporation. Also in 2010, he was an instructor of finance at Louisiana State University. From 2003 to 2009, he was a partner at Maple Leaf Partners, a long short equity hedge fund. From 1992 to 2003, he was an energy equity analyst for several sell-side firms including Lehman Brothers, Howard Weil and Johnson Rice. From 1984 to 1992, Mr. Selser was a petroleum engineer for Chevron and Mobil in various domestic drilling, production and reservoir engineering assignments. He has held no directorship positions in publicly-traded companies during the last five years other than that of Gastar. Mr. Selser holds a Bachelor of Science in both Civil Engineering and Petroleum Engineering from Louisiana State University, Baton Rouge, Louisiana and a Masters of Business Administration from Tulane University, New Orleans, Louisiana. Mr. Selser was chosen as a director because of his significant finance experience as well as his prior engineering and exploration and production experience, which provides a meaningful perspective in the Board's oversight of Gastar's execution of its long-term business strategy.
John H. Cassels was elected to the Board effective March 8, 2011. Mr. Cassels is a Chartered Accountant with 31 years of direct experience in the Canadian natural gas and oil industry, having been a senior officer and director of nine smaller natural gas and oil companies. On July 1, 2011 he was appointed to the position of Vice President, Chief Financial Officer and Secretary of Cascade Resources Inc., a private junior oil and gas exploration company based in Calgary, Alberta. Prior to that appointment, he served as a partner and Chief Financial Officer of Purdy Partners Inc., a private equity/merchant bank in Calgary, Alberta, a position he held from December 2009 to July 2011. From September 2008 until November 2009, Mr. Cassels was a financial consultant to a Canadian oil and gas exploration company operating in both Argentina and Canada.

From 2007 through September 2008, he served as a Director of World Cup Operations/Alpine Canada, which organized Alpine test events for the 2010 Olympic Winter Games in Vancouver. From 2003 through 2007, he was a founding shareholder, Chief Executive Officer and director of Highview Resources, a publicly-traded firm that built a significant inventory of natural gas and oil prospects in Alberta and Saskatchewan. Mr. Cassels holds a Bachelor of Arts degree from Bishop's University in Sherbrooke, Québec. Mr. Cassels resides in Calgary, Alberta, Canada. Mr. Cassels was chosen as a director because of his valuable financial expertise and extensive knowledge of the oil and gas industry. His business and management expertise from his position as an executive officer and director of several companies also provides the Board with important perspectives on key corporate governance matters.
Randolph C. Coley was appointed to the Board in January 2010. Mr. Coley is currently retired and has been since the end of 2008. From 1999 until his retirement at the end of 2008, Mr. Coley was a partner in the Houston, Texas office of the law firm of King & Spalding LLP, where his practice was concentrated in the areas of corporate and securities law. Previously, he served as Executive Managing Director and Head of Investment Banking for Morgan Keegan & Company, Inc. and was a partner in King & Spalding LLP's Atlanta office. He is a director of Deltic Timber Corporation, a publicly-traded natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber, a position he has held since 2007. Additionally, he is a member of the audit and the nominating and corporate governance committees of that organization. He is also a director of Trade Street Residential, Inc. (“Trade Street”), a real estate investment trust that develops and owns residential apartments. Mr. Coley is a member of the audit committee and chairs the nominating and corporate governance committee of Trade Street. He has held no other directorship positions in publicly-traded companies during the last five years. Mr. Coley earned his undergraduate degree from Vanderbilt University and graduated with a law degree from Vanderbilt School of Law. Mr. Coley resides in Atlanta, Georgia, USA. Mr. Coley was chosen as a director nominee because of his extensive business and legal background and his keen understanding of various corporate governance matters that he has attained through his representation of and service on other public company boards.
Robert D. Penner became a member of the Board effective July 2007. Mr. Penner currently is and has been an independent consultant since 2004, when he retired from his position as a senior partner with KPMG, after a career of advising public and private clients on tax and accounting matters for almost 41 years. He currently serves on the board of directors for Sustainable Energy Technologies Ltd., a manufacturer and seller of electronic components for grid-connected solar power systems as well as Corridor Resources Ltd., and Terra Energy Corp., each involved in the exploration, development and production of natural gas and oil. On April 20, 2010, Mr. Penner resigned from the board of directors of Altima Resources Ltd. (successor company to Unbridled Energy Corporation). On September 29, 2011 Mr. Penner resigned from the Board of Storm Cat Energy Corporation. He additionally serves on the board of directors or as executor/trustee for several private companies and family trusts. Mr. Penner received his Chartered Accountant designation in 1971 in Manitoba and 1977 in Alberta. He has held no other directorship positions in publicly-traded companies during the last five years. Mr. Penner is currently the audit committee chairman for each of the public companies of which he is a director and serves on the compensation and governance committees of Terra Energy Corp. and Corridor Resources Inc. Mr. Penner resides in Calgary, Alberta, Canada. Mr. Penner was chosen as a director nominee because of his keen understanding of finance, accounting and various corporate governance matters that he has attained through his career with KPMG and service on other public company boards.
There are no family relationships between our Named Executive officers, those members of management noted above and our directors.
Cease Trade Orders
Except as disclosed below, to the knowledge of our management, none of our directors or executive officers is, or within the 10 years before the date of this filing has been a director, chief executive officer or chief financial officer of any company (including us) that:

(a)
Was the subject of a cease trade or similar order or an order that denied the other issuer access to any exemptions under securities legislation that lasted for a period of more than 30 consecutive days that was issued while the director or executive officer was acting in the capacity as a director, chief executive officer or chief financial officer; or

(b)
Was subject to a cease trade order or an order that denied the relevant issuer access to any exemption under securities legislation that lasted for a period of more than 30 consecutive days that was issued after the director or executive officer ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while the director or executive officer was acting in the capacity as director, chief executive officer or chief financial officer.

Mr. Penner served as a director of Storm Cat Energy Corporation (“Storm Cat”), a position he held from January 2005 through September 2011. In November 2008, the U.S. subsidiaries of Storm Cat filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and Storm Cat was subsequently delisted from the Toronto Stock Exchange and the NYSE Amex LLC (the “NYSE Amex”), which delistings remain in effect as of the date hereof. In April 2009, pursuant to an order of the Ontario Securities Commission, the Securities of Storm Cat were “cease traded” for a failure to file audited annual financial statements, management's discussion and analysis and an annual information form, all for the year ended December 31, 2008, and such order remains in effect as of the date hereof.
Bankruptcies
Except as disclosed above under the subheading “Case Trade Orders,” to the knowledge of our management, none of our directors or executive officers:

(a)
Is, at the date of this filing or has been within the 10 years before the date of this filing, a director or executive officer of any company (including us) that, while that person was acting in that capacity or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or

(b)
Has, within the 10 years before the date of this filing, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or was subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director nominee.

Penalties or Sanctions
To the knowledge of our management, none of our directors or executive officers:

(a)
Has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with the securities regulatory authority; or

(b)
Has been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable shareholder in deciding whether to vote for a director nominee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.
To our knowledge, based on our review of the copies of such reports and written representations that no other reports were required, we believe that all such filing requirements were complied with during the fiscal year ended December 31, 2012.
Governance Practices
The Board believes that good corporate governance improves corporate performance and benefits all shareholders.
Code of Ethics
We adopted a Code of Conduct and Ethics for all employees, including our executive officers, on December 15, 2005, which was amended and restated on March 22, 2011. A copy of our Code of Conduct and Ethics, as amended and restated, is available free of charge on our website at www.gastar.com. A copy of our Code of Conduct and Ethics will also be provided to any person without charge, upon request. Such requests should be directed to our Secretary at 1331 Lamar Street, Suite 650, Houston, Texas 77010.
Audit Committee
The Board has designated a standing Audit Committee. The Audit Committee currently consists of Messrs. Penner (Chairman), Coley and Selser, each of whom the Board has determined to be independent under the rules of the NYSE MKT LLC and Section 10A (“Audit Requirements”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that Mr. Penner is an “audit committee financial expert,” within the meaning proscribed by the rules and regulations promulgated by the SEC. He became a member of the Board effective July 16, 2007. Mr. Penner is a retired senior partner with KPMG LLP, whose career of advising public and private clients on tax and accounting matters has spanned almost 41 years.

In accordance with its charter, the Audit Committee examines and reviews, on behalf of the Board, internal financial controls, financial and accounting policies and practices, the form and content of financial reports and statements and the work of the external auditors. The Audit Committee is responsible for hiring, overseeing and terminating the independent registered public accounting firm and determining the compensation of such accountants. The Chief Financial Officer attends the meetings of the Audit Committee by invitation.
The Audit Committee assists the Board in overseeing matters relating to our accounting and financial reporting practices, the adequacy of its internal controls and the quality and integrity of its financial statements, and is responsible for selecting and retaining the independent auditors. The Audit Committee’s responsibilities are more fully described in its charter. Our management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements. The Audit Committee does not provide any expert or special assurance as to our financial statements or any professional certification as to the independent auditors’ work.
A copy of the charter for the Audit Committee is available free of charge on our website at www.gastar.com. A copy of the charter will also be provided to any person without charge, upon request. Such requests should be directed to our Secretary at 1331 Lamar Street, Suite 650, Houston, Texas 77010.
Item 11. Executive Compensation
Compensation Discussion & Analysis
This Compensation Discussion and Analysis provides information regarding the compensation paid to J. Russell Porter, our President and Chief Executive Officer (“CEO”), and paid to Michael A. Gerlich, our Vice President and Chief Financial Officer (“CFO”). These individuals are referred to as “Named Executive Officers.” Messrs. Porter and Gerlich are our only Named Executive Officers as they were our only “Executive Officers,” as such term is defined by the rules promulgated by the SEC, during 2012.
Compensation Philosophy and Objectives
Our executive compensation program is designed to provide compensation at a level necessary to retain talented and experienced executives and to motivate them to achieve both short-term and long-term corporate goals that enhance shareholder value. Consistent with this philosophy, the following are the key objectives of our compensation programs.
Attract, Motivate and Retain Key Employees. Our executive compensation program is shaped by the competitive market for management talent in the independent natural gas and oil exploration and production industry. We believe our executive compensation should be comparable to that of the companies with which we compete for talent. Our goal is to provide compensation and benefits at levels that attract, motivate and retain superior executive talent for the long-term.
Shareholder Interest Alignment. One of the objectives of our executive compensation program is to ensure that an appropriate relationship exists between executive pay, our financial performance and the creation of shareholder value. We believe that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and shareholder interests. Our compensation program aligns pay to performance by making a substantial portion of total executive compensation variable, or “at-risk,” through an annual bonus program based on our performance goals and the granting of long-term incentive equity awards, which have included restricted common shares and stock options. As performance goals are met, not met or exceeded, executives are rewarded commensurately.
Determination of Executive Compensation
Role of the Compensation Committee. Executive compensation is the responsibility of the Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board. John H. Cassels, Randolph C. Coley and John M. Selser Sr. are members of the Board and the current members of the Compensation Committee. Mr. Cassels is the current Compensation Committee Chairman. Each member of the Compensation Committee qualifies as an independent director under the NYSE MKT LLC listing standards and under the Exchange Act. A copy of the Compensation Committee’s charter is available to shareholders on our website at www.gastar.com.
Philosophy of the Compensation Committee. The Compensation Committee’s philosophy is strongly driven by a “Pay for Performance” compensation approach that focuses on enhancing shareholder value. The Compensation Committee presently targets total compensation, which consists of base salary, annual incentive awards and long-term stock awards at the 50th percentile of its peer group as defined by an independent third party compensation consultant. If management’s efforts cause the Company’s results to materially exceed or lag behind the results of its peer group, total compensation may be adjusted upward or downward from the 50th percentile. The Compensation Committee believes that this approach awards and compensates our Named Executive Officers in a manner that fairly provides incentives for the enhancement of shareholder value, for the successful implementation of our business plan and the continuous improvement in corporate and personal performance.
During 2012, the Compensation Committee reviewed the cash compensation, performance and overall compensation package for each Named Executive Officer. It then submitted to the Board recommendations with respect to the salary, bonus and participation in equity-based compensation arrangements for each Named Executive Officer. In conducting its review of management’s recommendations, the Compensation Committee was satisfied that all recommendations complied with the Compensation Committee’s philosophy and guidelines.
Interaction Between the Compensation Committee and Management. Our CEO plays an important role in the executive compensation process and is closely involved in assessing the performance of our CFO, who is our other Named Executive Officer. He also makes recommendations to the Compensation Committee regarding base salary, bonus targets, and performance goals established for the annual incentive plan, as well as weighting and equity compensation for our CFO. Our CEO’s recommendations are based on his review of any market or peer group analysis data provided by our compensation consultant, an assessment of our CFO’s responsibilities and performance, our performance and the compensation that companies in our peer group pay their executives in comparable positions. Our CFO also plays an important role in our executive compensation process. He makes recommendations to the Compensation Committee regarding the structure of the annual cash bonus awards program and the target size of such awards. These recommendations are drawn from his previous work experience, informal discussions with other CFOs and review of publicly filed information of other similarly-sized natural gas and oil companies regarding their bonus programs.
Role of Consultant and Market Analysis. For 2012, the Compensation Committee utilized 2011 data supplied by L&A. For the purposes of its report, L&A’s engagement objectives in 2012 included:

•	Review total direct compensation (base salary, annual incentives and long-term incentives) for the Named Executive Officers;

•
Assess the market competitiveness of executive compensation as compared to our peer group and published surveys of other companies in the natural gas and oil industry with revenues and capital assets comparable to our revenue and capital assets; and

•	Provide conclusions and recommendations for current total direct compensation packages for our Named Executive Officers.
L&A’s approach to this study was based upon its experience in the design of executive compensation programs in the energy industry and external market data procured from the marketplace in which we compete for top-level talent. This experience, along with its competitive market analysis, allowed L&A to make compensation recommendations that provide us with information to attract, retain, and motivate top-level executive talent. Additionally, L&A’s recommendations were tailored to balance external market data and our internal environment to ensure fiscal responsibility.
Specifically, L&A’s approach was to gather compensation data from (a) public peer companies and (b) published salary surveys and to conduct a market comparison analysis of the gathered data. Prior to beginning its analysis, L&A reviewed the composition of our peer group to assess the continued appropriateness of the group and ensure that the included companies were still relevant for comparative purposes. Based on its review, L&A recommended that companies that had been acquired or delisted, as well as companies whose geographic scope and nature of operations differed from ours be removed. L&A also expanded the number of companies included in our peer group, which was comprised of companies with a similar production profile, revenue base and size, as measured by market capitalization. The updated peer group was approved by the Compensation Committee as representative of the sector in which we operate. Next, L&A analyzed current total direct compensation (base salary, plus annual incentive, plus long-term incentive), as compared to the updated peer group and published survey data based on industry, size and performance. This was followed by developing conclusions and recommendations, which was reported to the Compensation Committee.

Companies reviewed by L&A (the “Peer Group”) included:
Abraxas Petroleum Corp.
Approach Resources Inc.
Brigham Exploration
Carrizo Oil & Gas Inc.
Crimson Exploration Inc.
Double Eagle Petroleum Co.
GeoResources, Inc.
GMX Resources Inc.
Goodrich Petroleum Corp.
Ram Energy Resources
Vanguard Natural Resources
Warren Resources Inc.
Based upon 2011 comparative pay information of our peer group developed by L&A and published survey data, the Compensation Committee determined that the Named Executive Officers’ (a) 2012 base salaries were 19% and 7% above the 50th percentile of our Peer Group for the CEO and CFO, respectively, (b) 2012 total cash compensation (base salary, plus the annual cash incentive award) were approximately 6% above the 50th percentile of our Peer Group for the CEO and 3% below the 50th percentile of our Peer Group for the CFO, (c) 2012 long-term equity awards were 2% and 7% above the 50th percentile of our Peer Group for the CEO and CFO, respectively, and (d) 2012 total direct compensation (base salary, plus the annual cash incentive award, plus equity incentive awards) were approximately 4% and 1% below the 50th percentile of our Peer Group for the CEO and CFO, respectively. Based upon these findings, the Compensation Committee believes that the individual pay components and total direct compensation levels of the Named Executive Officers in 2012 approximated market.
Though we review information regarding the compensation practices of our Peer Group of companies and the survey data just discussed, individual compensation decisions for our CFO are subject to upward or downward adjustment, based on the recommendations of our CEO and a number of factors related to both corporate and individual performance. We use the data regarding the pay practices of companies in our Peer Group as a reference point and as a guide to competitiveness and reasonableness, but we do not adhere to rigid targets, based upon the compensation components of employees at companies within that group. Our present objective is to maintain total direct compensation, consisting of base salary, performance-based cash compensation and equity awards, in proximity to the 50th percentile of our Peer Group. However, the Compensation Committee has the discretion to adjust an award upward or downward to account for individual achievement in the last fiscal year, the requirements of a particular position, and market competitiveness for a particular individual’s skills and services, among other factors.
Compensation for our Named Executive Officers and Rationale
Base Salary. Base salary represents the fixed element of the Named Executive Officers’ cash compensation. The base salary reflects results of individual negotiations, economic consideration for each individual’s level of responsibility, expertise, skills, knowledge, experience and performance and reasonable comparability of similar executive base salaries for executives employed by companies in our Peer Group. Each Named Executive Officer’s initial annual salary was set in his respective employment agreement but may be adjusted upward or downward at the discretion of the Compensation Committee on the anniversary date of each officer’s employment. In 2012, the Compensation Committee did not adjust the base salary amounts for Messrs. Porter or Gerlich, which exceed the 50th percentile of our Peer Group by 19% and 7%, respectively.
Annual Cash Incentive Awards. Our annual cash incentive awards reflect our philosophy to reward performance. These awards provide our Named Executive Officers with an opportunity to earn an annual cash bonus based on pre-established operational and financial performance targets and an evaluation of individual performance. The targeted bonus percentages of our CEO and CFO are 75% and 60% of their respective base salary amounts. For 2012, the Compensation Committee approved a $582,750 total management target cash bonus pool for our Named Executive Officers, which was based on the sum of each of our Named Executive Officer's “target bonus” opportunity expressed as a percentage of the Named Executive Officer’s base salary. The bonus pool is accrued throughout the year, and bonuses are normally paid out early in the following year. However, in 2012, 75% of the anticipated annual cash incentive bonus was paid in December to allow the recipients to avoid anticipated higher income tax rates for 2013 and beyond. The bonus pool is capped at twice the target cash bonus pool total. For 2012, the annual cash incentive awards for Messrs. Porter and Gerlich were 6% and 16% below the 50th percentile of our Peer Group, respectively.

At the beginning of the year, and as part of our budgeting process, specific operational and financial target criteria are established by the Compensation Committee. In developing the appropriate target criteria and their respective weightings, the Compensation Committee analyzes the relative importance of each of the target criteria to our business strategy for the upcoming year. Each criterion is given a certain weighting, with 30% of the 2012 potential bonus opportunity contingent on the achievement of specific operational factors, 20% contingent on the achievement of a specific financial performance factor and 50% contingent on the achievement of additional per share operational targets and a specific market factor. During the year, operational and financial performance is measured against the criteria. Market performance is measured at December 31, 2012. Judgments that the criteria are being met or not being met may lead to an increase in the pool and an adjustment in the bonus accrual. Criteria and weightings used in 2012 were as follows:

Goal	Threshold	Target	Maximum	Actual	Weighting
Target average annual production (MMcfed)	33.0	36.6	40.3	36.2	10%
Target proved reserve additions (Bcfe)	30.0	48.3	63.3	75.8	10%
Average finding costs ($/Mcfe)	$3.44	$3.13	$2.81	$1.93	5%
Average controllable lifting costs ($/Mcfe)	$0.59	$0.53	$0.48	$0.47	5%
Operating cash flow ($ in millions)	$22.9	$25.5	$28.0	$23.9	20%
Operating cash flow per share	$0.36	$0.40	$0.44	$0.38	10%
Production per share (Mcfe)	0.19	0.21	0.23	0.21	15%
Reserves per share (Mcfe)	2.17	2.41	2.65	2.85	15%
Stock price performance compared to Peer Group	50%	30%	10%	0%	10%

If threshold targets are not met with respect to a criterion, then the portion of the bonus allocable to that criterion is not paid. At the end of the year, an approved bonus pool is calculated based on the bonus pool criteria accomplishments. The amount of the calculated bonus pool is subject to adjustment and final approval by the Compensation Committee. For 2012, management’s bonus pool target was $582,750. As eight of the nine target goals were achieved, our Named Executive Officers were entitled to receive a combined annual cash incentive payout of $582,750 based on the achieved goals weighted bonus target.
The Compensation Committee’s policy is not to award bonuses if performance targets are not met. The Board, however, maintains the ability to award discretionary bonuses if warranted. Pursuant to Mr. Porter’s employment agreement, Mr. Porter is guaranteed a bonus equal to 20% of his annual base salary.
During 2012, the Compensation Committee approved an increase in our CFO's target bonus from 50% to 60% of his base salary amount. Our CEO's target bonus remains set at 75% of his base salary. The 2013 metrics are expected to be materially similar to those used in 2012.
Long Term Stock-based Compensation. We believe that stock-based compensation is the most effective means of linking compensation provided to our Named Executive Officers with long-term operational success and increases in shareholder value. The Board has discretionary authority to determine granting and vesting periods of stock option and restricted common share grants. We use stock-based compensation as a long-term vehicle for compensation because we believe:

•	Stock-based compensation aligns the interests of our Named Executive Officers with those of the shareholders by providing equity participation to our Named Executive Officers; and

•	The vesting period incorporated into stock-based compensation fosters a longer-term perspective necessary for executive retention, stability and continuity.
Prior to the adopting of the 2006 Plan (as defined below), the only vehicle that was available to us for long-term equity incentives was grants of stock options. After the adoption of the 2006 Plan, grants of restricted common shares became available as incentive vehicle. During 2007 and 2008, grants of restricted common shares to employees were used as long-term compensation to balance the types of equity incentives that employees had received to date. This change occurred in response to the Compensation Committee’s judgment that to retain and attract qualified employees we needed a more definable deferred monetary incentive than was being provided by stock option grants alone. Typically, restricted common shares are granted to new hires at the time of employment and to all others, including our Named Executive Officers and directors, in the first half of the year, as determined by the Compensation Committee. In 2009, a combination of stock options and restricted common shares were granted as long-term equity incentives. In 2010 and 2011, based on our determination that our Peer Group and other competitors had shifted the composition of their equity awards to consist primarily of restricted stock awards, we granted only restricted common share awards. The Compensation Committee adheres to our policy of only granting stock-based compensation grants during open trading windows. The 2012 grants of restricted common shares vest in one-third increments on the first, second and third anniversaries of the grant date, a vesting period that the Compensation Committee believes is an appropriate balance between longer term incentive coupled with an element of shorter term reward.
In 2012, Messrs. Porter and Gerlich received restricted common share grants of 253,378 shares and 126,689 shares, respectively. The fair values of these grants calculated to be 150% and 125% of Messrs. Porter’s and Gerlich’s base salary, respectively, which placed Mr. Porter and Mr. Gerlich 2% and 7%, respectively, above the market 50th percentile. The goal of the Compensation Committee has been to move more of the Named Executive Officers’ total executive compensation to variable, or “at-risk,” and thus further align the interest of the officer with the shareholders by providing the Named Executive Officers a greater stake in our long-term performance. The 2012 restricted stock grants were consistent with this goal.
On March 8, 2012, our Board approved an amendment to the 2006 Plan that (i) increased the maximum number of shares available for delivery pursuant to awards under the 2006 Plan by an additional 5,000,000 shares to 11,000,000 and (ii) increased the annual limit on the number of shares that may be subject to awards granted to any employee under the 2006 Plan in any calendar year from 200,000 shares to 1,000,000 shares.
For 2013, in addition to grants of restricted common shares, we granted each of our Named Executive Officers performance-based restricted stock units that will vest over a three year performance period and pay out based upon our stock performance as compared to that of a peer index.
All Other Compensation. The Named Executive Officers are eligible to participate on a non-discriminatory basis in the same comprehensive benefits as are offered to all full-time employees. These benefits are provided so as to assure that we are able to maintain a competitive position in terms of attracting and retaining executive officers and other employees.
Tax Deductions for Compensation
In conducting our executive compensation programs, the Compensation Committee considers the effects of Section 162(m) of the Internal Revenue Code, as amended (the “Code”), which denies publicly held companies a tax deduction for annual compensation in excess of $1.0 million paid to their chief executive officer or any of their three other most highly compensated executive officers, other than the chief financial officer, who are employed on the last day of a given year, unless their compensation is based on performance criteria that are established by a compensation committee which is made up of outside directors and approved, as to their material terms, by our shareholders. While the Compensation Committee generally considers structuring and administering executive compensation plans and arrangements so that they will not be subject to the deduction limit under Section 162(m) of the Code, the Compensation Committee may in the future approve payments that cannot be deducted in order to maintain flexibility in structuring appropriate compensation programs it feels to be appropriate.
Post Termination or Compensation and Benefits
On February 15, 2008, our Board approved an amended change of control severance plan (the “Severance Plan”), covering all employees, including the Named Executive Officers. The Severance Plan was subsequently amended on April 11, 2012 (effective January 1, 2012) to reflect certain changes to the severance benefit formula for certain of our officers and other employees. The purpose of the severance plan is to promote stability and continuity of management and employees in the event a change of control transaction should occur (as defined below). Pursuant to the terms of our Severance Plan, our Named Executive Officers are entitled to receive certain post-termination compensation and benefits upon the occurrence of certain events. In order for the Named Executive Officers to receive payments under the Severance Plan, the Named Executive Officers would have to be terminated within two years of a change of control. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments upon Termination or Change of Control” below.
Consideration of Previous Shareholder Advisory Vote
In June 2012, our shareholders approved the compensation of our Named Executive Officers as described in our 2012 proxy statement, with approximately 93% of shareholder votes cast in favor of our 2012 “say-on-pay” resolution (excluding abstentions and broker non-votes). The Compensation Committee considered these results as evidence of broad-based support for our compensation program and decisions as described in our 2012 proxy statement, and as grounds for maintaining a similar approach for 2013.
Hedging Prohibitions
Our insider trading policy prohibits our Named Executive Officers from engaging in any speculative transactions involving our common shares including buying or selling puts or calls, short sales or purchases of securities on margin or otherwise hedging the risk of ownership of our stock. Any such activity would require the approval and authorization of either the CEO or the Chairman of the Audit Committee (in the case of a transaction involving our CEO).
Summary Compensation and Awards
The following table and discussion below sets forth information about the compensation awarded to, earned by or paid to our Named Executive Officers during the years ended December 31, 2012, 2011 and 2010:
Summary Compensation Table

Name and Principal Position	Year	Base Salary	Bonus	Stock (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
J. Russell Porter	2012	$500,000	$393,750	$750,000	—	—	—	$1,643,750
President and Chief	2011	$500,000	$162,731	$700,001	—	—	—	$1,362,732
Executive Officer	2010	$500,000	$200,000	$622,500	—	—	—	$1,322,500
Michael A. Gerlich	2012	$300,000	$189,000	$375,000	—	—	—	$864,000
Vice President and	2011	$300,000	$65,093	$375,000	—	—	—	$740,093
Chief Financial Officer	2010	$300,000	$50,000	$435,750	—	—	—	$785,750
_____________________

(1)
The dollar values of restricted stock awards provided in these columns are equal to the aggregate grant date fair value of such grants awarded to Messrs. Porter and Gerlich during the years ended December 31, 2012, 2011 and 2010, calculated in accordance with Accounting Standards Codification Topic 718 (“ASC 718”) prior to a deduction for estimated forfeitures related to service-based vesting conditions.

The following table shows certain information about the restricted common shares granted to our Named Executive Officers during the year ended December 31, 2012.
Grants of Plan-Based Awards Table
For the Year Ended December 31, 2012

Name	Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards (1)
		Threshold	Target	Maximum

J. Russell Porter	1/30/2012	—	—	—	253,378	$750,000
Michael A. Gerlich	1/30/2012	—	—	—	126,689	$375,000
____________________

(1)
This column shows the fair value of the respective restricted share grants as of the grant date, calculated in accordance with ASC 718. These shares are subject to a 3-year vesting schedule of 33.33% each year, beginning on the first anniversary date of the grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
The following is a narrative of our various compensation plans and the general terms of each:
2006 Plan. At the annual meeting of shareholders held June 4, 2009, the shareholders approved amendments to our 2006 Long-Term Stock Incentive Plan that, effective as of April 1, 2009, merged our Stock Option Plan with and into the 2006 Long-Term Stock Incentive Plan so that all outstanding equity awards and all future equity awards to be made to employees, officers and directors would be under one plan–the “2006 Plan.”
Our 2006 Plan, as amended, authorizes our Board to issue stock options, stock appreciation rights, bonus stock awards and any other type of award, which are consistent with the 2006 Plan’s purposes to our directors, officers and employees and our subsidiaries covering a maximum of 11 million common shares. The contractual lives and vesting periods for grants are determined by the Board at the time a grant is awarded. Recent stock option grants have an expiration of ten years. The vesting schedule for stock option grants has varied from two years to four years but generally has been over a four-year period vesting at 25% per year beginning on the first anniversary date of the grant. Stock options granted pursuant to the 2006 Plan have exercise prices determined by the Board, but an exercise price cannot be less than the market price on the date immediately prior to the date of grant as reported by any stock exchange on which our common shares are listed. The vesting period for recent restricted common stock grants have typically been over four years, with one-quarter vesting on the first, second, third and fourth anniversaries of the date of grant.
On March 8, 2012, our Board approved an amendment to the 2006 Plan, and such amendment was approved by the shareholders on June 7, 2012 at the annual meeting of shareholders. The Second Amendment to the Gastar Exploration Ltd. 2006 Long-Term Stock Incentive Plan (i) increased the maximum number of shares available for delivery pursuant to awards under the 2006 Plan by an additional 5,000,000 shares to 11,000,000 and (ii) increased the annual limit on the number of shares that may be subject to awards granted to any employee under the 2006 Plan in any calendar year from 200,000 shares to 1,000,000 shares.
Employee Severance Plan. For the Named Executive Officers, the Severance Plan provides that if a Named Executive Officer’s employment is terminated within two years following a change of control for any reason other than (i) death, (ii) disability, (iii) by us for “cause” or (iv) by the Named Executive Officer for other than a “good reason,” the Named Executive Officer will receive a lump-sum payment equal to a multiple that is equal to the applicable severance period, as set forth in the Severance Plan, times the sum of (1) his annual salary and (2) annual target bonus.
A change of control is defined in the severance plan to mean (1) the consummation of a merger, consolidation, reorganization or other transaction whereby our shareholders retain less than 50% control, directly or indirectly, of us or the surviving company, (2) our incumbent directors cease to constitute a majority of the Board or (3) a sale or other disposition of all or substantially all of our assets. The Severance Plan does not change the specific, non-change of control severance payments in place under the existing employment agreements with our Named Executive Officers but does provide change of control severance benefits to the Named Executive Officers only if they are greater than the severance benefits provided under the employment agreement. The Severance Plan does not allow for any duplication of severance benefits.
The Severance Plan was subsequently amended on April 11, 2012 (effective January 1, 2012) to reflect certain changes to the severance benefit formula for certain of our officers and other employees. The benefit for our CEO under the Severance Plan remained unchanged, but the benefit for our CFO was changed to reflect corresponding changes to his target bonus amount.
The following summarizes the severance periods and target bonus percentages for the Named Executive Officers set forth in the Severance Plan, as amended:

	Severance Period In Years	Target Bonus Percentage
Chief Executive Officer	3.00	75%
Chief Financial Officer	2.50	60%

Additionally, during the applicable severance period, Named Executive Officers would receive reimbursement for the cost of COBRA continuation health care coverage, less the amount charged at the time of termination to the employee for medical coverage.
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
Employment Agreements. We entered into employment agreements with J. Russell Porter, our President and CEO, and Michael A. Gerlich, our CFO, effective February 24, 2005, and May 17, 2005, respectively, each amended July 25, 2008. Mr. Porter’s employment agreement was amended on February 3, 2011 to remove a provision that allowed him to trigger severance payments by providing the Company with six months’ notice. Mr. Gerlich's employment agreement was amended on April 10, 2012 (effective as of January 1, 2012) to reflect the change in his target bonus amount used for purposes of determining his severance entitlement under his employment agreement. The agreements with Messrs. Porter and Gerlich set forth, among other things, annual compensation, and adjustments thereto, minimum bonus payments, fringe benefits, termination and severance provisions. The agreements renew annually; however, they may be terminated at any time with or without cause.

Mr. Porter’s employment agreement provides that he is entitled to a minimum annual bonus in an amount that may take the form of cash compensation, the award of stock or stock options, royalty rights or otherwise and that he shall receive an annual cash bonus equal to at least 20% of his annual base salary. The employment agreement further provides that such bonuses shall reflect not only the results of our operations and business, but also his contribution as President and CEO.
Mr. Gerlich’s employment agreement provides that the Compensation Committee may on a yearly basis, or more frequently, award Mr. Gerlich a discretionary bonus or bonuses based not only on the positive results of our operations and business, but Mr. Gerlich’s contribution as CFO. Such bonuses may take the form of cash compensation, the award of common shares or stock options, royalty rights or otherwise.
Salary and Cash Bonus in Proportion to Total Compensation
The following table sets forth the percentage of each Named Executive Officer’s total compensation that we paid in the form of base salary and cash bonus (excluding long-term incentive cash awards) for the year 2012.

Base Salary and Cash Bonuses as a Percentage of Total Compensation
J. Russell Porter	54%
Michael A. Gerlich	57%
Outstanding Equity Awards at Fiscal Year-End for 2012
The following table sets forth information about outstanding equity awards held by our Named Executive Officers as of December 31, 2012:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Not Vested (1)
J. Russell Porter (2)	4/5/2006	30,000	—	$20.51	4/5/2016	—	—
	7/14/2006	200,000	—	$11.60	7/14/2016	—	—
	3/19/2009	22,500	7,500	$2.60	3/19/2019	—	—
	3/19/2009	—	—	—	—	3,750	$4,538
	9/4/2009	—	—	—	—	41,250	$49,913
	3/26/2010	—	—	—	—	62,500	$75,625
	3/15/2011	—	—	—	—	125,899	$152,338
	1/30/2012	—	—	—	—	253,378	$306,587
Michael A. Gerlich (3)	1/16/2006	50,000	—	$21.60	1/16/2016	—	—
	4/5/2006	20,000	—	$20.51	4/5/2016	—	—
	7/14/2006	60,000	—	$11.60	7/14/2016	—	—
	3/19/2009	15,000	5,000	$2.60	3/19/2019	—	—
	3/19/2009	—	—	—	—	2,500	$3,025
	9/4/2009	—	—	—	—	25,000	$30,250
	3/26/2010	—	—	—	—	43,750	$52,938
	3/15/2011	—	—	—	—	67,446	$81,610
	1/30/2012	—	—	—	—	126,689	$153,294
_____________________

(1)	The closing price of our common shares on December 31, 2012 was $1.21.

(2)
The 7,500 unvested stock options granted to Mr. Porter on March 19, 2009 vest 100.0% on March 19, 2013. The 3,750 unvested restricted common shares granted to Mr. Porter on March 19, 2009 vest 100.0% on March 19, 2013. The 41,250 unvested restricted common shares granted to Mr. Porter on September 4, 2009 vest 100.0% on September 4, 2013. The 62,500 unvested restricted common shares granted to Mr. Porter on March 26, 2010 vest 50.0% on March 26, 2013 and 2014, respectively. The 125,899 unvested restricted common shares granted to Mr. Porter on March 15, 2011 vest 33.3% on March 15, 2013, 2014 and 2015, respectively. The 253,378 unvested restricted shares granted to Mr. Porter on January 30, 2012 vest 33.3% on January 30, 2013, 2014 and 2015, respectively.

(3)
The 5,000 unvested stock options granted to Mr. Gerlich on March 19, 2009 vest 100.0% on March 19, 2013. The 2,500 unvested restricted common shares granted to Mr. Gerlich on March 19, 2009 vest 100.0% on March 19, 2013. The 25,000 unvested restricted common shares granted to Mr. Gerlich on September 4, 2009 vest 100.0% on September 4, 2013. The 43,750 unvested restricted common shares granted to Mr. Gerlich on March 26, 2010 vest 50.0% on March 26, 2013 and 2014, respectively. The 67,446 unvested restricted common shares granted to Mr. Gerlich on March 15, 2011 vest 33.3% on March 15, 2013, 2014 and 2015, respectively. The 126,689 unvested restricted shares granted to Mr. Gerlich on January 30, 2012 vest 33.3% on January 30, 2013, 2014 and 2015, respectively.
Option Exercises and Stock Vested for 2012
During the year ended December 31, 2012, our Named Executive Officers exercised no stock options. The following restricted common shares vested to the benefit of our Named Executive Officers during 2012:

	Stock Awards
Name	Grant Date	Vesting Date	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
J. Russell Porter	5/16/2008	5/16/2012	15,000	$32,250
	3/19/2009	3/19/2012	3,750	$11,063
	9/4/2009	9/4/2012	41,250	$66,000
	3/26/2010	3/26/2012	31,250	$95,938
	3/15/2011	3/15/2012	41,967	$113,731
Michael A. Gerlich	5/16/2008	5/16/2012	10,000	$21,500
	3/19/2009	3/19/2012	2,500	$7,375
	9/4/2009	9/4/2012	25,000	$40,000
	3/26/2010	3/26/2012	21,875	$67,156
	3/15/2011	3/15/2012	22,482	$60,926

(1)	Equals the closing stock price on the applicable vesting date multiplied by the number of restricted shares vesting on such date.
Potential Payments Upon Termination or Change of Control
The table below discloses the amount of compensation and/or other benefits due to the Named Executive Officers in the event of their termination of employment, including, but not limited to, in connection with a change in control.
The amounts shown for Messrs. Porter and Gerlich below assume that such termination was effective as of December 31, 2012, and thus include amounts earned through such date and are estimates of the amounts that would be paid to the Named Executive Officers upon their respective termination. The actual amounts to be paid can only be determined at the time the Named Executive Officer is terminated.

Named Executive Officer and Post Termination Benefits	Termination for other than Reasonable Cause (1)	Constructive Termination and Termination in Connection with Change of Control (2)	Termination for Reasonable Cause (3)	Death (1)(4)	Disability (1)(4)
J. Russell Porter:
Salary	$2,250,000	$2,625,000	—	$2,250,000	2,250,000
Accrued vacation	19,230	19,230	19,230	19,230	19,230
Paid health and medical	28,602	28,602	—	28,602	28,602
Parachute tax gross-up payment (5)	—	1,002,373	—	—	—
Equity compensation (6)	—	589,000	—	—	—
Total	$2,297,832	$4,264,205	$19,230	$2,297,832	$2,297,832
Michael A. Gerlich:
Salary	$1,125,000	$1,125,000	—	$1,125,000	1,125,000
Accrued vacation	7,500	7,500	7,500	7,500	7,500
Paid health and medical	28,602	28,602	—	28,602	28,602
Parachute tax gross-up payment (5)	—	292,084	—	—	—
Equity compensation (6)	—	321,116	—	—	—
Total	$1,161,102	$1,774,302	$7,500	$1,161,102	$1,161,102

____________________

(1)
Per Mr. Porter’s employment agreement, if he is involuntarily terminated for any reason other than for Reasonable Cause (as defined below) and if proper notice is received, Mr. Porter will be entitled to a lump sum severance payment equal to the product of 4.5 multiplied by the highest annual base salary in effect at any time during the one year period preceding his termination. At December 31, 2012, Mr. Porter’s severance was calculated by multiplying $500,000 by 4.5. If Mr. Porter is considered a “specified employee” under Section 409A of the Code at the time of his termination, this payment will be delayed for a period of six months if necessary to avoid the additional excise tax under Section 409A of the Code. If Mr. Porter timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan, which is currently 18 months (the “COBRA Continuation Period”). As of December 31, 2012, the cost for health and medical coverage for Mr. Porter as an employee was $1,589 per month. Mr. Porter currently is entitled to 20 working days of vacation per year. He would receive a lump-sum cash payment of his unused vacation time of up to 10 days that are not used during each year employed. As of December 31, 2012, Mr. Porter had available 17.38 days of accrued but unused vacation pay. In addition, effective on Mr. Porter’s termination for any reason other than Mr. Porter elects to terminate his own employment, the unvested portion of all stock options held by Mr. Porter will immediately vest and be exercisable for a period of 90 days. All other terms and conditions of his stock options will remain unchanged, including provision that all stock options will terminate 90 days after Mr. Porter’s termination. As of December 31, 2012, Mr. Porter had no stock options to acquire common shares which would be considered “in the money.” On December 31, 2012, he had 486,777 unvested restricted common shares, which would be canceled upon his termination.

Per Mr. Gerlich’s employment agreement, if he is involuntarily terminated for any reason other than for Reasonable Cause (as defined below), he will be entitled to a lump sum severance payment equal to the product of 2.5 and the sum of (1) his highest annual base salary in effect at any time during the one year period preceding his termination (at December 31, 2012, this amount was $300,000) and (2) his target bonus amount of 50% of his base salary ($150,000). As described above, Mr. Gerlich's employment agreement was subsequently amended to change the target bonus component of his severance amount to be 60% of his base salary. If Mr. Gerlich is considered a “specified employee” under Section 409A of the Code at the time of his termination, this payment will be delayed for a period of six months if necessary to avoid the additional excise tax under Section 409A of the Code. If Mr. Gerlich timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, during the COBRA Continuation Period. If Mr. Gerlich dies during the COBRA Continuation Period, his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan. At December 31, 2012, the maximum cost over the 18-month period was $1,589 per month. In addition, Mr. Gerlich will receive a lump-sum cash payment of his unused vacation time of up to 10 days per each year employed, up to a maximum of 15 days. As of December 31, 2012, Mr. Gerlich had 6.5 days of available accrued but unused vacation pay. Per Mr. Gerlich’s stock option agreements, he will have 90 days after termination to exercise all vested options. As of December 31, 2012, Mr. Gerlich did not have any options “in-the-money” that would be exercised upon his termination of employment. Additionally, on December 31, 2012, he had 265,385 unvested restricted common shares, which would be canceled upon his termination.

(2)
The Severance Plan provides that if an employee incurs an involuntary termination within a two-year period following a change of control, covered employees, including Named Executive Officers, will receive a lump-sum cash payment equal to the applicable severance period times the sum of the covered employee’s annual pay and target bonus, contingent on the employee executing a full release and settlement agreement. Mr. Porter’s severance period is 3 years, and his annual salary and 75% target bonus at December 31, 2012 were $500,000 and $375,000, respectively. Mr. Gerlich’s severance period is 2.5 years, and his annual salary and 50% target bonus at December 31, 2012 were $300,000 and $150,000, respectively. As described above, the Severance Plan was subsequently amended to change the target bonus component of Mr. Gerlich's severance amount to 60% of his base salary. The Employee Severance Plan provides that if there is a change of control, covered employees, including Named Executive Officers, will be eligible to receive reimbursement of COBRA costs. Other termination or severance compensation is determined by the individual Named Executive Officer’s employment agreement. The employment agreements we have with both Messrs. Porter and Gerlich provide that the amounts received as severance under their employment agreements will offset any benefits provided by the Severance Plan; because each of the executives would receive the same amount of severance under their employment agreements as under the Severance Plan as of December 31, 2012 the only additional cash benefit provided under the Severance Plan is the gross-up payment for taxes. Additionally, the award agreements for the Named Executive Officers restricted stock agreements and stock option agreements provide for the acceleration of vesting upon a change of control, thus the amounts in the table above reflect the acceleration of the outstanding restricted stock awards each Named Executive Officer held as of December 31, 2012. As of December 31, 2012, no stock option awards were “in the money” so no value has been included in the table above with respect to the accelerated vesting of stock options.

(3)
Per their respective employment agreements, we are not obligated to pay any amounts to Messrs. Mr. Porter or Gerlich other than accrued and unused vacation days and their pro-rata base salary through the date of his termination of employment, as a result of a termination for Reasonable Cause (as defined below). Only the stock options held by each executive that were already vested as of December 31, 2012, would remain eligible for exercise following his termination of employment.

(4)
Per their respective employment agreements, if Messrs. Porter’s or Gerlich’s employment terminates due to death, his eligible beneficiary will be entitled to receive his severance payment as described in Footnote 1 above. If Messrs. Porter’s or Gerlich’s employment terminates due to Disability (as defined below), he shall be entitled to receive a severance payment in the form and amount as determined in Footnote 1 above.

(5)
Our Severance Plan provides that if the Named Executive Officer receives a payment or benefit that is subject to the “golden parachute” excise tax, the Named Executive Officers will receive an additional payment under the severance plan to make him or her “whole” for that excise tax and any taxes on the additional parachute tax gross-up payment (the “gross-up payment”). If the total payments provided to an individual that were contingent on a change in control exceed three times an individual’s “base amount,” that individual is considered to be receiving a “parachute payment.” If the individual is considered to have received a “parachute payment,” then a tax will be imposed on any “excess parachute payment” amount, which is the amount in excess of one times the individual’s “base amount.” To determine Messrs. Porter’s and Gerlich’s amount of the gross-up payment, Messrs. Porter’s and Gerlich’s “base amount” was calculated using the five-year average of his compensation for the years 2007-2011. In making the calculation, the following assumptions were used: (a) the change of control occurred on December 31, 2012, (b) the closing price of our stock was $1.21 on such date, (c) the excise tax rate under Section 4999 of the Code is 20%, the federal income tax rate is 35%, the Medicare rate is 1.45%, the adjustment to reflect the phase-out of itemized deductions is 1.05%, and there is no state or local income taxes, (d) no amounts will be discounted as attributable to reasonable compensation, (e) all cash severance payments are contingent upon a change of control, (f) the presumption required under applicable regulations that the equity awards granted were contingent upon a change of control could be rebutted.

(6)
The Severance Plan provides that if there is a transaction that results in a change of control and the surviving entity does not assume or convert the awards, then such awards will immediately vest. For the purpose of this disclosure, we have assumed the surviving entity does not assume or convert the awards. The amount shown is the product of the number of restricted shares held by the Named Executive Officer times the closing price of our common shares on December 31, 2012 or $1.21 per common share.

The employment agreements of Messrs. Porter and Gerlich generally use the following terms:
“Reasonable Cause” means any of the following (a) an act or omission that amounts to dishonesty, disloyalty, fraud, deceit, gross negligence, willful misconduct or recklessness, including the willful violation of any of our policies or procedures; (b) a felony conviction; (c) a breach of any material term of the employment agreement; (d) the refusal to perform any services that the Named Executive Officer is required to perform under the employment agreement; or (e) with respect to Mr. Porter’s agreement only, an act that is determined by the vote of two-thirds of the shareholders to constitute “Reasonable Cause” or to be detrimental to our best interests.
“Disability” means the inability to perform the functions essential to the Named Executive Officer’s position with or without accommodation during a continuous 12 month period, due to physical or mental illness of the Named Executive Officer. The date of disability is the last day of the 12-month period. Successive periods of illness or injury that are due to the same or related causes are considered one period of disability unless the Named Executive Officer returns to work full-time for three successive months.
Under Mr. Gerlich’s employment agreement, a “change of control” occurs as a result of a sale of all or substantially all of our assets, purchase of over 50% of our stock, or through merger, consolidation, corporate restructuring or otherwise.
The Severance Plan generally uses the following terms:
“Change of Control” means (1) the consummation of a merger, consolidation, reorganization or other transaction whereby our shareholders retain less than 50% control, directly or indirectly, of us or the surviving company, (2) our incumbent directors cease to constitute a majority of the Board or (3) a sale or other disposition of all or substantially all of our assets, or (4) the Board’s adoption of a plan of dissolution or liquidation for us.
“Involuntary Termination” means any termination of employment that occurs within two years following a Change of Control and which (1) is by us other than for cause (but excluding a termination due to the employee’s failure to accept comparable employment), or (2) is by the employee for Good Reason. An “Involuntary Termination” does not include: (a) a termination of the employee by us for cause, (b) a termination of the employee due to his death or disability, (c) a voluntary resignation by the employee other than for Good Reason, or (d) any termination of the employee by the employer as a result of the employee declining to accept an offer of comparable employment with a successor employer.
“Good Reason” means the occurrence of any of the following events after a Change of Control: (1) relocating the covered employee’s place of employment without his consent to a place that would constitute a material change in his place of employment 2) reducing the covered employee’s annual base salary or (3) a substantial reduction in the covered employee’s position or responsibilities. In certain circumstances, the occurrence of one of these events within six months prior to the Change of Control may be Good Reason.
The Severance Plan provides that if any payment made, or benefit provided, to or on behalf of a covered employee pursuant to the plan or otherwise (“Payments”) results in a covered employee being subject to the excise tax imposed by Section 4999 of the Code (or any successor or similar provision) (“Excise Tax”), we shall, as soon as administratively practicable, pay such covered employee an additional amount in cash (the “Additional Payment”) such that after payment by the covered employee of all taxes, including, without limitation, any taxes imposed on the Additional Payment, such Covered Employee retains an amount of the Additional Payment equal to the Excise Tax imposed on the Payments. Such determinations shall be made by our independent certified public accounting firm.
Mr. Porter’s employment agreement contains a confidentiality provision applicable both during the term of his employment and following his termination of employment. Pursuant to the confidentiality provision, Mr. Porter agrees to hold in confidence and not disclose any confidential information about our business, except as required in the ordinary course of performing his employment duties with us. A breach of this confidentiality provision could result in a Reasonable Cause termination. Mr. Porter’s employment agreement further provides that, for a period of two years after his termination of employment with us for a reason other than Reasonable Cause (six months if terminated for Reasonable Cause). Mr. Porter shall not compete with us directly or indirectly.
Mr. Gerlich’s employment agreement provides that, unless specifically pre-approved by the CEO in writing, which approval may not be unreasonably withheld, Mr. Gerlich will not directly compete (as defined in the employment agreement) with us for a period of two years following his termination of employment.
Risk Assessment
The Compensation Committee uses the structural elements set forth in this Amendment No. 1 on Form 10-K/A to establish compensation that will provide sufficient incentives for Named Executive Officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. During 2012, the Compensation Committee reviewed the Company’s assessment of risk created by the Company’s compensation policies and practices, which was conducted with guidance from the independent compensation consultant. The Compensation Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Director Compensation
For the year ended December 31, 2012, non-employee directors received the following fees:

•	$2,917 per month, paid semi-annually;

•	An aggregate of $15,000 per year for the Chairman of the Board;

•	An aggregate of $10,000 per year for the Chairman of the Audit Committee;

•	An aggregate of $7,500 per year for both the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee; and

•	$1,000 for each meeting of the Board attended in person and $500 for each meeting attended telephonically. No additional fees are paid for attendance at committee meetings.
We also grant to our non-employee directors restricted common shares under our stock-based compensation plan in addition to their specified cash compensation to be paid as directors. These grants are, in part, to compensate our directors for the strict regulatory role in which they have to operate and to provide them with incentives to remain as a director by offering them a long-term stake in our potential future value.
The following table shows certain information about non-employee director compensation for the year ended December 31, 2012:
Director Compensation Table

	Fees Earned or Paid in Cash	Common Shares (1)	Total
John H. Cassels	$41,500	$75,000	$116,500
Randolph C. Coley (2)	$56,500	$75,000	$131,500
Robert D. Penner	$50,500	$75,000	$125,500
Floyd R. Price (3)	$56,500	$75,000	$131,500
John M. Selser Sr.	$49,000	$75,000	$124,000
_________________________

(1)
Amounts reflect the grant date fair value of restricted common stock grants awarded to each of our outside directors during the year ended December 31, 2012, calculated in accordance with ASC 718 prior to a deduction for estimated forfeitures related to service-based vesting conditions.

(2)	Mr. Coley's fees earned or paid in cash includes a special payment for the oversight of litigation.

(3)	Mr. Price resigned from the Board effective January 4, 2013.

The following table sets forth information about outstanding equity awards held by our Directors as of December 31, 2012:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Not Vested (a)
John H. Cassels (b)	3/15/2011	-	-	-	-	13,489	$16,322
	1/30/2012	-	-	-	-	25,338	$30,659

Randolph C. Coley (c)	1/14/2010	20,000	20,000	$4.27	1/14/2020	-	-
	3/26/2010	-	-	-	-	7,500	$9,075
	3/15/2011	-	-	-	-	13,489	$16,322
	1/30/2012	-	-	-	-	25,338	$30,659

Robert D. Penner (d)	7/9/2007	40,000	-	$10.95	7/9/2017	-	-
	3/19/2009	11,250	3,750	$2.60	3/19/2019	-	-
	3/19/2009	-	-	-	-	1,875	$2,269
	9/4/2009	-	-	-	-	5,000	$6,050
	3/26/2010	-	-	-	-	7,500	$9,075
	3/15/2011	-	-	-	-	13,489	$16,322
	1/30/2012	-	-	-	-	25,338	$30,659

Floyd R. Price (e)	6/7/2010	20,000	20,000	$4.07	6/7/2020	-	-
	6/7/2010	-	-	-	-	7,500	$9,075
	3/15/2011	-	-	-	-	13,489	$16,322
	1/30/2012	-	-	-	-	25,338	$30,659

John M. Selser Sr. (f)	3/30/2007	40,000	-	$10.85	3/30/2017	-	-
	7/3/2007	20,000	-	$11.00	7/3/2017	-	-
	3/19/2009	11,250	3,750	$2.60	3/19/2019	-	-
	3/19/2009	-	-	-	-	1,875	$2,269
	9/4/2009	-	-	-	-	5,000	$6,050
	3/26/2010	-	-	-	-	7,500	$9,075
	3/15/2011	-	-	-	-	13,489	$16,322
	1/30/2012	-	-	-	-	25,338	$30,659
_________________________

(a)	The closing price of our common shares on December 31, 2012 was $1.21.

(b)
The 13,489 unvested restricted common shares granted to Mr. Cassels on March 15, 2011 vest 33.3% on March 15, 2013, 2014 and 2015, respectively. The 25,338 unvested restricted shares granted to Mr. Cassels on January 30, 2012 vest 33.3% on January 30, 2013, 2014 and 2015, respectively.

(c)
The 20,000 unvested stock options granted to Mr. Coley on January 14, 2010 vest 50.0% on January 14, 2013 and 2014, respectively. The 7,500 unvested restricted common shares granted to Mr. Coley on March 26, 2010 vest 50.0% on March 26, 2013 and 2014, respectively. The 13,489 unvested restricted common shares granted to Mr. Coley on March 15, 2011 vest 33.3% on March 15, 2013, 2014 and 2015, respectively. The 25,338 unvested restricted common shares granted to Mr. Coley on January 30, 2012 vest 33.3% on January 30, 2013, 2014 and 2015, respectively.

(d)
The 3,750 unvested stock options granted to Mr. Penner on March 19, 2009 vest 100.0% on March 19, 2013. The 1,875 unvested restricted common shares granted to Mr. Penner on March 19, 2009 vest 100.0% on March 19, 2013. The 5,000 unvested restricted common shares granted to Mr. Penner on September 4, 2009 vest 100.0% on September 4, 2013. The 7,500 unvested restricted common shares granted to Mr. Penner on March 26, 2010 vest 50.0% on March 26, 2013 and 2014, respectively. The 13,489 unvested restricted common shares granted to Mr. Penner on March 15, 2011 vest 33.3% on March 15, 2013, 2014 and 2015, respectively. The 25,338 unvested restricted common shares granted to Mr. Penner on January 30, 2012 vest 33.3% on January 30, 2013, 2014 and 2015, respectively.

(e)
The 20,000 unvested stock options granted to Mr. Price on June 7, 2010 were scheduled to vest 50.0% on June 7, 2013 and 2014, respectively. The 7,500 unvested restricted common shares granted to Mr. Price on June 7, 2010 were scheduled to vest 50.0% on June 7, 2013 and 2014, respectively. The 13,489 unvested restricted common shares granted to Mr. Price on March 15, 2011 were scheduled to vest 33.3% on March 15, 2013, 2014 and 2015, respectively. The 25,338 unvested restricted common shares granted to Mr. Price on January 30, 2012 were scheduled to vest 33.3% on January 30, 2013, 2014 and 2015, respectively. All of Mr. Prices unvested and vested but not exercised stock options and unvested restricted shares were forfeited and cancelled upon his resignation from the Board on January 4, 2013.

(f)
The 3,750 unvested stock options granted to Mr. Selser on March 19, 2009 vest 100.0% on March 19, 2013. The 1,875 unvested restricted common shares granted to Mr. Selser on March 19, 2009 vest 100.0% on March 19, 2013. The 5,000 unvested restricted common shares granted to Mr. Selser on September 4, 2009 vest 100.0% on September 4, 2013. The 7,500 unvested restricted common shares granted to Mr. Selser on March 26, 2010 vest 50.0% on March 26, 2013 and 2014, respectively. The 13,489 unvested restricted common shares granted to Mr. Selser on March 15, 2011 vest 33.3% on March 15, 2013, 2014 and 2015, respectively. The 25,338 unvested restricted common shares granted to Mr. Selser on January 30, 2012 vest 33.3% on January 30, 2013, 2014 and 2015, respectively.

For the year ending December 31, 2013, non-employee directors are expected to receive the fees listed below. The annual retainer fees are to be paid semi-annually in arrears including meeting fees for the prior quarters.

$35,000	Annual director retainer
$15,000	Chairman of Board annual retainer
$10,000	Chairman of Audit Committee annual retainer
$7,500	Chairman of Compensation Committee annual retainer
$7,500	Chairman of Nominating and Corporate Governance Committee annual retainer
$1,000	In-person meeting attendance fees
$500	Telephonic meeting fees
—	Fees for Committee Meetings

Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2012, Messrs. Coley, Price and Selser each served as members of the Compensation Committee during all or a portion of the year. None of these directors is or has ever served as one of our officers or employees. None of our executive officers serves or has served as a director or member of a board of directors or compensation committee (or committee performing similar functions) of any other entity, one or more of whose executive officers serve on the Board or Compensation Committee.
Compensation Committee Report
Board of Directors of Gastar Exploration Ltd.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions referred to above, the Compensation Committee recommends to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Gastar Exploration Ltd.
Compensation Committee
/s/ John H. Cassels, Chairman
/s/ Randolph C. Coley
/s/ John M. Selser Sr.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information about the beneficial ownership of common shares by:

•	Each of our directors;

•	Each of our executive officers, as listed in the Summary Compensation Table, set forth under “Executive Compensation;”

•	All of our executive officers and directors as a group; and

•	Each person known to us to be the beneficial owner of more than 5% of our outstanding common shares.
The table below is based upon information supplied by executive officers, directors, principal shareholders and from documents filed with the SEC. Applicable percentages are based on 68,375,282 common shares outstanding on April 1, 2013. To the knowledge of our directors and executive officers, as of April 1, 2013, no person, firm or corporation owns, directly or indirectly, or exercise control or direction over voting securities carrying more than 5% of the voting rights attached to any class of our voting securities, except as indicated below. Unless otherwise stated and subject to community property laws where applicable, management believes that all persons named in the following table have sole voting and investment power over all common shares reported as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Common Shares Outstanding
Our greater than 5% shareholders:
Chesapeake Energy Corporation	6,781,768	9.9%
6100 North Western Avenue,
Oklahoma City, OK 73118
BlackRock Inc.	6,225,202	9.1%
55 East 52nd Street.,
New York, NY 10055
Our non-employee directors: (1)
John H. Cassels (2)	104,283	*
Randolph C. Coley (3)	145,805	*
Robert D. Penner (4)	208,532
John M. Selser Sr.(5)	230,209	*
Our executive officers: (1)
J. Russell Porter, President and Chief Executive Office (6)	1,812,380	2.7%
Michael A. Gerlich, Vice President and Chief Financial Officer (7)	833,416	1.2%
Our directors and executive officers, as a group (7 persons)	3,334,625	4.9%
_________________________

*	Less than 1%.

(1)
The contact address for our directors and executive officers is 1331 Lamar Street, Suite 650, Houston, Texas 77010. Individuals holding unvested restricted common shares have the right to vote those common shares.

(2)
As of April 1, 2013, Mr. Cassels owned 13,743 common shares directly and beneficially held 90,540 unvested restricted common shares. Individuals holding unvested restricted common shares have the right to vote those common shares.

(3)
As of April 1, 2013, Mr. Coley owned 21,515 common shares directly, beneficially held 94,290 unvested restricted common shares, and held stock options to purchase 40,000 common shares, 30,000 of which currently are vested or will vest or be exercisable within 60 days of April 1, 2013 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares.

(4)
As of April 1, 2013, Mr. Penner owned 54,243 common shares directly, beneficially held 99,289 unvested restricted common shares, and held stock options to purchase 55,000 common shares, all of which currently are vested and exercisable as of April 1, 2013 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares.

(5)
As of April 1, 2013, Mr. Selser owned 55,920 common shares directly, beneficially held 99,289 unvested restricted common shares, and held stock options to purchase 75,000 common shares, all of which currently are vested and exercisable as of April 1, 2013 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares.

(6)
As of April 1, 2013, Mr. Porter owned 742,114 common shares directly, beneficially held 810,266 unvested restricted common shares, and held stock options to purchase 260,000 common shares, all of which currently are vested and exercisable as of April 1, 2013 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares. Additionally, as of April 1, 2013, Mr. Porter directly owned 20,152 shares of Gastar USA 8.625% Series A Cumulative Preferred Stock.

(7)
As of April 1, 2013, Mr. Gerlich owned 264,661 common shares directly, beneficially held 418,755 unvested restricted common shares, and held stock options to purchase 150,000 common shares, all of which currently are vested and exercisable as of April 1, 2013 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares. Additionally, as of April 1, 2013, Mr. Gerlich directly owned 1,725 shares of Gastar USA 8.625% Series A Cumulative Preferred Stock.

Equity Compensation Plan Information
The following table provides information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	959,100	$11.31	4,442,430
Equity compensation plans not approved by security holders	—	—	—
Total	959,100	$11.31	4,442,430

Item 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
Effective April 11, 2011, our Board adopted a formal written related party policy. These written policies and procedures for review, approval or ratification of related party transactions fall within the responsibilities of the Audit Committee. The Audit Committee reviews and approves all related party transactions. In the course of its review, the Audit Committee considers the nature of the transactions and the costs to be incurred by us or payments to us; an analysis of the costs and benefits associated with the transaction and a comparison of comparable or alternative goods or services that are available to us from unrelated parties; the business advantage we would gain by engaging in the transaction; and an analysis of the significance of the transaction to us and to the related party. As a matter of course, any Audit Committee member that cannot be viewed as independent with respect to the transaction at issue will withhold his vote and declare his interest in the transaction. A vote of a majority of the remaining members is required to approve a related party transaction.
Director Independence
The Board has determined that each member of the Board, with the exception of Mr. Porter, has no material relationship with us (either directly or as partners, shareholders or officers of an organization that has a relationship with us) and is independent within the meaning of the NYSE MKT LLC listing requirements and the rules and regulations of NI 58-101 director independence standards. Mr. Porter, as our President and Chief Executive Officer, is not considered to be independent. Further, the Board has determined that each of the members of the Audit Committee, the Compensation Committee, the Nominating & Governance Committee and the Reserves Review Committee has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) and is independent within the meaning of the NYSE MKT LLC listing requirements and the rules and regulations of NI 58-101 director independence standards.
Item 14. Principal Accountant Fees and Services
Audit Fees
Aggregate fees billed for professional services rendered to us by BDO USA, LLP, our principal independent registered public accounting firm, for the years ended December 31, 2012 and 2011 were:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Audit Fees	$334	$385
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$334	$385

The audit fees for the years ended December 31, 2012 and 2011 were primarily for professional services rendered in connection with the audit of our consolidated financial statements; fees related to our compliance with the Sarbanes-Oxley Act of 2002; and services rendered in connection with quarterly reviews of financial statements and various documents filed with various governmental agencies.

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
PART IV
Item 15. Exhibits, Financial Statements and Schedules

(a)	Financial Statements and Schedules:
No financial statements or schedules are filed with this Annual Report on Form 10-K/A.

(b)	Exhibits:
The exhibits to this Annual Report on Form 10-K/A required to be filed pursuant to Item 15(b) are set forth in the Exhibit Index accompanying this Annual Report on Form 10-K/A and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

/s/ J. RUSSELL PORTER
J. Russell Porter, President and Chief Executive Officer

(Duly authorized officer and principal executive officer)

April 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER	President, Chief Executive Officer, Chief Operating Officer (principal executive officer) and Director	April 29, 2013
J. Russell Porter

/s/ MICHAEL A. GERLICH	Vice President and Chief Financial Officer (principal financial and accounting officer)	April 29, 2013
Michael A. Gerlich

/s/ JOHN M. SELSER SR.	Chairman of the Board	April 29, 2013
John M. Selser Sr.

/s/ JOHN H. CASSELS	Director	April 29, 2013
John H. Cassels

/s/ RANDOLPH C. COLEY	Director	April 29, 2013
Randolph C. Coley

/s/ ROBERT D. PENNER	Director	April 29, 2013
Robert D. Penner

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION USA, INC.

/s/ J. RUSSELL PORTER
J. Russell Porter, President

(Duly authorized officer and principal executive officer)

April 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER	President and Sole Director	April 29, 2013
J. Russell Porter

/s/ MICHAEL A. GERLICH	Secretary and Treasurer (principal financial and accounting officer)	April 29, 2013
Michael A. Gerlich

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
10.5
Fourth Amendment to Amended and Restated Credit Agreement, effective November 10, 2011, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto and Amegy Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 2, 2011. File No. 001-32714).

10.6
Waiver and Fifth Amendment to Amended and Restated Credit Agreement, effective March 6, 2013, by and among Gastar Exploration USA, Inc., the Guarantors party thereto, the Lenders party thereto and Amegy Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

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

Exhibit Number	Description
10.17	Form of Participation Agreement (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated September 24, 2010. File No. 001-32714).
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

Exhibit Number	Description
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

10.34*	Gastar Exploration Ltd. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 8, 2011. File No. 001-32714).
10.35*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-8 dated December 4, 2006. File No. 333-139112).
12.1†	Computation of Ratios of Earnings to Fixed Charges.
14.1	Gastar Exploration Ltd. Amended and Restated Code of Ethics (incorporated herein by reference to Exhibit 14.1 of the Company's Form 8-K dated March 22, 2011, File No. 001-32714).
21.1
Subsidiaries of Gastar Exploration Ltd. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

23.1	Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).
23.2	Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).
23.3
Consent of Wright & Company, Inc. (incorporated by reference to Exhibit 23.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

23.4
Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

31.1†	Certification of Chief Executive Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of President of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Treasurer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Chief Financial Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

Exhibit Number	Description
32.3
Certification of President of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

32.4
Certification of Treasurer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

99.1
Report of Netherland, Sewell & Associates, Inc. dated January 15, 2013 (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

99.2
Report of Wright & Company, Inc. dated January 15, 2013 (incorporated by reference to Exhibit 99.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

101.INS
XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.