Form 10-Q
period 2013-06-30
GASTAR EXPLORATION LTD; Gastar Exploration USA, Inc.
filed 2013-08-05
CIK 1170154, 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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

Gastar Exploration Ltd.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Gastar Exploration USA, Inc.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Gastar Exploration Ltd.	Yes	☐	No	☒
Gastar Exploration USA, Inc.	Yes	☐	No	☒

The total number of outstanding common shares, no par value per share, as of August 2, 2013 was

Gastar Exploration Ltd.	61,592,860	shares of common stock
Gastar Exploration USA, Inc.	750	shares of common stock

GASTAR EXPLORATION LTD. AND
GASTAR EXPLORATION USA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,799	$8,901
Accounts receivable, net of allowance for doubtful accounts of $540 and $546, respectively	10,344	9,540
Commodity derivative contracts	2,835	7,799
Prepaid expenses	838	1,097
Total current assets	24,816	27,337
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	152,665	67,892
Proved properties	762,747	671,193
Total natural gas and oil properties	915,412	739,085
Furniture and equipment	2,076	1,925
Total property, plant and equipment	917,488	741,010
Accumulated depreciation, depletion and amortization	(497,720)	(484,759)
Total property, plant and equipment, net	419,768	256,251
OTHER ASSETS:
Commodity derivative contracts	1,753	1,369
Deferred charges, net	2,170	836
Advances to operators and other assets	1,701	4,275
Total other assets	5,624	6,480
TOTAL ASSETS	$450,208	$290,068
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,413	$23,863
Revenue payable	13,742	8,801
Accrued interest	2,173	151
Accrued drilling and operating costs	3,637	3,907
Advances from non-operators	30,414	17,540
Commodity derivative contracts	253	1,399
Asset retirement obligation	358	358
Other accrued liabilities	5,211	1,493
Total current liabilities	81,201	57,512
LONG-TERM LIABILITIES:
Long-term debt	194,609	98,000
Commodity derivative contracts	—	1,304
Asset retirement obligation	8,235	6,605
Other long-term liabilities	274	111
Total long-term liabilities	203,118	106,020
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock, no par value; unlimited shares authorized; 61,593,024 and 66,432,609 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	306,593	316,346
Additional paid-in capital	30,059	28,336
Accumulated deficit	(247,537)	(294,787)
Total shareholders' equity	89,115	49,895
Non-controlling interest:
Preferred stock of subsidiary, aggregate liquidation preference $98,954 and $98,781 at June 30, 2013 and December 31, 2012, respectively	76,774	76,641
Total equity	165,889	126,536
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$450,208	$290,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$12,044	$6,682	$23,277	$13,593
Condensate and oil	8,017	2,408	14,143	4,291
NGLs	3,380	2,027	6,922	3,911
Total natural gas, condensate, oil and NGLs revenues	23,441	11,117	44,342	21,795
Unrealized hedge gain (loss)	7,485	2,804	(2,152)	1,280
Total revenues	30,926	13,921	42,190	23,075
EXPENSES:
Production taxes	1,150	481	1,793	934
Lease operating expenses	2,169	1,558	4,006	3,974
Transportation, treating and gathering	1,124	1,231	2,288	2,410
Depreciation, depletion and amortization	7,596	6,956	12,961	12,609
Impairment of natural gas and oil properties	—	72,733	—	72,733
Accretion of asset retirement obligation	114	89	216	183
General and administrative expense	4,964	3,151	7,966	6,312
Litigation settlement expense	—	—	1,000	1,250
Total expenses	17,117	86,199	30,230	100,405
INCOME (LOSS) FROM OPERATIONS	13,809	(72,278)	11,960	(77,330)
OTHER INCOME (EXPENSE):
Gain on acquisition of assets at fair value	43,712	—	43,712	—
Interest expense	(3,545)	(29)	(4,154)	(56)
Investment income and other	5	2	8	4
Foreign transaction loss	(11)	(3)	(12)	—
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	53,970	(72,308)	51,514	(77,382)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	53,970	(72,308)	51,514	(77,382)
Dividend on preferred stock attributable to non-controlling interest	(2,134)	(1,727)	(4,264)	(2,963)
NET INCOME (LOSS) ATTRIBUTABLE TO GASTAR EXPLORATION LTD.	$51,836	$(74,035)	$47,250	$(80,345)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO GASTAR EXPLORATION LTD. COMMON SHAREHOLDERS:
Basic	$0.83	$(1.17)	$0.75	$(1.27)
Diluted	$0.81	$(1.17)	$0.74	$(1.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	62,398,472	63,541,739	63,089,987	63,439,412
Diluted	63,813,423	63,541,739	63,699,525	63,439,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,514	$(77,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,961	12,609
Impairment of natural gas and oil properties	—	72,733
Stock-based compensation	1,966	1,846
Unrealized hedge (gain) loss	2,152	(1,280)
Realized loss (gain) on derivative contracts	7	(440)
Amortization of deferred financing costs	1,450	98
Accretion of asset retirement obligation	216	183
Gain on acquisition of assets at fair value	(43,712)	—
Changes in operating assets and liabilities:
Accounts receivable	394	(2,996)
Prepaid expenses	259	222
Accounts payable and accrued liabilities	9,825	(932)
Net cash provided by operating activities	37,032	4,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(55,955)	(62,856)
Acquisition of natural gas and oil properties	(69,775)	—
Advances to operators	(5,154)	(1,911)
Deposit for sale of natural gas and oil properties	2,300	—
Advances from non-operators	12,874	5,847
Purchase of furniture and equipment	(151)	(225)
Net cash used in investing activities	(115,861)	(59,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	19,000	43,000
Repayment of revolving credit facility	(117,000)	(26,000)
Proceeds from issuance of senior secured notes, net of discount	194,500	—
Repurchase of outstanding common shares	(9,753)	—
Proceeds from issuance of preferred stock, net of issuance costs	133	38,449
Dividend on preferred stock attributable to non-controlling interest	(3,554)	(2,963)
Deferred financing charges	(2,355)	(332)
Other	(244)	(278)
Net cash provided by financing activities	80,727	51,876
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,898	(2,608)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,901	10,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,799	$8,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,760	$8,892
Accounts receivable, net of allowance for doubtful accounts of $540 and $546, respectively	10,344	9,539
Commodity derivative contracts	2,835	7,799
Prepaid expenses	746	919
Total current assets	24,685	27,149
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	152,665	67,892
Proved properties	762,739	671,185
Total natural gas and oil properties	915,404	739,077
Furniture and equipment	2,076	1,925
Total property, plant and equipment	917,480	741,002
Accumulated depreciation, depletion and amortization	(497,713)	(484,752)
Total property, plant and equipment, net	419,767	256,250
OTHER ASSETS:
Commodity derivative contracts	1,753	1,369
Deferred charges, net	2,170	836
Advances to operators and other assets	1,701	4,275
Total other assets	5,624	6,480
TOTAL ASSETS	$450,076	$289,879
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,413	$23,863
Revenue payable	13,742	8,801
Accrued interest	2,173	151
Accrued drilling and operating costs	3,637	3,907
Advances from non-operators	30,414	17,540
Commodity derivative contracts	253	1,399
Asset retirement obligation	358	358
Other accrued liabilities	5,088	1,480
Total current liabilities	81,078	57,499
LONG-TERM LIABILITIES:
Long-term debt	194,609	98,000
Commodity derivative contracts	—	1,304
Asset retirement obligation	8,228	6,598
Due to parent	34,473	30,903
Other long-term liabilities	274	111
Total long-term liabilities	237,584	136,916
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 3,958,160 and 3,951,254 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, with liquidation preference of $25.00 per share	40	40
Common stock, no par value; 1,000 shares authorized; 750 shares issued and outstanding	225,431	237,431
Additional paid-in capital	76,734	76,601
Accumulated deficit	(170,791)	(218,608)
Total stockholders' equity	131,414	95,464
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$450,076	$289,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$12,044	$6,682	$23,277	$13,593
Condensate and oil	8,017	2,408	14,143	4,291
NGLs	3,380	2,027	6,922	3,911
Total natural gas, condensate, oil and NGLs revenues	23,441	11,117	44,342	21,795
Unrealized hedge gain (loss)	7,485	2,804	(2,152)	1,280
Total revenues	30,926	13,921	42,190	23,075
EXPENSES:
Production taxes	1,150	481	1,793	934
Lease operating expenses	2,169	1,558	4,006	3,974
Transportation, treating and gathering	1,124	1,231	2,288	2,410
Depreciation, depletion and amortization	7,596	6,956	12,961	12,609
Impairment of natural gas and oil properties	—	72,733	—	72,733
Accretion of asset retirement obligation	114	89	216	183
General and administrative expense	4,616	2,853	7,397	5,624
Litigation settlement expense	—	—	1,000	1,250
Total expenses	16,769	85,901	29,661	99,717
INCOME (LOSS) FROM OPERATIONS	14,157	(71,980)	12,529	(76,642)
OTHER INCOME (EXPENSE):
Gain on acquisition of assets at fair value	43,712	—	43,712	—
Interest expense	(3,545)	(29)	(4,154)	(57)
Investment income and other	(3)	(1)	2	1
Foreign transaction (loss) gain	(9)	(1)	(8)	1
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	54,312	(72,011)	52,081	(76,697)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	54,312	(72,011)	52,081	(76,697)
Dividend on preferred stock	(2,134)	(1,727)	(4,264)	(2,963)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDER	$52,178	$(73,738)	$47,817	$(79,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,081	$(76,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,961	12,609
Impairment of natural gas and oil properties	—	72,733
Stock-based compensation	1,966	1,846
Unrealized hedge loss (gain)	2,152	(1,280)
Realized loss (gain) on derivative contracts	7	(440)
Amortization of deferred financing costs	1,450	98
Accretion of asset retirement obligation	216	183
Gain on acquisition of assets at fair value	(43,712)	—
Changes in operating assets and liabilities:
Accounts receivable	393	(2,998)
Prepaid expenses	173	147
Accounts payable and accrued liabilities	9,721	(1,078)
Net cash provided by operating activities	37,408	5,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(55,955)	(62,856)
Acquisition of natural gas and oil properties	(69,775)	—
Advances to operators	(5,154)	(1,911)
Deposit for sale of natural gas and oil properties	2,300	—
Advances from non-operators	12,874	5,847
Purchase of furniture and equipment	(151)	(225)
Net cash used in investing activities	(115,861)	(59,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	19,000	43,000
Repayment of revolving credit facility	(117,000)	(26,000)
Proceeds from issuance of senior secured notes, net of discounts	194,500	—
Proceeds from issuance of preferred stock, net of issuance costs	133	38,449
Dividend on preferred stock	(3,554)	(2,963)
Deferred financing charges	(2,355)	(332)
Distribution to Parent, net	(10,401)	(766)
Other	(2)	—
Net cash provided by financing activities	80,321	51,388
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,868	(2,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,892	10,595
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,760	$7,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Gastar Exploration Ltd. is an independent energy company engaged in the exploration, development and production of natural gas, condensate, oil and NGLs in the United States (“U.S.”). Gastar Exploration Ltd.’s principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar Exploration Ltd. is currently pursuing the development of liquids-rich natural gas in the Marcellus Shale in West Virginia and is in the early stages of exploring and developing the Hunton Limestone horizontal oil play in Oklahoma. Gastar Exploration Ltd. also holds prospective Marcellus Shale acreage in Pennsylvania and producing natural gas acreage in the deep Bossier play in East Texas. The Company entered into a definitive agreement to sell substantially all of its East Texas assets on April 19, 2013, with closing to be completed on August 16, 2013.
Gastar Exploration Ltd. is a holding company and substantially all of its operations are conducted through, and substantially all of its assets are held by, its primary operating subsidiary, Gastar Exploration USA, Inc. and its wholly-owned subsidiaries. Unless otherwise stated or the context requires otherwise, all references in these notes to “Gastar USA” refer collectively to Gastar Exploration USA, Inc. and its wholly-owned subsidiaries, all references to “Parent” refer solely to Gastar Exploration Ltd., and all references to “Gastar,” the “Company” and similar terms refer collectively to Gastar Exploration Ltd. and its subsidiaries, including Gastar Exploration USA, Inc.

2.	Summary of Significant Accounting Policies
The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 (as amended, the “2012 Form 10-K”) filed with the SEC. Please refer to the notes to the financial statements included in the 2012 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.
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
The unaudited interim condensed consolidated financial statements of the Company and Gastar USA included herein are stated in U.S. dollars and were prepared from the records of the Company and Gastar USA by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2012 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies,” included in the 2012 Form 10-K.
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
The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.
Recent Accounting Developments
Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of June 30, 2013 that would have, or are expected to have, any significant effect on the Company's consolidated financial position, cash flows or results of operations.

3.	Property, Plant and Equipment
The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the U.S., specifically the states of Texas, Pennsylvania, West Virginia and Oklahoma and the acquisition of properties in Oklahoma.
The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$2,311	$1,902
Acreage acquisition costs (1)	146,141	62,395
Capitalized interest	4,213	3,595
Total unproved properties excluded from amortization	$152,665	$67,892
 _________________________________

(1)	Includes gain on acquisition of assets at fair value.

For the three and six months ended June 30, 2013, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas, the Company reclassified $7.9 million of unproved properties to proved properties at June 30, 2013 related to acreage in Marcellus East. For the three and six months ended June 30, 2012, management's evaluation of unproved properties did not result in an impairment.

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

	2013
	Total Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)		$3.44	$2.95
West Texas Intermediate oil price (per Bbl)		$88.13	$89.17
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—

	2012
	Total Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)		$3.15	$3.73
West Texas Intermediate oil price (per Bbl)		$92.17	$94.65
Impairment recorded (pre-tax) (in thousands)	$72,733	$72,733	$—

Future declines in the 12-month average of natural gas, condensate, oil and NGLs prices could result in the recognition of future ceiling impairments.
Chesapeake Acquisition
On March 28, 2013, Gastar USA entered into a Purchase and Sale Agreement by and among Chesapeake Exploration, L.L.C., Arcadia Resources, L.P., Jamestown Resources, L.L.C., Larchmont Resources, L.L.C. (together, the “Chesapeake Parties”) and Gastar USA (the “Chesapeake Purchase Agreement”). Pursuant to the Chesapeake Purchase Agreement, Gastar USA was to acquire approximately 157,000 net acres of Oklahoma oil and gas leasehold interests from the Chesapeake Parties, including production from interests in 206 producing wells located in Oklahoma (the “Chesapeake Assets”). The Chesapeake Purchase Agreement contains customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the Chesapeake Purchase Agreement. On June 7, 2013, the parties to the Chesapeake Purchase Agreement entered into an Amendment to Purchase and Sale Agreement, dated June 7, 2013, in order to revise the description of the properties to be acquired and to evidence the withdrawal of Arcadia Resources, L.P. and Jamestown Resources, L.L.C. from the Chesapeake Purchase Agreement. Pursuant to the Chesapeake Purchase Agreement, as amended, on June 7, 2013, Gastar USA completed the acquisition of the Chesapeake Assets for an adjusted purchase price of $69.8 million, subject to adjustment for an acquisition effective date of October 1, 2012.
Upon completion of the initial purchase price allocation, as of June 7, 2013, the Company reviewed and verified its assessment, including the identification and valuation of assets acquired. The Company accounted for the acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values. The Company included $1.4 million of transaction and integration costs associated with the acquisition and expensed these costs as incurred as general and administrative expenses. The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used are unobservable and as such, represent Level 3 inputs under the fair value hierarchy as described in Note 5, “Fair Value Measurements.” The Company's preliminary assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.5 million. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $43.7 million was recognized in the accompanying condensed consolidated statements of operations. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the Chesapeake Assets are located. The Company believes the estimates used in the fair market valuation and purchase price allocation are reasonable and that the significant effects of the acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company. Changes to the purchase price allocation and any corresponding change to the bargain purchase gain will be adjusted retrospectively to the period of the acquisition.
The following table summarizes the estimated fair value of the assets acquired in connection with the Chesapeake Acquisition (in thousands):

Consideration:
Cash consideration	$69,775

Estimated Fair Value of Assets Acquired:
Unproved properties	$86,172
Proved properties	27,315
Total assets acquired	$113,487

Bargain purchase gain	$43,712
Hunton Joint Venture
Effective July 1, 2013, Gastar USA's working interest partner in its original AMI in Oklahoma exercised its rights to acquire approximately 12,800 net acres and certain proved properties that Gastar USA acquired pursuant to the Chesapeake Purchase Agreement for a total payment of $12.1 million.
Hunton Divestiture
On July 2, 2013, Gastar USA entered into a purchase and sale agreement with an unrelated third party, dated July 2, 2013, pursuant to which the unrelated third party will acquire approximately 76,000 net acres of oil and gas leasehold interests in Kingfisher and Canadian Counties, Oklahoma from Gastar USA for a cash purchase price of approximately $62.0 million, subject to customary adjustments and Gastar USA will acquire approximately 1,850 net acres of Oklahoma oil and gas leasehold interests from the unrelated third party through a downward adjustment to the cash purchase price. The unrelated third party paid a deposit of approximately $6.3 million which was placed into escrow and will be applied to the purchase price upon closing on or before August 6, 2013. The closing of the proposed transaction is subject to satisfaction of customary closing conditions and delivery of the total purchase price (subject to adjustment for an acquisition effective date of May 1, 2013 and downward adjustment for the acreage to be acquired by Gastar USA).
Hilltop Area, East Texas Sale
On April 19, 2013, Gastar Exploration Texas, LP (“Gastar Texas”) and Gastar USA entered into a Purchase and Sale Agreement by and among Gastar Texas, Gastar USA and Cubic Energy, Inc. (“Cubic Energy”) (the “East Texas Sale Agreement”). Pursuant to the East Texas Sale Agreement, Cubic Energy will acquire from Gastar Texas approximately 32,400 gross (16,600 net) acres of leasehold interests in the Hilltop area of East Texas in Leon and Robertson Counties, Texas, including production from interests in producing wells, for a cash purchase price of approximately $46.0 million, subject to adjustment for accounting effective date of January 1, 2013 and other customary adjustments. The East Texas Sale Agreement contains customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the East Texas Sale Agreement. On June 11, 2013, the parties to the East Texas Sale Agreement entered into the First Amendment of Purchase and Sale Agreement (the “First East Texas Sale Amendment”) in order to extend the closing date and termination date and to adjust the purchase price to reflect the exclusion of certain assets. On June 27, 2013, the parties further amended the East Texas Sale Agreement by entering into the Second Amendment of Purchase and Sale Agreement, dated June 27, 2013, but effective June 5, 2013, to further extend the closing date. On July 11, 2013, the parties further amended the East Texas Sale Agreement by entering into the Third Amendment of Purchase and Sale Agreement (the “Third East Texas Sale Amendment”), dated July 11, 2013, in order to extend the closing and termination date to July 31, 2013. Pursuant to the Third East Texas Sale Amendment, in the event the closing of the transaction has not occurred on or before July 31, 2013, the East Texas Sale Agreement will terminate automatically and the $2.3 million deposit previously paid by Cubic Energy will automatically become the property of Gastar Texas. Additionally, although certain assets will be excluded from the sale, the Third East Texas Sale Amendment eliminated the purchase price adjustment provided for in the First East Texas Sale Amendment for excluded assets. On July 31, 2013, the parties further amended the East Texas Sale Agreement by entering into the Fourth Amendment of Purchase and Sale Agreement (the “Fourth East Texas Sale Amendment”) to further extend the closing and termination date to August 16, 2013, with Cubic Energy having an option to extend the closing date to August 30, 2013 (the “Option”). Pursuant to the Fourth East Texas Sale Amendment, Cubic Energy made an additional $1.15 million deposit on July 31, 2013 and will make another $1.15 million deposit on August 16, 2013 if they elect to exercise the Option. The deposits will automatically become the property of Gastar Texas if the East Texas Sale Agreement terminates. The closing of the sale is subject to satisfaction of customary closing conditions.

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
Second Amended and Restated Revolving Credit Facility
On June 7, 2013, Gastar USA entered into the Second Amended and Restated Credit Agreement, dated as of June 7, 2013, among Gastar USA, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides an initial borrowing base of $50.0 million, with borrowings bearing interest, at Gastar USA's election, at the reference rate or the Eurodollar rate plus an applicable margin. The reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent or (ii) the federal funds rate plus 50 basis points. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the Eurodollar rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.5% is payable quarterly on the unutilized balance of the borrowing base. The New Revolving Credit Facility has a scheduled maturity of November 14, 2017.
The New Revolving Credit Facility is guaranteed by all of Gastar USA's current domestic subsidiaries and all future domestic subsidiaries formed during the term of the New Revolving Credit Facility. Borrowings and related guarantees are secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired Gastar USA and its subsidiaries, excluding de minimus value properties as determined by the lender. The New Revolving Credit Facility is secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the issuer and 65% of the stock of each foreign subsidiary of Gastar USA.
The New Revolving Credit Facility contains various covenants, including among others:

•	Restrictions on liens, incurrence of other indebtedness without lenders' consent and common stock dividends and other restricted payments;

•	Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted;

•
Maintenance of a maximum ratio of indebtedness to EBITDA, as of the fiscal quarter ending June 30, 2013, of not greater than 4.5 to 1.0, as of the fiscal quarter ending September 30, 2013, of not greater than 4.25 to 1.0, and for each quarter thereafter, of not greater than 4.0 to 1.0; and

•	Maintenance of an interest coverage ratio on a rolling four quarters basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter, to be less than 2.5 to 1.0.
All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a change in control of Gastar USA, as defined in the New Revolving Credit Facility.
On July 31, 2013, Gastar USA, together with the parties thereto, entered into the Waiver, Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment amended the New Revolving Credit Facility to clarify the current ratio covenant calculation.
Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. Gastar USA and its lenders may request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. At June 30, 2013, the New Revolving Credit Facility had a borrowing base of $50.0 million, with $0 borrowings outstanding and availability of $50.0 million. The next regularly scheduled redetermination is set for November 2013. Future increases in the borrowing base in excess of the $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the Notes agreement (as discussed below).
At June 30, 2013, Gastar USA was not in compliance with the current ratio covenant under the New Revolving Credit Facility. Gastar USA has been granted a waiver in regards to the current ratio covenant at June 30, 2013. At June 30, 2013, Gastar USA was in compliance with all other covenants under the New Revolving Credit Facility.
Amended and Restated Revolving Credit Facility
For the period October 28, 2009 through June 6, 2013, Gastar USA, together with the other parties thereto, was subject to an amended and restated credit facility (the “Old Amended Revolving Credit Facility”). The Old Amended Revolving Credit Facility provided for various borrowing base amounts based on an initial borrowing base of $47.5 million and a final borrowing base of $160.0 million effective March 31, 2013. Borrowings bore interest, at Gastar USA’s election, at the prime rate or LIBO rate plus an applicable margin. The applicable interest rate margin varied from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.5% was payable quarterly based on the unutilized balance of the borrowing base. The Old Amended Revolving Credit Facility had a final scheduled maturity date of September 30, 2015.
The Old Amended Revolving Credit Facility was guaranteed by Parent (as defined in the Old Amended Revolving Credit Facility) and all of Gastar USA’s current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Old Amended Revolving Credit Facility. Borrowings and related guarantees were secured by a first priority lien on all domestic natural gas and oil properties currently owned by or later acquired by Gastar USA and its subsidiaries, excluding de minimus value properties as determined by the lender. The facility was secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the issuer and 65% of the stock of each foreign subsidiary of Gastar USA.
The Old Amended Revolving Credit Facility contained various covenants, including among others:

•
Restrictions on liens, incurrence of other indebtedness without lenders' consent and other restricted payments including a restriction on the amount of cash dividends to be paid in aggregate on the Gastar USA Series A Preferred Stock each calendar year, subject to certain available commitment thresholds;

•	Limitation of hedging volumes with a final limitation of 100% of the proved developed reserves as reflected in Gastar USA's reserve report using hedging other than floors and protective spreads;

•
Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted, except for quarters ending on March 31, 2013 through December 31, 2013 whereby the ratio was reduced to 0.6 to 1.0 and making certain changes in the calculation of current liabilities for such periods to exclude advances from non-operators;

•	Maintenance of a maximum ratio of indebtedness to EBITDA on a rolling four quarter basis, as adjusted, of not greater than 4.0 to 1.0; and

•	Maintenance of an interest coverage ratio on a rolling four quarters basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter, to be less than 2.5 to 1.0.
All outstanding amounts owed became due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a “Change in Control” (as defined in the Old Amended Revolving Credit Facility) of the Parent.
The Old Amended Revolving Credit Facility was amended and restated on June 7, 2013.

Senior Secured Notes
On May 15, 2013, Gastar USA issued $200.0 million aggregate principal amount of its 8 5/8% Senior Secured Notes due 2018 (the “Notes”) under an indenture (the “Indenture”) by and among Gastar USA, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Trustee”) and Collateral Agent (in such capacity, the “Collateral Agent”). The Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The Notes will mature on May 15, 2018.
In the event of a change of control, as defined in the Indenture, each holder of the Notes will have the right to require Gastar USA to repurchase all or any part of their notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of Gastar USA's material subsidiaries and certain future domestic subsidiaries (the “Guarantees”). The Notes and Guarantees will rank senior in right of payment to all of Gastar USA's and the Guarantors' future subordinated indebtedness and equal in right of payment to all of Gastar USA's and the Guarantors' existing and future senior indebtedness. The Notes and Guarantees also will be effectively senior to Gastar USA's unsecured indebtedness and effectively subordinated to Gastar USA's and Guarantors' under the New Revolving Credit Facility, any other indebtedness secured by a first-priority lien on the same collateral and any other indebtedness secured by assets other than the collateral, in each case to the extent of the value of the assets securing such obligation.
The Indenture contains covenants that, among other things, limit Gastar USA's ability and the ability of its subsidiaries to:

•	Transfer or sell assets or use asset sale proceeds;

•	Pay dividends or make distributions, redeem subordinated debt or make other restricted payments;

•	Make certain investments; incur or guarantee additional debt or issue preferred equity securities;

•	Create or incur certain liens on Gastar USA's assets;

•	Incur dividend or other payment restrictions affecting future restricted subsidiaries;

•	Merge, consolidated or transfer all or substantially all of Gastar USA's assets;

•	Enter into certain transactions with affiliates; and

•	Enter into certain sale and leaseback transactions.
These and other covenants that are contained in the Indenture are subject to important limitations and qualifications that are described in the Indenture.
On May 15, 2013, in connection with the issuance and sale of the Notes, Gastar USA and each of the Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Imperial Capital, LLC, as representative of the initial purchasers. Under the Registration Rights Agreement, Gastar USA has agreed, subject to certain exceptions, to (i) file a registration statement with the SEC with respect to an exchange of the Notes for new notes having terms substantially identical in all material respects to the Notes (except that the exchange notes will not contain terms relating to transfer restrictions), (ii) use its reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended, within 360 days after the issue date of the Notes, (iii) as soon as practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes in exchange for the Notes, and (iv) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date of the registered exchange offer is mailed to the holders of the Notes. Gastar USA and the Guarantors also agreed to file a shelf registration statement for the resale of the Notes if an exchange offer cannot be effected within the time period specified above and in other circumstances.
At June 30, 2013, the Notes reflected a balance of $194.6 million, net of unamortized discounts of $5.4 million, on the condensed consolidated balance sheets.

5.	Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. For the three and six months ended June 30, 2013, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas, the Company reclassified $7.9 million of unproved properties to proved properties at June 30, 2013 related to acreage in Marcellus East. For the three and six months ended June 30, 2012, management's evaluation of unproved properties did not result in an impairment. As no other fair value measurements are required to be recognized on a non-recurring basis at June 30, 2013, no additional disclosures are provided at June 30, 2013.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$10,799	$—	$—	$10,799
Commodity derivative contracts	—	—	4,588	4,588
Liabilities:
Commodity derivative contracts	—	—	(253)	(253)
Total	$10,799	$—	$4,335	$15,134

	Fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$8,901	$—	$—	$8,901
Commodity derivative contracts	—	—	9,168	9,168
Liabilities:
Commodity derivative contracts	—	—	(2,703)	(2,703)
Total	$8,901	$—	$6,465	$15,366

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2013 and 2012. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$(3,145)	$13,456	$6,465	$15,873
Total gains (realized or unrealized):
included in earnings	7,036	5,768	3,034	6,641
included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements (1)	444	(3,764)	(5,164)	(7,054)
Transfers in and (out) of Level 3	—	—	—	—
Balance at end of period	$4,335	$15,460	$4,335	$15,460
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at June 30, 2013 and 2012	$7,485	$2,804	$(2,152)	$1,280
 _________________________________

(1)	Included in total revenues on the statement of operations.
At June 30, 2013, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at June 30, 2013 was $191.3 million based on quoted market prices of the senior secured notes (Level 1).
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
All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas, condensate, oil and NGLs revenues. For the three months ended June 30, 2013 and 2012, the Company reported unrealized gains of $7.5 million and $2.8 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative instruments. For the six months ended June 30, 2013 and 2012, the Company reported an unrealized loss of $2.2 million and an unrealized gain of $1.3 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative instruments.
As of June 30, 2013, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtu's)
2013	Fixed price swap	2,000	368,000	$3.85	$—	$—	$—	$—
2013	Fixed price swap	2,000	368,000	4.00	—	—	—	—
2013	Fixed price swap	3,000	552,000	4.06	—	—	—	—
2013	Fixed price swap	2,500	460,000	4.05	—	—	—	—
2013	Fixed price swap	13,082	2,407,000	3.87	—	—	—	—
2013 (1)	Fixed price swap	2,500	307,500	4.05	—	—	—	—
2013 (2)	Protective spread	2,500	152,500	4.05	—	3.79	—	—
2013 (3)	Protective spread	4,025	124,760	3.70	—	3.00	—	—
2013 (1)	Costless collar	2,500	307,500	—	5.00	—	—	6.45
2013 (2)	Costless three-way collar	2,500	152,500	—	5.00	4.00	—	6.45
2013	Call spread	2,500	460,000	—	—	—	4.75	5.25
2013	Basis - HSC (4)	4,000	736,000	(0.11)	—	—	—	—
2014	Short calls	2,500	912,500	—	—	—	—	4.59
2014	Costless three-way collar	10,500	3,832,500	—	3.88	3.00	—	4.53
2014	Fixed price swap	11,136	4,064,500	4.06	—	—	—	—
 _______________________________

(1)	For the period July to October 2013

(2)	For the period November to December 2013

(3)	For the month of July 2013

(4)	East Houston-Katy - Houston Ship Channel

As of June 30, 2013, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2013	Fixed price swap	92	16,900	$92.80	$—	$—	$—
2013	Fixed price swap	150	27,600	92.80	—	—	—
2013	Fixed price swap	400	73,600	94.86	—	—	—
2013	Protective spread	400	73,600	92.80	—	70.00	—
2014	Producer three-way collar	200	73,000	—	90.00	70.00	106.20
2014	Fixed price swap	270	98,500	90.77	—	—	—
2014	Fixed price swap	500	182,500	91.10	—	—	—
2015	Producer three-way collar	345	126,100	—	85.00	65.00	97.80
2015	Producer three-way collar	400	146,000	—	85.00	70.00	96.50
2016	Producer three-way collar	275	100,600	—	85.00	65.00	95.10
2016	Producer three-way collar	330	120,780	—	80.00	65.00	97.35
2017	Producer three-way collar	242	88,150	—	80.00	60.00	98.70
2017	Producer three-way collar	280	102,200	—	80.00	65.00	97.25
 _______________________________

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of June 30, 2013, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2013	Fixed price swap	150	27,600	$41.06
2013	Fixed price swap	350	64,400	41.32
As of June 30, 2013, all of the Company’s economic derivative hedge positions were with multinational energy companies or large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$2,835	$7,799
Commodity derivative contracts	Other assets	1,753	1,369
Commodity derivative contracts	Current liabilities	(253)	(1,399)
Commodity derivative contracts	Long-term liabilities	—	(1,304)
Total derivatives not designated as hedging instruments		$4,335	$6,465

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	June 30, 2013	June 30, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas, condensate, oil and NGLs revenues	$(449)	$3,003
Commodity derivative contracts	Unrealized hedge gain	7,485	2,804
Commodity derivative contracts	Interest expense	—	(39)
Total		$7,036	$5,768

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Six Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	June 30, 2013	June 30, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas, condensate, oil and NGLs revenues	$5,186	$5,443
Commodity derivative contracts	Unrealized hedge (loss) gain	(2,152)	1,280
Commodity derivative contracts	Interest expense	—	(82)
Total		$3,034	$6,641

7.	Capital Stock

Other Share Issuances
The following table provides information regarding the issuances and forfeitures of Parent’s common shares pursuant to Parent’s 2006 Long-Term Stock Incentive Plan (the “2006 Plan”) for the periods indicated:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Other share issuances:
Restricted common shares granted	—	2,177,903
Restricted common shares vested	1,500	630,529
Common shares surrendered upon vesting (1)	490	189,393
Common shares forfeited	20,000	86,327
 __________________

(1)	Represents common shares forfeited in connection with the payment of estimated withholding taxes on restricted common shares that vested during the period.

On June 7, 2012, Parent's shareholders voted to approve the Second Amendment to the 2006 Plan. This amendment, effective June 3, 2012, increased the total number of shares available for issuance under the plan from 6,000,000 shares to 11,000,000 shares. There were 2,540,247 shares available for issuance under the 2006 Plan at June 30, 2013.
Shares Reserved
At June 30, 2013, Parent had 919,100 common shares reserved for the exercise of stock options.
Shares Owned by Chesapeake Energy Corporation
On March 28, 2013, the Company entered into a Settlement Agreement, dated March 28, 2013, between Chesapeake Exploration, L.L.C. and Chesapeake Energy Corporation (collectively, “Chesapeake”) and the Company, Gastar Exploration Texas, LP and Gastar Exploration Texas, LLC (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company settled and resolved all claims of Chesapeake and its subsidiaries against the Company and its subsidiaries made in a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas. In order to effect a mutual full and unconditional release and settlement of all claims made in the lawsuit filed by Chesapeake, the Company paid Chesapeake approximately $10.8 million in cash, approximately $9.8 million of which was paid for the repurchase of 6,781,768 outstanding common shares of Parent held by Chesapeake Energy Corporation upon the closing of the stock repurchase and settlement on June 7, 2013. See Note 13, “Commitments and Contingencies.”
Gastar USA Common Stock
Prior to its conversion, as described below, Gastar USA’s articles of incorporation allowed Gastar USA to issue 1,000 shares of common stock, without par value. There were 750 shares issued and outstanding at June 30, 2013 and December 31, 2012, all of which were held by Parent.
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
For the three and six months ended June 30, 2013, Gastar USA sold 6,906 shares of Series A Preferred Stock under its at the market preferred share purchase agreement (the “ATM Agreement”) for net proceeds of $136,000. At June 30, 2013, there were 3,958,160 total shares of Series A Preferred Stock issued and outstanding. Subsequent to June 30, 2013, Gastar USA did not sell any additional shares of Series A Preferred Stock under the ATM Agreement.
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

Gastar USA pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three and six months ended June 30, 2013, Gastar USA recognized dividend expense of $2.1 million and $4.3 million, respectively.

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
The table below provides a summary of PBUs as of the date indicated:

	PBUs	Fair Value per Unit
Unvested PBUs at December 31, 2012	—	$—
Granted	1,192,889	1.56
Vested	—	—
Forfeited	—	—
Unvested PBUs at June 30, 2013	1,192,889	$1.56

For the three and six months ended June 30, 2013, the Company recognized $303,000 and $505,000, respectively, of compensation expense associated with the PBUs granted on January 30, 2013.

9.	Interest Expense
The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense:
Cash and accrued	$2,962	$434	$3,862	$723
Amortization of deferred financing costs (1)	1,372	56	1,450	98
Capitalized interest	(789)	(461)	(1,158)	(765)
Total interest expense	$3,545	$29	$4,154	$56
 __________________

(1)	The three and six months ended June 30, 2013 include $1.2 million of deferred financing costs written off as a result of the new Revolving Credit Facility.

10.	Related Party Transactions
Chesapeake Energy Corporation
Chesapeake Energy Corporation acquired 6,781,768 of Parent’s common shares during 2005 to 2007 in a series of private placement transactions. On March 28, 2013, the Company entered into a Settlement Agreement between Chesapeake Exploration, L.L.C. and Chesapeake Energy Corporation (collectively, “Chesapeake”) and the Company, Gastar Exploration Texas, LP and Gastar Exploration Texas, LLC (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company settled and resolved all claims of Chesapeake and its subsidiaries against the Company and its subsidiaries made in a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas. In order to effect a mutual full and unconditional release and settlement of all claims made in the lawsuit filed by Chesapeake, the Company paid Chesapeake approximately $10.8 million in cash, approximately $9.8 million of which was paid for the repurchase of 6,781,768 outstanding common shares of Parent held by Chesapeake upon the closing of the stock repurchase and settlement on June 7, 2013. See Note 7, “Capital Stock - Shares Owned by Chesapeake Energy Corporation.”
Also on March 28, 2013, the Company entered into the Chesapeake Purchase Agreement, pursuant to which Gastar USA acquired the Chesapeake Assets on June 7, 2013. See Note 3, “Property, Plant and Equipment - Chesapeake Acquisition.”
As of June 30, 2013, Chesapeake Energy Corporation did not own any of Parent’s outstanding common shares.

11.	Income Taxes
For the three and six months ended June 30, 2013 and 2012, respectively, the Company did not recognize a current income tax benefit or provision due to the Company being in a net operating loss position for both periods.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share and share data)
Net income (loss) attributable to Gastar Exploration Ltd.	$51,836	$(74,035)	$47,250	$(80,345)
Weighted average common shares outstanding - basic	62,398,472	63,541,739	63,089,987	63,439,412
Incremental shares from unvested restricted shares	1,151,451	—	607,974	—
Incremental shares from outstanding stock options	1,564	—	1,564	—
Incremental shares from outstanding PBUs	261,936	—	—	—
Weighted average common shares outstanding - diluted	63,813,423	63,541,739	63,699,525	63,439,412
Net income (loss) per common share attributable to Gastar Exploration Ltd. Common Shareholders:
Basic	$0.83	$(1.17)	$0.75	$(1.27)
Diluted	$0.81	$(1.17)	$0.74	$(1.27)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	—	1,865,967	1,308,507	1,541,251
Stock options	770,200	980,900	859,156	899,250
PBUs	—	—	48,382	—
Total	770,200	2,846,867	2,216,045	2,440,501

13.	Commitments and Contingencies
Litigation
Chesapeake Exploration L.L.C. (“Chesapeake Exploration”) and Chesapeake Energy Corp.  (“Chesapeake Energy”) v. Gastar Exploration Ltd., Gastar Exploration Texas, LP, and Gastar Exploration Texas, LLC (No. 4:12-cv-2922), United States District Court for the Southern District of Texas, Houston Division.  This lawsuit, filed on October 1, 2012, re-asserted the same claims for rescission of the November 2005 Agreements (as defined below) and for recovery of amounts paid under those agreements that Chesapeake Exploration and Chesapeake Energy (collectively, “Chesapeake”) previously asserted in the cross-action filed against the Company in the Navasota litigation described below, as previously disclosed in the Company's filings. In March 2011, Chesapeake dismissed its cross-claims against the Company in the Navasota litigation, without prejudice to their re-filing. In the new lawsuit, Chesapeake re-asserted those claims, seeking rescission of (a) a Purchase and Sale and Exploration and Development Agreement between the Company and Chesapeake Exploration Limited Partnership (the “Purchase and Sale Agreement”), relating to properties in the Hilltop Prospect in Texas, (b) an Exploration and Development Agreement between the Company and Chesapeake Exploration Limited Partnership, (c) a Common Share Purchase Agreement between the Company and Chesapeake Energy, and (d) a Registration Rights Agreement between the Company and Chesapeake Energy, all effective as of November 4, 2005 (collectively, “the November 2005 Agreements”), based on an alleged “mutual mistake” and alleged failure of consideration.  Chesapeake alleged that the parties to the November 2005 Agreements believed that the Gastar defendants had the right to convey to Chesapeake Exploration the properties that were the subject of the Purchase and Sale Agreement, notwithstanding the exercise by Navasota Resources LP (“Navasota”) of a preferential right to purchase the interest in the Hilltop Prospect properties. The dispute over the validity of Navasota's exercise of its preferential right to purchase was the subject of litigation filed by Navasota prior to the execution of the November 2005 Agreements.  Chesapeake claims that the Texas Court of Appeals' subsequent ruling in that litigation upholding the validity of Navasota's exercise of the preferential right to purchase established that there was a mutual mistake of fact and a failure of consideration with regard to the November 2005 Agreements. In the alternative, Chesapeake claimed that the Gastar defendants had been unjustly enriched at the expense of Chesapeake by the funds paid by Chesapeake to the Gastar defendants. In their complaint filed in the lawsuit, Chesapeake offered to return Parent's common shares purchased pursuant to the Common Stock Purchase Agreement, and sought restitution from the Gastar defendants of the net amount of approximately $101.4 million, which included the $76.0 million that Chesapeake Energy paid for Parent's common shares (now 5,430,329 shares after a 1:5 stock split) that Chesapeake Energy purchased in 2005 and now seeks to return.  In a motion to compel arbitration filed by Chesapeake on October 24, 2012, Chesapeake asked the court to order arbitration of the claims asserted in the complaint pursuant to an arbitration clause in the Common Share Purchase Agreement.
The Gastar defendants responded to the lawsuit by filing a motion to dismiss, contending that the claims failed as a matter of law.  Specifically, the Gastar defendants contended in the motion to dismiss that all facts relating to the Navasota claim were fully known to the parties at the time of execution of the November 2005 Agreements, and the parties expressly agreed in the Purchase and Sale Agreement that Chesapeake Exploration would take title to the properties subject to Navasota's claim and would convey the properties to Navasota in the event Navasota prevailed in the litigation, precluding Chesapeake's claims for rescission of the November 2005 Agreements.  For the same reasons, the Gastar defendants also contended in the motion to dismiss that Chesapeake received all of the consideration that the November 2005 Agreements called for and that there was no failure of consideration.  With regard to Chesapeake's alternative unjust enrichment claim, the Gastar defendants contended in the motion to dismiss that it is barred by the two-year statute of limitations and that in any event, it failed for a variety of reasons, including the fact that the parties' agreements address the subject matter of the dispute (precluding a claim for unjust enrichment) and the fact that the Gastar defendants were not unjustly enriched by Chesapeake Exploration's payment of the share of costs attributable to an interest in the properties that was not owned by the Gastar defendants.   The Gastar defendants also contended in their response to the motion to compel arbitration that Chesapeake's claims are not subject to arbitration and that the claims should be resolved on the merits by the federal court in which Chesapeake filed the lawsuit.
On March 28, 2013, the Company entered into a Settlement Agreement between Chesapeake and the Gastar defendants (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Gastar defendants settled and resolved all claims of Chesapeake and its subsidiaries against the Company and its subsidiaries made in the Chesapeake lawsuit. In order to affect a mutual full and unconditional release and settlement of all claims made in the lawsuit filed by Chesapeake, the Company paid Chesapeake approximately $10.8 million in cash, approximately $9.8 million of which was paid for the repurchase of 6,781,768 outstanding common shares of the Company currently held by Chesapeake Energy Corporation.
On the same day that the Company entered into the Settlement Agreement, Gastar USA entered into an agreement for the acquisition of certain properties from Chesapeake. The closing of the proposed property acquisition, stock repurchase and settlement for an adjusted aggregate cash payment of $80.6 million, comprised of approximately $69.8 million in property acquisition costs (subject to adjustment for an acquisition effective date of October 1, 2012), stock repurchase price of approximately $9.8 million and an additional $1.0 million for litigation settlement occurred on June 7, 2013. On March 31, 2013, following notification to the Court regarding the execution of the settlement agreement, the Court in the Chesapeake lawsuit entered an order of dismissal, without prejudice to the right of counsel of record to move for reinstatement of the case within 90 days in the event the settlement is not consummated.
The acquisition transaction closed on June 7, 2013, and the payments described above were made as provided in the Settlement Agreement and the agreement for acquisition of properties from Chesapeake. Thereafter, the parties to the Chesapeake lawsuit filed a stipulation of dismissal of prejudice, and on June 11, 2013, the court entered an order dismissing the case with prejudice.
Gastar Exploration USA, Inc., et al v. Williams Ohio Valley Midstream LLC (American Arbitration Association Matter No. 70-198-Y-00461-13). On July 16, 2013, Gastar USA and two similarly situated co-claimants initiated an arbitration proceeding against Williams Ohio Valley Midstream LLC (“Williams OVM”). The claimants allege that Williams OVM has breached various agreements relating to the gathering, processing and marketing of natural gas, NGLs and condensate produced from properties that are owned in part by Gastar USA in the Marcellus Shale in Marshall and Wetzel Counties, West Virginia, and request that an Arbitration Panel assess an unspecified amount of damages against Williams OVM for, among other claims, failure to timely construct certain gathering and processing facilities, maximize the net value of produced condensation, and fractionate and purchase NGLs as provided in the agreements. Williams OVM has not yet filed a responsive pleading in the arbitration matter. Gastar USA intends to vigorously pursue its rights in the arbitration matter against Williams OVM.
Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District. On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million. The combined coverage limits under the directors and officers liability coverage is $20.0 million. The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012. The Company appealed the District Court ruling and on July 15, 2013, the Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The District Court proceedings will include, but not be limited to, a determination of whether the Company's claims are securities claims covered by the insuring agreements. The insurers have obtained an extension of time to file a motion for reconsideration in the Court of Appeals. The insurers may seek discretionary review from the Texas Supreme Court if they do not succeed with their motion for rehearing or decide not to file a motion for rehearing.
The Company has been expensing legal costs on these proceedings as they are incurred.
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

14.	Statement of Cash Flows – Supplemental Information
The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash paid for interest	$1,840	$725
Non-cash transactions:
Capital expenditures excluded from accounts payable and accrued drilling costs	(1,031)	3,843
Capital expenditures excluded from prepaid expenses	—	70
Asset retirement obligation included in natural gas and oil properties	1,775	95
Asset retirement obligation assigned to operator	(362)	(2,099)
Application of advances to operators	7,728	3,153
Other	157	—

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
Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	our ability to successfully integrate the Mid-Continent assets we acquired from Chesapeake with ours and realize the anticipated benefits from the transaction;

•	our ability to successfully complete the divestiture of our East Texas assets and realize anticipated uses of proceeds and improved liquidity position from that transaction;

•	any unexpected costs or delays in connection with the East Texas divestiture;

•	the supply and demand for natural gas, condensate, oil and NGLs;

•	low and/or declining prices for natural gas, condensate, oil and NGLs;

•	price volatility of natural gas, condensate, oil and NGLs;

•	worldwide political and economic conditions and conditions in the energy market;

•	our ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;

•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or fulfill their obligation to us;

•	failure of our joint interest partners to fund any or all of their portion of any capital program;

•	the ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	uncertainties about the estimated quantities of natural gas and oil reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;

•	strength and financial resources of competitors;

•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	availability and cost of processing and transportation;

•	changes or advances in technology;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are an independent energy company engaged in the exploration, development and production of natural gas, condensate, oil and NGLs in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. We are currently pursuing the development of liquids-rich natural gas in the Marcellus Shale in West Virginia and are also in early stages of exploring and developing the Hunton Limestone horizontal oil play in Oklahoma. We hold prospective Marcellus Shale acreage in Pennsylvania and producing natural gas acreage in the deep Bossier gas play in the Hilltop area of East Texas. We have entered into a definitive agreement to sell substantially all of our East Texas assets.
Parent is a Canadian corporation, incorporated in Alberta in 1987 and subsisting under the Business Corporations Act (Alberta), with its common shares listed on the NYSE MKT under the symbol “GST.” On August 2, 2013, Parent obtained a Final Order from the Court of Queen's Bench of Alberta approving a plan of arrangement pursuant to which Parent shall continue (reincorporate) in Delaware as a Delaware corporation upon properly filing the articles of arrangement. Parent is a holding company. Substantially all of the Company’s operations are conducted through, and substantially all of its assets are held by, Parent’s primary operating subsidiary, Gastar USA, and its subsidiaries. Gastar USA’s Series A Preferred Stock is listed on the NYSE MKT under the symbol “GST.PRA.”
Our current operational activities are conducted primarily in the U.S. As of June 30, 2013, our major assets consist of approximately 94,400 gross (68,300 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, approximately 300,300 gross (183,400 net) acres in Oklahoma and approximately 32,400 gross (16,600 net) acres in the Bossier play in the Hilltop area of East Texas. On June 7, 2013, we acquired approximately 232,500 gross (157,000 net) acres in the Hunton Limestone play in Oklahoma, and effective July 1, 2013, our working interest partner in the original AMI in Oklahoma exercised its rights to acquire approximately 12,800 net acres and certain proved properties associated with this acquisition. In addition, on July 2, 2013, we entered into a definitive agreement to sell approximately 76,000 net acres in Kingfisher and Canadian Counties, Oklahoma and acquire approximately 1,850 net acres of Oklahoma oil and gas leasehold interests, with a closing scheduled for August 6, 2013. On April 19, 2013, we entered into a definitive agreement to sell substantially all of the approximately 32,400 gross (16,600 net) acres in the Bossier play in the Hilltop area of East Texas, with closing scheduled for August 16, 2013.
The following discussion addresses material changes in our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 and material changes in our financial condition since December 31, 2012. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2012 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as otherwise noted, there are no material differences between the consolidated information for the Company presented herein and the consolidated information of Gastar USA.
Natural Gas and Oil Activities
The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Marcellus Shale and Other Appalachia. The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of June 30, 2013, our acreage position in the play was approximately 94,400 gross (68,300 net) acres. We refer to the approximately 41,800 gross (19,300 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 52,600 gross (49,000 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play.
On September 21, 2010, we entered into the Atinum Joint Venture pursuant to which we assigned to Atinum, for $70.0 million in total consideration, an initial 21.43% interest in all of our existing Marcellus Shale assets in West Virginia and Pennsylvania at that date, consisting of certain undeveloped acreage and a 50% working interest in 16 producing shallow conventional wells and one non-producing vertical Marcellus Shale well (the “Atinum Joint Venture Assets”). In early 2012, we made additional assignments to Atinum as a result of which Atinum now owns a 50% interest in the Atinum Joint Venture Assets. Effective June 30, 2011, Atinum has the right to participate in any future leasehold acquisitions made by us within Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the existing Atinum Joint Venture. We will act as operator and are obligated to offer any future lease acquisitions to Atinum on a 50/50 basis. Atinum will pay us on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs, up to $20.0 million, and 5% of such costs on activities above $20.0 million.
The Atinum Joint Venture's initial three-year development program called for the partners to drill a minimum of 12 horizontal wells in 2011 and 24 horizontal wells in each of 2012 and 2013, respectively, resulting in a total of 60 gross operated wells to be drilled. Due to natural gas price declines, Atinum and Gastar USA agreed to reduce the 2012 and 2013 minimum wells to be drilled requirement resulting in a plan to drill and complete 57 gross (26.9 net) wells by December 31, 2013. As of June 30, 2013, we had drilled and completed 53 gross (24.9 net) operated wells. All of our 2012 Marcellus Shale well operations were, and all of our 2013 Marcellus Shale well operations will be, under the Atinum Joint Venture.

As of June 30, 2013, our operated wells capable of production in Marshall County, West Virginia were comprised of the following:

Pad	Gross Well Count	Net Well Count	Working Interest	Net Revenue Interest	Average Lateral Length (in feet)(1)	Date on Production

Corley	4.0	1.6	40.8%	35.4%	4,700	December 2011
Simms	3.0	1.5	50.0%	43.2%	4,900	December 2011
Hall	3.0	1.2	40.0%	34.7%	4,300	January 2012
Hendrickson	5.0	2.0	40.0%	34.7%	4,600	April 2012
Accettolo	3.0	1.5	50.0%	40.2%	4,600	June 2012
Burch Ridge	5.0	2.5	50.0%	41.5%	5,500	August 2012
Wayne	4.0	2.0	50.0%	40.6%	5,000	September 2012
Wengerd	7.0	3.1	44.5%	37.7%	4,900	November 2012
Lily	4.0	2.0	50.0%	40.6%	5,300	December 2012
Shields	10.0	5.0	50.0%	41.5%	3,400	February and May 2013
Addison	5.0	2.5	50.0%	41.7%	5,000	March 2013
	53.0	24.9
 _________________________________

(1)	Average well lateral length approximates the actual average well lateral length for the pad wells.

As of June 30, 2013 and currently as of the date of this report, we had drilling operations at various stages on the following wells in Marshall County, West Virginia:

Pad	Gross Well Count	Net Well Count	Working Interest	Estimated Net Revenue Interest	Average Lateral Length (in feet)(1)	Status	Estimated Production Date

Goudy(2)	7.0	3.5	50.0%	40.5%	6,100	Completion operations in progress	Early Third Quarter 2013 and early 2014
	7.0	3.5
 _________________________________

(1)
Average well lateral length approximates the actual average well lateral length for wells that have been completed and the estimated average well lateral length for wells that have not been completed on a pad.

(2)	Goudy pad to ultimately have nine wells - four of which are to be placed on production in early third quarter 2013.
For the three and six months ended June 30, 2013, net production from the Marcellus Shale averaged approximately 44.2 MMcfe/d and 36.4 MMcfe/d, respectively, compared to 20.7 MMcfe/d and 17.3 MMcfe/d, respectively, for the three and six months ended June 30, 2012. Since the inception of our operations in the Marcellus Shale in 2011, our operated production and sales in West Virginia have been curtailed by issues with condensate handling, dehydration limitations, high line pressures and excessive unscheduled system down-time on a third-party-operated gathering system. The gathering system operator has continually taken steps to attempt to resolve these issues. In May 2012, dehydration capacity was increased from 40 MMcf/d to 70 MMcf/d and compression was added to reduce line pressure to approximately 550 psi at the Corley CRP. In late March 2013, a second CRP was added at our Burch Ridge pad with 70 MMcf/d dehydration capacity, bringing total dehydration capacity for our natural gas production to 140 MMcf/d. In mid-April 2013, compression was added at the Burch Ridge CRP to reduce line pressures to approximately 550 psi. The third-party gathering system downtime and high line pressure during the second quarter of 2013 resulted in reduced production of approximately 7.6 MMcfe/d, or 13% of total production compared to 16.4 MMcfe/d, or 40%, of total first quarter production. For the quarter ended June 30, 2012, gathering system downtime and high line pressure negatively impacted production by approximately 3.6 MMcfe/d, or 10% of total production. Gathering system downtime for the six months ended June 30, 2013 resulted in reduced production of approximately 12.0 MMcfe/d, or 24% of total production for the six months ended June 30, 2013 compared to reduced production of approximately 4.3 MMcfe/d, or 13% of total production for the six months ended June 30, 2012. We are continuing to work with the third-party gathering system operator to resolve recurring production curtailment issues on our operated Marcellus Shale wells. The addition of the

Burch Ridge CRP coupled with compression at the location has recently increased our current daily gross production, although we are still experiencing excessive downtime and high-line pressures that cause our ability to produce natural gas and condensate to be negatively impacted. On July 16, 2013, we initiated an arbitration proceeding requesting damages against the gathering system operator for, among other claims, failure to timely construct certain gathering and processing facilities, maximize the net value of produced condensation, and fractionate and purchase NGLs as provided in the agreements, see Part I, Item 1. “Financial Statements, Note 13, “Commitments and Contingencies” of this report. In the event that the third-party gathering system operator is unable to resolve these issues, we have developed a plan that we believe could be implemented in approximately four months whereby a new third party would handle all of our condensate production.
Mid-Continent Horizontal Oil Play. At June 30, 2013, we held leases covering approximately 300,300 gross (183,400 net) acres in Major, Garfield, Canadian and Kingfisher Counties, Oklahoma in the Hunton Limestone horizontal oil play.
On June 7, 2013, Gastar USA acquired approximately 157,000 net acres of Oklahoma oil and gas leasehold interests in Canadian and Kingfisher Counties, Oklahoma from the Chesapeake Parties, including production from interests in 206 producing wells located in Oklahoma, for an adjusted cash purchase price of approximately $69.8 million (subject to adjustment for an acquisition effective date of October 1, 2012). The Chesapeake Purchase Agreement contains customary representations, warranties and covenants, including provisions for indemnification, subject to the limitations described in the Chesapeake Purchase Agreement. Effective July 1, 2013, Gastar USA's working interest partner in its original AMI in Oklahoma exercised its rights to acquire approximately 12,800 net acres and certain proved properties that Gastar USA acquired pursuant to the Chesapeake Purchase Agreement for a total payment of $12.1 million. In addition, on July 2, 2013, we entered into a definitive agreement to sell approximately 76,000 net acres in Kingfisher and Canadian Counties, Oklahoma and acquire approximately 1,850 net acres of Oklahoma oil and gas leasehold interests, with a closing scheduled for August 6, 2013.
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

As of June 30, 2013 and currently as of the date of this report, we had production and drilling operations at various stages on the following wells in our original AMI in the Hunton Limestone formation:

				Average Production Rates(1)
Well Name	Current Working Interest	Current Approximate Net Revenue Interest	Approximate Lateral Length (in feet)	Oil (Bbl/d)	Natural Gas (Mcf/d)	BOE/d	Status	Approximate Gross Costs to Drill & Complete ($ millions)

Mid-Con 1H	50.0%	39.0%	4,200	26	81	39	Producing - October 2012(2)	$5.0
Mid-Con 2H	50.0%	39.0%	4,100	489	1,691	771	Producing - April 2013(3)	$5.3
Mid-Con 3H(4)	70.9%	55.3%	4,300	70	47	78	Producing - May 2013(5)	$5.1
Mid-Con 4H(6)	62.5%	48.8%	4,200	—	—	—	Initial flow back - May 2013	$4.5
Mid-Con 5H(7)	56.3%	43.9%	4,600	—	—	—	Awaiting completion operations - initial flowback late August 2013	$6.0

 _________________________________

(1)	Current production rates are based on the 30 days ended July 31, 2013.

(2)	Well has recovered approximately 42% of completion fluids as of July 31, 2013 and is currently averaging 77 barrels of completion fluids per day.

(3)	Well has recovered approximately 20% of completion fluids as of July 31, 2013 and is currently averaging 212 barrels of completion fluids per day.

(4)
As a result of inclusion of non-consent interests, we are paying 70.9% of the drilling and completions costs to earn an approximate before payout 56.7% working interest and 44.2% net revenue interest. Upon payout of 500% of all drilling and completions costs and 300% of all operating costs, our working interest will be reduced to 50% with an approximate net revenue interest of 39%.

(5)	Well has recovered approximately 35% of completion fluids as of July 31, 2013 and is currently averaging 541 barrels of completion fluids per day.

(6)
We will ultimately own a 50% working interest and an approximate 39% net revenue interest in the well. Well has been flowing back completion water at rates in excess of 1,000 barrels per day. The horizontal lateral is currently being cleaned out due to the flow back of frac sand into the wellbore.

(7)
We will ultimately own a 50% working interest and an approximate 39% net revenue interest in the well. Increase in well costs is due to the cost of side-tracking the well during the initial drilling operations.

We continue to target the horizontal lateral deeper in the Hunton Limestone formation and increase the number of fracs in the horizontal lateral as warranted by log analysis. We are continuing to monitor well flow back results and remain encouraged by the high volumes of completion fluids being flowed back on recently completed wells.
For the three and six months ended June 30, 2013, net production from the Mid-Continent averaged approximately 3.8 MMcfe/d and 2.4 MMcfe/d, respectively, of which 60% and 64%, respectively, was crude oil. The three months ended June 30, 2013 includes approximately 1.1 MMcfe/d of net production related to the Chesapeake Assets acquired on June 7, 2013, of which approximately 21% is crude oil and 7% is NGLs.
Hilltop Area, East Texas. At June 30, 2013, we held leases covering approximately 32,400 gross (16,600 net) acres in the Bossier play in the Hilltop area of East Texas in Leon and Robertson Counties. Wells in this area target multiple potentially productive natural gas formations and are typically characterized by high initial production and attractive long-lived per well reserves. Due to low natural gas prices, we suspended all Bossier drilling activities in the Hilltop area in 2012 and continuing into 2013. On April 19, 2013, we entered into the East Texas Sale Agreement to divest all of our leasehold interests and producing wells in the Hilltop area of East Texas in Leon and Robertson Counties, Texas for a cash purchase price of approximately $46.0 million, subject to adjustment for an accounting effective date of January 1, 2013 and other customary adjustments. On June 11, 2013, the parties to the East Texas Sale Agreement entered into the First Amendment of Purchase and Sale Agreement in order to extend the closing date and termination date and to adjust the purchase price to reflect the exclusion of certain assets. On June 27, 2013, the parties further amended the East Texas Sale Agreement by entering into the Second Amendment of Purchase and Sale Agreement, dated June 27, 2013, but effective as of June 5, 2013, in order to extend the closing date. On July 11, 2013, the parties further amended the East Texas Sale Agreement by entering into the Third Amendment of Purchase and Sale Agreement (the “Third East Texas Amendment”), dated July 11, 2013, in order to extend the closing and the termination date to July 31, 2013. Pursuant to the Third East Texas Amendment, in the event the closing of the transaction has not occurred on or before July 31, 2013, the East Texas Sale Agreement will terminate automatically and the $2.3 million deposit previously paid by the purchaser will be retained by us. Additionally, although certain assets will be excluded from the sale, the Third East Texas Amendment eliminates the purchase price adjustment provided for in the First Amendment of Purchase and Sale Agreement for certain excluded assets. On July 31, 2013, the parties further amended the East Texas Sale Agreement by entering into the Fourth Amendment of Purchase and Sale Agreement (the “Fourth East Texas Sale Amendment”) to further extend the closing and termination date to August 16, 2013, with Cubic Energy having an option to extend the closing date to August 30, 2013 (the “Option”). Pursuant to the Fourth East Texas Sale Amendment, Cubic Energy made an additional $1.15 million deposit on July 31, 2013 and will make another $1.15 million deposit on August 16, 2013 if they elect to exercise the Option. The deposits will automatically become the property of Gastar Texas if the East Texas Sale Agreement terminates.
For the three and six months ended June 30, 2013, net production from the Hilltop area averaged approximately 9.5 MMcfe/d and 10.3 MMcfe/d, respectively, compared to 13.7 MMcfe/d and 13.9 MMcfe/d for the three and six months ended June 30, 2012, respectively. The decrease in production is the result of natural field decline and the prior suspension of our East Texas drilling operations as a result of low natural gas prices.

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

The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Production:
Natural gas (MMcf)	3,692	2,564	6,391	4,801
Condensate and oil (MBbl)	127	38	205	65
NGLs (MBbl)	130	62	210	110
Total production (MMcfe)	5,238	3,169	8,884	5,847
Daily Production:
Natural gas (MMcf/d)	40.6	28.2	35.3	26.4
Condensate and oil (MBbl/d)	1.4	0.4	1.1	0.4
NGLs (MBbl/d)	1.4	0.7	1.2	0.6
Total daily production (MMcfe/d)	57.6	34.8	49.1	32.1
Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$3.36	$1.70	$3.13	$1.82
Natural gas per Mcf, including impact of realized hedging activities	3.26	2.61	3.64	2.83
Condensate and oil per Bbl, excluding impact of realized hedging activities	63.36	56.72	65.07	64.03
Condensate and oil per Bbl, including impact of realized hedging activities	62.97	62.76	68.93	66.42
NGLs per Bbl, excluding impact of realized hedging activities	26.17	25.44	27.54	31.64
NGLs per Bbl, including impact of realized hedging activities	25.93	32.53	32.92	35.66
Average sales price per Mcfe, excluding impact of realized hedging activities	$4.56	$2.56	$4.41	$2.80
Average sales price per Mcfe, including impact of realized hedging activities	4.48	3.51	4.99	3.73
Selected operating expenses (in thousands):
Production taxes	$1,150	$481	$1,793	$934
Lease operating expenses	2,169	1,558	4,006	3,974
Transportation, treating and gathering	1,124	1,231	2,288	2,410
Depreciation, depletion and amortization	7,596	6,956	12,961	12,609
Impairment of natural gas and oil properties	—	72,733	—	72,733
General and administrative expense (1)	4,964	3,151	7,966	6,312
Selected operating expenses per Mcfe:
Production taxes	$0.22	$0.15	$0.20	$0.16
Lease operating expenses	0.41	0.49	0.45	0.68
Transportation, treating and gathering	0.21	0.39	0.26	0.41
Depreciation, depletion and amortization	1.45	2.20	1.46	2.16
General and administrative expense (1)	0.95	0.99	0.90	1.08
Production costs (2)	0.59	0.79	0.66	1.02
 _________________________________

(1)
The three and six months ended June 30, 2013 include approximately $1.4 million of general and administrative costs related to the acquisition of the Chesapeake Assets. Excluding these costs, general and administrative expense per Mcfe would have been $0.67 and $0.74 for the three and six months ended June 30, 2013, respectively.

(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012
Revenues. Total natural gas, condensate, oil and NGLs revenues were $23.4 million for the three months ended June 30, 2013, up 111% from $11.1 million for the three months ended June 30, 2012. The increase in revenues was the result of a 65% increase in production and a 28% increase in weighted average realized prices. Average daily production on an equivalent basis was 57.6 MMcfe/d for the three months ended June 30, 2013 compared to 34.8 MMcfe/d for the same period in 2012. Condensate, oil and NGLs production represented approximately 29% of total production for the three months ended June 30, 2013 compared to 19% of total production for the three months ended June 30, 2012, and 26% of total production for the three months ended March 31, 2013.
Liquids revenues (condensate, oil and NGLs) represented approximately 49% of our total natural gas, condensate and oil and NGLs revenues for the three month period ended June 30, 2013 compared to 40% for the three month period ended June 30, 2012. Due to continued lower natural gas prices, we are continuing to focus our drilling activity in the liquids-rich portions of the Marcellus Shale and the Hunton Limestone oil play in Oklahoma. If current trends of natural gas prices relative to condensate, oil and NGLs prices continue, and assuming that we successfully and timely complete our 2013 drilling activity, we expect our liquids revenues to continue to increase as a percentage of total revenues in 2013.
During the three months ended June 30, 2013, we had commodity derivative contracts covering approximately 76% of our natural gas production, which resulted in realized losses of $369,000, comprised of $315,000 in NYMEX hedge losses, $47,000 of regional basis losses and non-cash premium amortization of $7,000, and resulted in a decrease in total price realized from $3.36 per Mcf to $3.26 per Mcf. For additional information regarding our natural gas hedging positions as of June 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended June 30, 2012, the realized effect of hedging on natural gas sales was an increase of $2.3 million in natural gas revenues resulting in an increase in total price realized from $1.70 per Mcf to $2.61 per Mcf. The 2012 realized hedge impact included a benefit of $220,000 of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $1.0 million.
During the three months ended June 30, 2013, we had commodity derivative contracts covering approximately 29% of our condensate and oil production. The realized effect of hedging on condensate and oil sales during the three months ended June 30, 2013 was a decrease of $48,000 in condensate and oil revenues resulting in a decrease in total price realized from $63.36 per Bbl to $62.97 per Bbl. For additional information regarding our oil hedging positions as of June 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended June 30, 2012, the realized effect of hedging on condensate and oil sales was an increase of $232,000 in condensate and oil revenues which resulted in an increase in total price realized from $56.72 per Bbl to $62.76 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.
During the three months ended June 30, 2013, we had commodity derivative contracts covering approximately 50% of our NGLs production. The realized effect of hedging on NGLs sales during the three months ended June 30, 2013 was a decrease of $32,000 in NGLs revenues resulting in a decrease in total price realized from $26.17 per Bbl to $25.93 per Bbl. For additional information regarding our NGLs hedging positions as of June 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended June 30, 2012, the realized effect of hedging on NGLs sales was an increase of $442,000 in NGLs revenues which resulted in an increase in total price realized from $25.44 per Bbl to $32.53 per Bbl.
Unrealized hedge gain was $7.5 million for the three months ended June 30, 2013 compared to $2.8 million for the three months ended June 30, 2012. The increase in unrealized hedge gain is the result of higher future NYMEX natural gas prices and future oil and NGLs prices coupled with the addition of new future hedges.
Production taxes. We reported production taxes of $1.2 million for the three months ended June 30, 2013 compared to $481,000 for the three months ended June 30, 2012. The increase in production taxes primarily resulted from higher revenues in West Virginia due to increased natural gas, condensate, oil and NGLs production.
Lease operating expenses. We reported lease operating expenses (“LOE”) of $2.2 million for the three months ended June 30, 2013 compared to $1.6 million for the three months ended June 30, 2012. Our total LOE was $0.41 per Mcfe for the three months ended June 30, 2013 compared to $0.49 per Mcfe for the same period in 2012. The increase in our LOE was primarily due to a $695,000 increase in controllable LOE. This increase is primarily due to bringing new wells on production in West Virginia and Oklahoma.
Transportation, treating and gathering. We reported transportation expenses of $1.1 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012, of which $940,000 and $931,000, respectively, related to our Hilltop operations in East Texas. The current quarter includes $634,000 of minimum volume requirement charges under our Hilltop gas gathering agreement compared to $484,000 of such charges in the same quarter of

2012. Such charges resulted from actual production volumes being less than minimum contractual volume requirements. Upon closing of the East Texas Sale Agreement, the buyer will assume any future minimum volume requirement obligations.
Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $7.6 million for the three months ended June 30, 2013 up from $7.0 million for the three months ended June 30, 2012. The increase in DD&A expense was the result of a 65% increase in production offset by a 34% decrease in the DD&A rate per Mcfe. The DD&A rate for the three months ended June 30, 2013 was $1.45 per Mcfe compared to $2.20 per Mcfe for the same period in 2012. The decrease in the rate is primarily due to lower proved costs as result of $150.8 million of ceiling impairment charges recorded during the second and third quarters of 2012 combined with increased total proved reserves.
General and administrative expense. We reported general and administrative expenses of $5.0 million for the three months ended June 30, 2013, up from $3.2 million for the three months ended June 30, 2012. Non-cash stock-based compensation expense, which is included in general and administrative expense, increased $189,000 to $1.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Excluding stock-based compensation expense, general and administrative expense increased $1.6 million to $3.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase is primarily due to $1.4 million of non-recurring costs associated with the acquisition of the Chesapeake Assets.
Gain on acquisition of assets at fair value. We reported a bargain purchase gain of $43.7 million for the three months ended June 30, 2013 for the acquisition of the Chesapeake Assets. Our preliminary assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.5 million. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $43.7 million was recognized. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the Chesapeake Assets are located.
Interest expense. We reported interest expense of $3.5 million for the three months ended June 30, 2013 compared to $29,000 for the three months ended June 30, 2012. The increase in interest expense is directly related to the increase in long-term debt from 2012 to 2013 primarily as a result of the issuance of the $200.0 million 8 5/8% Senior Secured Notes in May 2013, a lower capitalized interest percentage when compared to total interest expense and increased amortization of debt costs including a non-recurring cost of $1.2 million related to the termination of the Old Amended Revolving Credit Facility.
Dividends on Preferred Stock. We reported dividend expense on our Series A Preferred Stock of $2.1 million for the three months ended June 30, 2013 compared to $1.7 million for the three months ended June 30, 2012. The Series A Preferred Stock had a stated value of approximately $76.8 million and $65.8 million at June 30, 2013 and 2012, respectively, and carries a cumulative dividend rate of 8.625% per annum. The increase in dividend expense on Series A Preferred Stock is due to 3,958,160 shares of Series A Preferred Stock outstanding at June 30, 2013 compared to 3,387,305 shares at June 30, 2012. Based on the number of shares of Series A Preferred Stock outstanding at June 30, 2013, our stated preferred dividend expense is $2.1 million per quarter, which is subject to being declared and paid monthly.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012
Revenues. Total natural gas, condensate, oil and NGLs revenues were $44.3 million for the six months ended June 30, 2013, up 103% from $21.8 million for the six months ended June 30, 2012. The increase in revenues was the result of a 52% increase in production and a 34% increase in weighted average realized prices. Average daily production on an equivalent basis was 49.1 MMcfe/d for the six months ended June 30, 2013 compared to 32.1 MMcfe/d for the same period in 2012. Condensate, oil and NGLs production represented approximately 28% of total production for the six months ended June 30, 2013 compared to 18% of total production for the six months ended June 30, 2012 The increase in total liquids (condensate, oil and NGLs) production is primarily the result of our increased focus on drilling liquids-rich acreage in our successful Marcellus Shale area and the Hunton Limestone oil play in Oklahoma.
Liquids revenues represented approximately 48% of our total natural gas, condensate and oil and NGLs revenues for the six month period ended June 30, 2013 compared to 38% for the six month period ended June 30, 2012. Due to continued lower natural gas prices, we are continuing to focus our drilling activity in the liquids-rich portions of the Marcellus Shale and the Hunton Limestone oil play in Oklahoma. If current trends of natural gas prices relative to condensate, oil and NGLs prices continue, and assuming that we successfully and timely complete our 2013 drilling activity, we expect our liquids revenues to continue to increase as a percentage of total revenues in 2013.

During the six months ended June 30, 2013, we had commodity derivative contracts covering approximately 75% of our natural gas production, which resulted in realized gains of $3.3 million, comprised of $3.3 million in NYMEX hedge gains offset by $73,000 of regional basis losses and non-cash premium amortization of $7,000, and resulted in an increase in total price realized from $3.13 per Mcf to $3.64 per Mcf. For additional information regarding our natural gas hedging positions as of June 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the six months ended June 30, 2012, the realized effect of hedging on natural gas sales was an increase of $4.8 million in natural gas revenues resulting in an increase in total price realized from $1.82 per Mcf to $2.83 per Mcf. The 2012 realized hedge impact included a benefit of $440,000 of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $2.1 million.
During the six months ended June 30, 2013, we had commodity derivative contracts covering approximately 32% of our condensate and oil production. The realized effect of hedging on condensate and oil sales during the six months ended June 30, 2013 was an increase of $793,000 in condensate and oil revenues resulting in an increase in total price realized from $65.07 per Bbl to $68.93 per Bbl. For additional information regarding our oil hedging positions as of June 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the six months ended June 30, 2012, the realized effect of hedging on condensate and oil sales was an increase of $154,000 in condensate and oil revenues which resulted in an increase in total price realized from $64.03 per Bbl to $66.42 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.
During the six months ended June 30, 2013, we had commodity derivative contracts covering approximately 58% of our NGLs production. The realized effect of hedging on NGLs sales during the six months ended June 30, 2013 was an increase of $1.1 million in NGLs revenues resulting in an increase in total price realized from $27.54 per Bbl to $32.92 per Bbl. For additional information regarding our NGLs hedging positions as of June 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the six months ended June 30, 2012, the realized effect of hedging on NGLs sales was an increase of $440,000 in NGLs revenues which resulted in an increase in total price realized from $31.64 per Bbl to $35.66 per Bbl.
Unrealized hedge loss was $2.2 million for the six months ended June 30, 2013 compared to an unrealized hedge gain of $1.3 million for the six months ended June 30, 2012. The increase in unrealized hedge loss is the result of changes in future NYMEX natural gas prices and future oil and NGLs prices coupled with changes in hedged volumes.
Production taxes. We reported production taxes of $1.8 million for the six months ended June 30, 2013 compared to $934,000 for the six months ended June 30, 2012. The increase in production taxes primarily resulted from higher revenues in West Virginia due to increased natural gas, condensate, oil and NGLs production.
Lease operating expenses. We reported lease operating expenses of $4.0 million for the six months ended June 30, 2013 and 2012, respectively. Our total LOE was $0.45 per Mcfe for the six months ended June 30, 2013 compared to $0.68 per Mcfe for the same period in 2012. The decrease in our LOE per Mcfe was primarily due to higher production volumes. Current period total LOE expense benefited by $441,000 due to the assignment of our Powder River Basin properties to the operator on May 3, 2012 and $677,000 due to reduced activity in East Texas for the six months ended June 30, 2013 compared to the same period in 2012, partially offset by increases in Marcellus Shale and Mid-Continent LOE as a result of increased activity and total producing wells.
Transportation, treating and gathering. We reported transportation expenses of $2.3 million for the six months ended June 30, 2013 compared to $2.4 million for the six months ended June 30, 2012, of which $1.9 million for the six months ended June 30, 2013 and 2012, respectively, related to our Hilltop operations in East Texas. The current year to date period includes $1.2 million of minimum volume requirement charges under our Hilltop gas gathering agreement compared to $949,000 of such charges in the same period of 2012. Such charges resulted from actual production volumes being less than minimum contractual volume requirements. Upon closing of the East Texas Sale Agreement, the buyer will assume any future minimum volume requirement obligations.
Depreciation, depletion and amortization. We reported DD&A expense of $13.0 million for the six months ended June 30, 2013 up from $12.6 million for the six months ended June 30, 2012. The increase in DD&A expense was the result of a 52% increase in production offset by a 32% decrease in the DD&A rate per Mcfe. The DD&A rate for the six months ended June 30, 2013 was $1.46 per Mcfe compared to $2.16 per Mcfe for the same period in 2012. The decrease in the rate is primarily due to lower proved costs as result of $150.8 million of ceiling impairment charges recorded during the second and third quarters of 2012 combined with increased total proved reserves.
General and administrative expense. We reported general and administrative expenses of $8.0 million for the six months ended June 30, 2013, up from $6.3 million for the six months ended June 30, 2012. Non-cash stock-based compensation expense, which is included in general and administrative expense, increased $120,000 to $2.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Excluding stock-based compensation expense, general and administrative expense increased $1.5 million to $6.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase is primarily due to $1.4 million of non-recurring costs associated with the acquisition of the Chesapeake Assets.
Litigation settlement expense. We reported litigation settlement expense of $1.0 million for the six months ended June 30, 2013, resulting from our settlement with Chesapeake on March 28, 2013, compared to $1.3 million for the six months ended June 30, 2012 resulting from our settlement with Navasota Resources L.P. For additional information regarding the settlement of the Chesapeake matter, see Part I, Item 1. “Financial Statements, Note 13, “Commitments and Contingencies” of this report.
Gain on acquisition of assets at fair value. We reported a bargain purchase gain of $43.7 million for the six months ended June 30, 2013 for the acquisition of the Chesapeake Assets. Our preliminary assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.5 million. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $43.7 million was recognized. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the Chesapeake Assets are located.
Interest expense. We reported interest expense of $4.2 million for the six months ended June 30, 2013 compared to $56,000 for the six months ended June 30, 2012. The increase in interest expense is directly related to the increase in long-term debt from 2012 to 2013 primarily as a result of the issuance of the $200.0 million 8 5/8% Senior Secured Notes in May 2013, a lower capitalized interest percentage when compared to total interest expense and increased amortization of debt costs including a non-recurring cost of $1.2 million related to the termination of the Old Amended Revolving Credit Facility.
Dividends on Preferred Stock. We reported dividend expense on our Series A Preferred Stock of $4.3 million for the six months ended June 30, 2013 compared to $3.0 million for the six months ended June 30, 2012. The Series A Preferred Stock had a stated value of approximately $76.8 million and $65.8 million at June 30, 2013 and 2012, respectively, and carries a cumulative dividend rate of 8.625% per annum. The increase in dividend expense on Series A Preferred Stock is due to 3,958,160 shares of Series A Preferred Stock outstanding at June 30, 2013 compared to 3,387,305 shares at June 30, 2012. Based on the number of shares of Series A Preferred Stock outstanding at June 30, 2013, our stated preferred dividend expense is $2.1 million per quarter, which is subject to being declared and paid monthly.

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
For the six months ended June 30, 2013, we reported cash flows provided by operating activities of $37.0 million, net cash used in investing activities, primarily for the acquisition, development and purchase of natural gas and oil properties, including $69.8 million for the purchase of the Chesapeake Assets, of $115.9 million and net cash provided by financing activities of $80.7 million, consisting of proceeds from the issuance of Notes of $194.5 million less $98.0 million of net repayments under our Amended and Restated Revolving Credit Facility, $9.8 million for the repurchase of our common shares, $3.6 million of dividends paid on the preferred stock and $2.4 million of deferred finance charges. As a result of these activities, our cash and cash equivalents balance increased by $1.9 million, resulting in a cash and cash equivalents balance of $10.8 million at June 30, 2013.
At June 30, 2013, we had a net working capital deficit of approximately $56.4 million, including $30.4 million of advances from non-operators. At June 30, 2013, availability under our Revolving Credit Facility was $50.0 million.
Future capital and other expenditure requirements. Capital expenditures for the remainder of 2013, excluding acquisitions, are projected to be approximately $60.2 million. In the Marcellus Shale and Mid-Continent, we expect to spend $15.4 million and $39.6 million, respectively, for drilling, completion, infrastructure, lease acquisition and seismic costs and $5.3 million for capitalized interest and other costs. The 2013 remaining net capital expenditures in the Mid-Continent includes $25.5 million related to planned activities on the Chesapeake Assets acquired. We plan to fund our remaining 2013 capital budget and the additional drilling related to the Chesapeake Assets acquired through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility and anticipated proceeds from the divestiture of our East Texas assets and certain non-strategic acreage acquired from Chesapeake, each as previously announced. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in natural gas, condensate, oil and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, changes in the borrowing base under the Revolving Credit Facility or failure to close any of the previously announced divestitures. We operate approximately 73% of our remaining budgeted 2013 capital expenditures, including expenditures related to drilling on the Mid-Continent assets acquired from Chesapeake, and thus, we could reduce a significant portion of 2013 capital expenditures if necessary to better match available capital resources.
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
At June 30, 2013, the estimated fair value of all of our commodity derivative instruments was a net asset of $4.3 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our natural gas, condensate, oil and NGLs sales for 2013 through 2017, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.
As of June 30, 2013, all of our commodity derivative hedge positions were with a multinational energy company or large financial institution, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.
Revolving Credit Facility. Effective June 7, 2013, our Old Revolving Credit Facility was replaced with our New Revolving Credit Facility which provides an initial borrowing base of $50.0 million. At June 30, 2013, we did not have any balance outstanding under our New Revolving Credit Facility, compared to our December 31, 2012 outstanding balance of $98.0 million under our Old Amended Revolving Credit Facility. Borrowing base redeterminations are scheduled semi-annually with the next redetermination scheduled for November 2013. However, we and the lenders may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. Future increases in the borrowing base in excess of the $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the Notes agreement.
Borrowings under the New Revolving Credit Facility bear interest, at our election, at the reference rate or the Eurodollar rate plus an applicable margin. Pursuant to the New Revolving Credit Facility, the reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent, (ii) the federal funds rate plus 50 basis points, or (iii) a LIBOR rate. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the Eurodollar rate, depending on the utilization percentage in relation to the borrowing base. Under the New Revolving Credit Facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement. At August 2, 2013, our availability under our New Revolving Credit Facility was $50.0 million.
At June 30, 2013, we were not in compliance with the current ratio covenant under the New Revolving Credit Facility. We have been granted a waiver in regards to the current ratio covenant at June 30, 2013. At June 30, 2013, we were in compliance with all other covenants under the New Revolving Credit Facility. For a more detailed description of the terms of our New Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.
Senior Secured Notes. On May 15, 2013, we issued $200.0 million aggregate principal amount of 8 5/8% Senior Secured Notes due 2018 in a private placement offering under an indenture. The Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The Notes will mature on May 15, 2018. For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report. At June 30, 2013, we were in compliance with all covenants under the indenture governing the Notes.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had no off-balance sheet arrangements. We have no plans to enter into any off- balance sheet arrangements in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our natural gas, condensate, oil and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas, condensate, oil and NGLs in the region produced. Prices received for natural gas, condensate, oil and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three and six months ended June 30, 2013, a 10% change in the prices received for natural gas, condensate, oil and NGLs production would have had an approximate $2.4 million and $3.9 million impact, respectively, on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.
Interest Rate Risk
At June 30, 2013, we had did not have any debt outstanding under the Revolving Credit Facility. The amount outstanding under the Notes is at fixed interest of 8.625% per annum. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures
Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA, Parent and Gastar USA each conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA concluded that, as of June 30, 2013, each company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of Parent and the President and Treasurer of Gastar USA, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 13 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors
Except as set forth below, information about material risks related to our business, financial condition and results of operations for the three and six months ended June 30, 2013 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2012 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.
The representations, warranties and indemnifications of Chesapeake contained in the Chesapeake Purchase Agreement are limited; as a result, the assumptions on which our estimates of future results of the acquired assets have been based may prove to be incorrect in a number of material ways, resulting in our not realizing the expected benefits of the acquisition. The acquisition could also expose us to additional unknown and contingent liabilities.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders.

On August 1, 2013, Parent held its 2013 Annual General and Special Meeting of Shareholders (the “Annual Meeting”). As of June 4, 2013, the record date for the Annual Meeting, 61,593,026 shares were issued and outstanding and entitled to vote at the Annual Meeting. A summary of the matters voted upon by the shareholders and the final voting results for each such matter are set forth below.

Proposal 1 - Fixing the Number of Directors at Five (5)

Parent's shareholders voted to fix the number of members of the Board of Directors (“Board”) at five (5) members. The voting results were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
51,021,049	572,895	301,774	230,656

Proposal 2 - Election of Directors to the Board

Parent's shareholders voted to elect the following persons as directors to serve for terms of one year until the next annual meeting or until their successors have been elected and qualified. The voting results were as follows:

Nominee	Votes For	Withheld (1)
John H. Cassels	27,011,946	25,114,428
Randolph C. Coley	26,960,983	25,165,391
Robert D. Penner	24,722,200	27,404,174
J. Russell Porter	24,744,789	27,381,588
John M. Selser Sr.	24,449,421	27,676,953
 _________________________________

(1)	“Withheld” votes represent the number of absenteeism and broker non-votes.

Proposal 3 - Ratification of the Appointment of Independent Registered Public Accounting Firm

Parent's shareholders voted to approve a proposal to ratify the appointment of BDO USA, LLP as Parent's independent registered public accounting firm for the year ending December 31, 2013. The voting results were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
51,741,386	300,094	84,893	—

Proposal 4 - Advisory Vote on Executive Compensation

Parent's shareholders voted to approve compensation of our named executive officers as disclosed in our definitive proxy statement pursuant to the compensation disclosure rules of the SEC. The voting results were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
25,102,706	2,212,586	305,590	24,505,492

Proposal 5 - Approval of the plan of arrangement under Section 193 of the Business Corporations Act (Alberta) pursuant to which, among other things, Parent will be continued as if it had been incorporated under the laws of the State of Delaware of the United States of America (the “Delaware Migration”)

Parent's shareholders voted to approve the Delaware Migration. The voting results were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
27,292,560	207,319	121,003	24,505,492

For additional information on these proposals, please see Parent's definitive proxy statement filed with the Securities and Exchange Commission on June 20, 2013.

Item 6. Exhibits
The following is a list of exhibits filed or furnished (as indicated) as part of this report. Where so indicated by a note, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Description
2.1*
Purchase and Sale Agreement, dated March 28, 2013, by and among Chesapeake Exploration, L.L.C., Arcadia Resources, L.P., Jamestown Resources, L.L.C., Larchmont Resources, L.L.C and Gastar Exploration USA, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q dated May 2, 2013. File No. 001-32714).

2.2*
Amendment to Purchase and Sale Agreement, dated as of June 7, 2013, by and among Chesapeake Exploration, L.L.C., Arcadia Resources, L.P., Jamestown Resources, L.L.C., Larchmont Resources, L.L.C. and Gastar Exploration USA, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

2.3*
Purchase and Sale Agreement, dated April 19, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.2 of the Company's Quarterly Report on Form 10-Q dated May 2, 2013. File No. 001-32714).

2.4
First Amendment of Purchase and Sale Agreement, dated as of June 11, 2013, but effective as of June 5, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

2.5
Second Amendment of Purchase and Sale Agreement, dated as of June 27, 2013, but effective as June 5, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 2013. File No. 001-32714).

2.6
Third Amendment of Purchase and Sale Agreement, dated as of July 11, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 17, 2013. File No. 001-32714).

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

4.1	Form of 8 5/8% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit A to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

Exhibit Number	Description
4.2
Indenture dated May 15, 2013 among Gastar Exploration USA, Inc., as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and Wells Fargo Bank, National Association as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

4.3
Registration Rights Agreement dated May 15, 2013 by and among Gastar Exploration USA, Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

10.1
Form of the Final Settlement Agreement between Chesapeake Exploration, L.L.C., Chesapeake Energy Corporation, Gastar Exploration Ltd., Gastar Exploration Texas, LP and Gastar Exploration Texas, LLC Effective March 28, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated May 2, 2013. File No. 001-32714).

10.2
Second Amended and Restated Credit Agreement, dated as of June 7, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

10.3†
Waiver, Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 31, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein

10.4
Intercreditor Agreement, dated as of June 7, 2013, among Gastar Exploration USA, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association, as First Priority Agent and Wells Fargo Bank, National Association, as Second Priority Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

10.5
Second Amendment to Gastar Exploration Ltd. Employee Change of Control Severance Plan, dated June 7, 2013 (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

10.6
Resignation, Consent and Appointment Agreement and Amendment Agreement, dated as of May 13, 2013, by and among Gastar Exploration USA, Inc., Gastar Exploration Ltd., Gastar Exploration New South Wales, Gastar Exploration Texas, Inc., Gastar Exploration Texas, LP, Gastar Exploration Texas LLC, Amegy Bank National Association and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

31.1†	Certification of Periodic Financial Reports by Chief Executive Officer of Gastar Exploration Ltd. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Periodic Financial Reports by Chief Financial Officer of Gastar Exploration Ltd. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of Periodic Financial Reports by President of Gastar Exploration USA, Inc. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Periodic Financial Reports by Treasurer of Gastar Exploration USA, Inc. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Periodic Financial Reports by Chief Executive Officer of Gastar Exploration Ltd. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Periodic Financial Reports by Chief Financial Officer of Gastar Exploration Ltd. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.3††	Certification of Periodic Financial Reports by President of Gastar Exploration USA, Inc. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.4††	Certification of Periodic Financial Reports by Treasurer of Gastar Exploration USA, Inc. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________________

†	Filed herewith.

††	Furnished herewith.

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to Exhibits 2.1, 2.2 and 2.3 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION LTD.

Date:	August 5, 2013	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	August 5, 2013	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION USA, INC.

Date:	August 5, 2013	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President
(Duly authorized officer and principal executive officer)

Date:	August 5, 2013	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Secretary and Treasurer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*
Purchase and Sale Agreement, dated March 28, 2013, by and among Chesapeake Exploration, L.L.C., Arcadia Resources, L.P., Jamestown Resources, L.L.C., Larchmont Resources, L.L.C and Gastar Exploration USA, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q dated May 2, 2013. File No. 001-32714).

2.2*
Amendment to Purchase and Sale Agreement, dated as of June 7, 2013, by and among Chesapeake Exploration, L.L.C., Arcadia Resources, L.P., Jamestown Resources, L.L.C., Larchmont Resources, L.L.C. and Gastar Exploration USA, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

2.3*
Purchase and Sale Agreement, dated April 19, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.2 of the Company's Quarterly Report on Form 10-Q dated May 2, 2013. File No. 001-32714).

2.4
First Amendment of Purchase and Sale Agreement, dated as of June 11, 2013, but effective as of June 5, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

2.5
Second Amendment of Purchase and Sale Agreement, dated as of June 27, 2013, but effective as June 5, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 2013. File No. 001-32714).

2.6
Third Amendment of Purchase and Sale Agreement, dated as of July 11, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 17, 2013. File No. 001-32714).

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

4.1	Form of 8 5/8% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit A to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

4.2
Indenture dated May 15, 2013 among Gastar Exploration USA, Inc., as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and Wells Fargo Bank, National Association as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

4.3
Registration Rights Agreement dated May 15, 2013 by and among Gastar Exploration USA, Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

Exhibit Number	Description
10.1
Form of the Final Settlement Agreement between Chesapeake Exploration, L.L.C., Chesapeake Energy Corporation, Gastar Exploration Ltd., Gastar Exploration Texas, LP and Gastar Exploration Texas, LLC Effective March 28, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated May 2, 2013. File No. 001-32714).

10.2
Second Amended and Restated Credit Agreement, dated as of June 7, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

10.3†
Waiver, Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 31, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein

10.4
Intercreditor Agreement, dated as of June 7, 2013, among Gastar Exploration USA, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association, as First Priority Agent and Wells Fargo Bank, National Association, as Second Priority Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

10.5
Second Amendment to Gastar Exploration Ltd. Employee Change of Control Severance Plan, dated June 7, 2013 (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated June 12, 2013. File No. 001-32714).

10.6
Resignation, Consent and Appointment Agreement and Amendment Agreement, dated as of May 13, 2013, by and among Gastar Exploration USA, Inc., Gastar Exploration Ltd., Gastar Exploration New South Wales, Gastar Exploration Texas, Inc., Gastar Exploration Texas, LP, Gastar Exploration Texas LLC, Amegy Bank National Association and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 15, 2013. File No. 001-32714).

31.1†	Certification of Periodic Financial Reports by Chief Executive Officer of Gastar Exploration Ltd. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Periodic Financial Reports by Chief Financial Officer of Gastar Exploration Ltd. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of Periodic Financial Reports by President of Gastar Exploration USA, Inc. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Periodic Financial Reports by Treasurer of Gastar Exploration USA, Inc. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Periodic Financial Reports by Chief Executive Officer of Gastar Exploration Ltd. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Periodic Financial Reports by Chief Financial Officer of Gastar Exploration Ltd. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.3††	Certification of Periodic Financial Reports by President of Gastar Exploration USA, Inc. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.4††	Certification of Periodic Financial Reports by Treasurer of Gastar Exploration USA, Inc. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

†	Filed herewith.

††	Furnished herewith.

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to Exhibits 2.1, 2.2 and 2.3 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.