Form 10-K/A
period 2012-12-31
GASTAR EXPLORATION LTD; Gastar Exploration USA, Inc.
filed 2013-10-24
CIK 1170154, 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K/A
(Amendment No. 2

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

_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to Gastar Exploration Ltd.’s (“Gastar”) and Gastar Exploration USA, Inc.’s (“Gastar USA,” and together with Gastar, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “Commission”) on March 11, 2013 (Commission File Nos. 001-32714 and 001-35211), as amended by Amendment No. 1 to the Original Filing (“Amendment No. 1”), filed with the Commission on April 29, 2013 (Commission File Nos. 001-32714 and 001-35211), is an exhibit-only filing to re-file Exhibits 31.3, 31.4, 32.3, 32.4 and 99.1 previously filed with the Original Filing and to amend Item 15 of Part IV to reflect the filing of these exhibits.
This Amendment does not update any other disclosure to reflect events occurring after the filing of the Original Filing, as amended by Amendment No. 1. Except as described above, no other changes have been made to the Original Filing. The Original Filing, as amended by Amendment No. 1, continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Pursuant to Rule 12b-15 under the Exchange Act, we have restated in its entirety each item of the Original Filing affected by this Amendment.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED
DECEMBER 31, 2012
(Amendment No. 2
TABLE OF CONTENTS

PART IV	1
Item 15. Exhibits, Financial Statements and Schedules	1

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	Financial Statements and Schedules:
No financial statements or schedules are filed with this Annual Report on Form 10-K/A.

(b)	Exhibits:
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

October 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER	President, Chief Executive Officer, Chief Operating Officer (principal executive officer) and Director	October 24, 2013
J. Russell Porter

/s/ MICHAEL A. GERLICH	Vice President and Chief Financial Officer (principal financial and accounting officer)	October 24, 2013
Michael A. Gerlich

/s/ JOHN M. SELSER SR.	Chairman of the Board	October 24, 2013
John M. Selser Sr.

/s/ JOHN H. CASSELS	Director	October 24, 2013
John H. Cassels

/s/ RANDOLPH C. COLEY	Director	October 24, 2013
Randolph C. Coley

/s/ ROBERT D. PENNER	Director	October 24, 2013
Robert D. Penner

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION USA, INC.

/s/ J. RUSSELL PORTER
J. Russell Porter, President

(Duly authorized officer and principal executive officer)

October 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER	President and Sole Director	October 24, 2013
J. Russell Porter

/s/ MICHAEL A. GERLICH	Secretary and Treasurer (principal financial and accounting officer)	October 24, 2013
Michael A. Gerlich

EXHIBIT INDEX

Exhibit Number	Description
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
12.1
Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed on April 29, 2013. File No. 001-32714).

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

23.4†	Consent of Netherland, Sewell & Associates, Inc.
31.1†	Certification of Principal Executive Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Principal Executive Officer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Principal Financial Officer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Principal Executive Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

Exhibit Number	Description
32.2
Certification of Principal Financial Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 11, 2013. File No. 001-32714).

32.3†	Certification of Principal Executive Officer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Principal Financial Officer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Report of Netherland, Sewell & Associates, Inc. dated September 17, 2013.
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