Form 10-Q
period 2013-09-30
GASTAR EXPLORATION LTD; Gastar Exploration USA, Inc.
filed 2013-11-05
CIK 1170154, 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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

Gastar Exploration Ltd.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Gastar Exploration USA, Inc.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Gastar Exploration Ltd.	Yes	☐	No	☒
Gastar Exploration USA, Inc.	Yes	☐	No	☒

The total number of outstanding common shares, no par value per share, as of November 1, 2013 was

Gastar Exploration Ltd.	61,134,950	shares of common stock
Gastar Exploration USA, Inc.	750	shares of common stock

GASTAR EXPLORATION LTD. AND
GASTAR EXPLORATION USA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Gastar Exploration Ltd. Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4
	Gastar Exploration Ltd. Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	5
	Gastar Exploration Ltd. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	6
	Gastar Exploration USA, Inc. Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	7
	Gastar Exploration USA, Inc. Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	8
	Gastar Exploration USA, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosure	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
SIGNATURES		50

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,375	$8,901
Accounts receivable, net of allowance for doubtful accounts of $514 and $546, respectively	10,697	9,540
Commodity derivative contracts	2,259	7,799
Prepaid expenses	616	1,097
Total current assets	34,947	27,337
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	102,338	67,892
Proved properties	769,054	671,193
Total natural gas and oil properties	871,392	739,085
Furniture and equipment	2,409	1,925
Total property, plant and equipment	873,801	741,010
Accumulated depreciation, depletion and amortization	(506,187)	(484,759)
Total property, plant and equipment, net	367,614	256,251
OTHER ASSETS:
Commodity derivative contracts	7,399	1,369
Deferred charges, net	2,133	836
Advances to operators and other assets	12,311	4,275
Total other assets	21,843	6,480
TOTAL ASSETS	$424,404	$290,068
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,611	$23,863
Revenue payable	12,063	8,801
Accrued interest	6,469	151
Accrued drilling and operating costs	2,727	3,907
Advances from non-operators	12,951	17,540
Commodity derivative contracts	794	1,399
Commodity derivative premium payable	1,819	—
Asset retirement obligation	750	358
Other accrued liabilities	8,319	1,493
Total current liabilities	51,503	57,512
LONG-TERM LIABILITIES:
Long-term debt	194,830	98,000
Commodity derivative contracts	—	1,304
Commodity derivative premium payable	7,651	—
Asset retirement obligation	8,006	6,605
Other long-term liabilities	—	111
Total long-term liabilities	210,487	106,020
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock, no par value; unlimited shares authorized; 61,134,950 and 66,432,609 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	306,593	316,346
Additional paid-in capital	30,526	28,336
Accumulated deficit	(251,479)	(294,787)
Total shareholders' equity	85,640	49,895
Non-controlling interest:
Preferred stock of subsidiary, aggregate liquidation preference $98,954 and $98,781 at September 30, 2013 and December 31, 2012, respectively	76,774	76,641
Total equity	162,414	126,536
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$424,404	$290,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$11,396	$8,906	$34,673	$22,499
Condensate and oil	8,680	3,457	22,823	7,748
NGLs	3,768	2,483	10,690	6,394
Total natural gas, condensate, oil and NGLs revenues	23,844	14,846	68,186	36,641
Unrealized hedge loss	(5,004)	(5,403)	(7,156)	(4,123)
Total revenues	18,840	9,443	61,030	32,518
EXPENSES:
Production taxes	1,319	560	3,112	1,494
Lease operating expenses	2,190	780	6,196	4,754
Transportation, treating and gathering	1,098	1,305	3,386	3,715
Depreciation, depletion and amortization	8,467	7,135	21,428	19,744
Impairment of natural gas and oil properties	—	78,054	—	150,787
Accretion of asset retirement obligation	142	101	358	284
General and administrative expense	3,998	2,951	11,964	9,263
Litigation settlement expense	—	—	1,000	1,250
Total expenses	17,214	90,886	47,444	191,291
INCOME (LOSS) FROM OPERATIONS	1,626	(81,443)	13,586	(158,773)
OTHER INCOME (EXPENSE):
Gain on acquisition of assets at fair value	—	—	43,712	—
Interest expense	(3,439)	(30)	(7,593)	(86)
Investment income and other	8	2	16	6
Foreign transaction loss	(3)	(2)	(15)	(2)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,808)	(81,473)	49,706	(158,855)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(1,808)	(81,473)	49,706	(158,855)
Dividend on preferred stock attributable to non-controlling interest	(2,134)	(1,984)	(6,398)	(4,947)
NET INCOME (LOSS) ATTRIBUTABLE TO GASTAR EXPLORATION LTD.	$(3,942)	$(83,457)	$43,308	$(163,802)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO GASTAR EXPLORATION LTD. COMMON SHAREHOLDERS:
Basic	$(0.07)	$(1.31)	$0.71	$(2.58)
Diluted	$(0.07)	$(1.31)	$0.68	$(2.58)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	57,359,357	63,601,645	61,159,117	63,494,224
Diluted	57,359,357	63,601,645	63,971,038	63,494,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,706	$(158,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,428	19,744
Impairment of natural gas and oil properties	—	150,787
Stock-based compensation	2,540	2,575
Unrealized hedge loss	7,156	4,123
Realized loss (gain) on derivative contracts	18	(662)
Amortization of deferred financing costs	1,790	157
Accretion of asset retirement obligation	358	284
Gain on acquisition of assets at fair value	(43,712)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	2,429
Prepaid expenses	481	345
Accounts payable and accrued liabilities	733	129
Net cash provided by operating activities	39,239	21,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(77,813)	(100,606)
Acquisition of natural gas and oil properties	(78,809)	—
Proceeds from sale of natural gas and oil properties	70,708	—
Advances to operators	(13,104)	(4,282)
Use of advances from non-operators	(4,589)	(1,085)
Purchase of furniture and equipment	(484)	(235)
Net cash used in investing activities	(104,091)	(106,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	19,000	70,000
Repayment of revolving credit facility	(117,000)	(30,000)
Proceeds from issuance of senior secured notes, net of discount	194,500	—
Repurchase of outstanding common shares	(9,753)	—
Proceeds from issuance of preferred stock, net of issuance costs	133	49,169
Dividend on preferred stock attributable to non-controlling interest	(6,398)	(4,947)
Deferred financing charges	(2,807)	(332)
Other	(349)	(282)
Net cash provided by financing activities	77,326	83,608
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,474	(1,544)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,901	10,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,375	$9,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,362	$8,892
Accounts receivable, net of allowance for doubtful accounts of $514 and $546, respectively	10,696	9,539
Commodity derivative contracts	2,259	7,799
Prepaid expenses	587	919
Total current assets	34,904	27,149
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, full cost method of accounting:
Unproved properties, excluded from amortization	102,338	67,892
Proved properties	769,046	671,185
Total natural gas and oil properties	871,384	739,077
Furniture and equipment	2,409	1,925
Total property, plant and equipment	873,793	741,002
Accumulated depreciation, depletion and amortization	(506,180)	(484,752)
Total property, plant and equipment, net	367,613	256,250
OTHER ASSETS:
Commodity derivative contracts	7,399	1,369
Deferred charges, net	2,133	836
Advances to operators and other assets	12,311	4,275
Total other assets	21,843	6,480
TOTAL ASSETS	$424,360	$289,879
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,611	$23,863
Revenue payable	12,063	8,801
Accrued interest	6,469	151
Accrued drilling and operating costs	2,727	3,907
Advances from non-operators	12,951	17,540
Commodity derivative contracts	794	1,399
Commodity derivative premium payable	1,819	—
Asset retirement obligation	750	358
Other accrued liabilities	7,974	1,480
Total current liabilities	51,158	57,499
LONG-TERM LIABILITIES:
Long-term debt	194,830	98,000
Commodity derivative contracts	—	1,304
Commodity derivative premium payable	7,651	—
Asset retirement obligation	7,999	6,598
Due to parent	34,805	30,903
Other long-term liabilities	—	111
Total long-term liabilities	245,285	136,916
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 3,958,160 and 3,951,254 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, with liquidation preference of $25.00 per share	40	40
Common stock, no par value; 1,000 shares authorized; 750 shares issued and outstanding	225,431	237,431
Additional paid-in capital	76,734	76,601
Accumulated deficit	(174,288)	(218,608)
Total stockholders' equity	127,917	95,464
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$424,360	$289,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
REVENUES:
Natural gas	$11,396	$8,906	$34,673	$22,499
Condensate and oil	8,680	3,457	22,823	7,748
NGLs	3,768	2,483	10,690	6,394
Total natural gas, condensate, oil and NGLs revenues	23,844	14,846	68,186	36,641
Unrealized hedge loss	(5,004)	(5,403)	(7,156)	(4,123)
Total revenues	18,840	9,443	61,030	32,518
EXPENSES:
Production taxes	1,319	560	3,112	1,494
Lease operating expenses	2,190	780	6,196	4,754
Transportation, treating and gathering	1,098	1,305	3,386	3,715
Depreciation, depletion and amortization	8,467	7,135	21,428	19,744
Impairment of natural gas and oil properties	—	78,054	—	150,787
Accretion of asset retirement obligation	142	101	358	284
General and administrative expense	3,538	2,481	10,935	8,105
Litigation settlement expense	—	—	1,000	1,250
Total expenses	16,754	90,416	46,415	190,133
INCOME (LOSS) FROM OPERATIONS	2,086	(80,973)	14,615	(157,615)
OTHER INCOME (EXPENSE):
Gain on acquisition of assets at fair value	—	—	43,712	—
Interest expense	(3,439)	(30)	(7,593)	(87)
Investment income and other	(7)	(5)	(5)	(4)
Foreign transaction (loss) gain	(3)	1	(11)	2
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,363)	(81,007)	50,718	(157,704)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(1,363)	(81,007)	50,718	(157,704)
Dividend on preferred stock	(2,134)	(1,984)	(6,398)	(4,947)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDER	$(3,497)	$(82,991)	$44,320	$(162,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,718	$(157,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,428	19,744
Impairment of natural gas and oil properties	—	150,787
Stock-based compensation	2,540	2,575
Unrealized hedge loss	7,156	4,123
Realized loss (gain) on derivative contracts	18	(662)
Amortization of deferred financing costs	1,790	157
Accretion of asset retirement obligation	358	284
Gain on acquisition of assets at fair value	(43,712)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	2,427
Prepaid expenses	332	215
Accounts payable and accrued liabilities	421	(43)
Net cash provided by operating activities	39,790	21,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of natural gas and oil properties	(77,813)	(100,606)
Acquisition of natural gas and oil properties	(78,809)	—
Proceeds from sale of natural gas and oil properties	70,708	—
Advances to operators	(13,104)	(4,282)
Use of advances from non-operators	(4,589)	(1,085)
Purchase of furniture and equipment	(484)	(235)
Net cash used in investing activities	(104,091)	(106,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	19,000	70,000
Repayment of revolving credit facility	(117,000)	(30,000)
Proceeds from issuance of senior secured notes, net of discounts	194,500	—
Proceeds from issuance of preferred stock, net of issuance costs	133	49,169
Dividend on preferred stock	(6,398)	(4,947)
Deferred financing charges	(2,807)	(332)
Distribution to Parent, net	(10,657)	(1,196)
Other	—	25
Net cash provided by financing activities	76,771	82,719
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,470	(1,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,892	10,595
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,362	$9,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Gastar Exploration Ltd. is an independent energy company engaged in the exploration, development and production of natural gas, condensate, oil and NGLs in the United States (“U.S.”). Gastar Exploration Ltd.’s principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar Exploration Ltd. is currently pursuing the development of liquids-rich natural gas in the Marcellus Shale in West Virginia and is in the early stages of exploring and developing the Hunton Limestone horizontal oil play in Oklahoma. Gastar Exploration Ltd. also holds prospective Marcellus Shale acreage in Pennsylvania. The Company sold substantially all of its East Texas assets on October 2, 2013.
On August 1, 2013, the shareholders of Gastar Exploration Ltd. voted to approve a special resolution approving a plan of arrangement (as amended, the “Arrangement”) pursuant to which Gastar Exploration Ltd. would be continued as if it had been incorporated under the laws of the State of Delaware (the “Delaware Migration”). On August 2, 2013, Gastar Exploration Ltd. obtained a Final Order from the Court of the Queen's Bench of Alberta, as amended on September 17, 2013 and October 28, 2013, approving the Arrangement. Gastar Exploration Ltd. expects to complete the Delaware Migration in the fourth quarter of 2013.
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
The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.
Recent Accounting Developments
The following recently issued accounting pronouncement may impact the Company in future periods:
Income Taxes. In July 2013, the FASB issued an amendment to previously issued guidance regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This amendment does not require new recurring disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Earlier application is permitted. The Company is currently evaluating the provisions of this amendment.

3.	Property, Plant and Equipment
The amount capitalized as natural gas and oil properties was incurred for the purchase and development of various properties in the U.S., specifically the states of Texas, Pennsylvania, West Virginia and Oklahoma, as well as the acquisition of properties in Oklahoma. The Company sold substantially all of its East Texas assets on October 2, 2013.
The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$8,821	$1,902
Acreage acquisition costs	88,033	62,395
Capitalized interest	5,484	3,595
Total unproved properties excluded from amortization	$102,338	$67,892

For the three and nine months ended September 30, 2013, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $98,000 and $8.0 million of unproved properties to proved properties for the three and nine months ended September 30, 2013, respectively, related to acreage in Marcellus East. For the nine months ended September 30, 2012, management's evaluation of unproved properties resulted in an impairment and the Company reclassified $19.1 million of unproved properties to proved properties due to a decline in natural gas prices and the suspension of drilling activity in East Texas.

The full cost method of accounting for natural gas and oil properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the present value of estimated future cash flow from proved natural gas, condensate, oil and NGLs reserves reduced by future operating expenses, development expenditures, abandonment costs (net of salvage) to the extent not included in natural gas and oil properties pursuant to authoritative guidance and estimated future income taxes thereon. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of natural gas and oil properties is not reversible at a later date even if natural gas and oil prices increase. The ceiling calculation dictates that the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect are held constant indefinitely. The 12-month unweighted arithmetic average of the first-day-of-the-month prices are adjusted for basis and quality differentials in determining the present value of the reserves. The table below sets forth relevant pricing assumptions utilized in the quarterly ceiling test computations for the respective periods noted before adjustment for basis and quality differentials:

	2013
	Total Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)		$3.61	$3.44	$2.95
West Texas Intermediate oil price (per Bbl)		$91.69	$88.13	$89.17
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—

	2012
	Total Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)		$2.83	$3.15	$3.73
West Texas Intermediate oil price (per Bbl)		$91.48	$92.17	$94.65
Impairment recorded (pre-tax) (in thousands)	$150,787	$78,054	$72,733	$—

Future declines in the 12-month average of natural gas, condensate, oil and NGLs prices could result in the recognition of future ceiling impairments.
Chesapeake Acquisition
On March 28, 2013, Gastar USA entered into a Purchase and Sale Agreement by and among Chesapeake Exploration, L.L.C., Arcadia Resources, L.P., Jamestown Resources, L.L.C., Larchmont Resources, L.L.C. (together, the “Chesapeake Parties”) and Gastar USA (the “Chesapeake Purchase Agreement”). Pursuant to the Chesapeake Purchase Agreement, Gastar USA was to acquire approximately 157,000 net acres of Oklahoma oil and gas leasehold interests from the Chesapeake Parties, including production from interests in 206 producing wells located in Oklahoma (the “Chesapeake Assets”). The Chesapeake Purchase Agreement contained customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the Chesapeake Purchase Agreement. On June 7, 2013, the parties to the Chesapeake Purchase Agreement entered into an Amendment to Purchase and Sale Agreement, dated June 7, 2013, in order to revise the description of the properties to be acquired and to evidence the withdrawal of Arcadia Resources, L.P. and Jamestown Resources, L.L.C. from the Chesapeake Purchase Agreement. Pursuant to the Chesapeake Purchase Agreement, as amended, on June 7, 2013, Gastar USA completed the acquisition of the Chesapeake Assets for a final adjusted purchase price of $69.4 million, reflecting adjustment for an acquisition effective date of October 1, 2012.
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

Hunton Joint Venture
Effective July 1, 2013, Gastar USA's working interest partner in its original AMI in Oklahoma exercised its rights to acquire approximately 12,800 net acres and certain proved properties that Gastar USA acquired pursuant to the Chesapeake Purchase Agreement for a total payment of $12.1 million, of which $133,000 was deemed to be a reimbursement of transaction and integration costs associated with the acquisition and was recorded as a reduction of the Company's general and administrative expense.
Hunton Divestiture
On July 2, 2013, Gastar USA entered into a purchase and sale agreement with Newfield Exploration Mid-Continent Inc. (“Newfield”), dated July 2, 2013, pursuant to which Newfield acquired approximately 76,000 net acres of oil and gas leasehold interests in Kingfisher and Canadian Counties, Oklahoma from Gastar USA and Gastar USA acquired approximately 2,260 net acres of Oklahoma oil and gas leasehold interests from Newfield. The transaction closed on August 6, 2013 for a net cash purchase price of approximately $54.0 million, adjusted for an acquisition effective date of May 1, 2013. The Company did not record a gain or loss related to the divestiture as it was not significant to the full cost pool.
WEHLU Acquisition
On September 4, 2013, Gastar USA entered into a Purchase and Sale Agreement, dated September 4, 2013, by and among Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (the “Lime Rock Parties”) and Gastar USA (the “WEHLU Purchase Agreement”). Pursuant to the WEHLU Purchase Agreement, Gastar USA will acquire a 98.3% working interest (80.5% net revenue interest) in 24,000 net acres of the West Edmond Hunton Lime Unit (“WEHLU”) located in Kingfisher, Logan and Oklahoma Counties, Oklahoma, for a cash purchase price of $187.5 million, subject to, among other customary adjustments, adjustment for an acquisition effective date of August 1, 2013 (the “WEHLU Acquisition”). The Company paid a deposit of $9.4 million, which is currently recorded as an other asset and will be applied to the purchase price at closing. The closing of the WEHLU Acquisition is subject to satisfaction of customary closing conditions and delivery of the total acquisition purchase price. Gastar USA anticipates the WEHLU Acquisition will close in late November 2013.
Hilltop Area, East Texas Sale
On April 19, 2013, Gastar Exploration Texas, LP (“Gastar Texas”) and Gastar USA entered into a Purchase and Sale Agreement by and among Gastar Texas, Gastar USA and Cubic Energy, Inc. (“Cubic Energy”) (the “East Texas Sale Agreement”). Pursuant to the East Texas Sale Agreement, as amended, on October 2, 2013, Cubic Energy acquired from Gastar Texas approximately 31,800 gross (16,300 net) acres of leasehold interests in the Hilltop area of East Texas in Leon and Robertson Counties, Texas, including production from interests in producing wells, for net proceeds of approximately $43.9 million, reflecting adjustment for accounting effective date of January 1, 2013 and other customary adjustments and of which $4.7 million was previously received as a deposit and was accounted for in other liabilities at September 30, 2013. The Company will not record a gain or loss related to the divestiture as it was not significant to the full cost pool.
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
The Atinum Joint Venture's initial three-year development program called for the partners to drill a minimum of 12 horizontal wells in 2011 and 24 operated horizontal wells in each of 2012 and 2013, respectively, for a total of 60 wells to be drilled. At December 31, 2012, 38 gross operated wells were on production under the Atinum Joint Venture. Due to natural gas price declines, Atinum and Gastar USA agreed to reduce the 2013 minimum wells to be drilled requirement to 19 wells which will result in 57 gross wells on production at December 31, 2013, compared to the 60 gross wells originally agreed upon. As of September 30, 2013, all 57 gross wells were on production as agreed upon.

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

•
Maintenance of a maximum ratio of indebtedness to EBITDA, as of the fiscal quarter ending September 30, 2013, of not greater than 4.25 to 1.0, and for each quarter thereafter, of not greater than 4.0 to 1.0; and

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

On October 18, 2013, Gastar USA, together with the parties thereto, entered into the Agreement and Amendment No. 2 (“Amendment No. 2”) to Second Amended and Restated Credit Agreement, dated as of June 7, 2013. Amendment No. 2 amended the New Revolving Credit Facility to, among other things, (i) increase the aggregate principal amount of 8 5/8% Senior Secured Notes due 2018 permitted to be issued from $200.0 million to $325.0 million, (ii) allow for the issuance by Gastar USA of Series B Preferred Stock and (iii) increase the aggregate amount of cash dividends permitted to be paid to preferred stockholders from $12.5 million to $20.0 million.
Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. Gastar USA and its lenders may request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. At September 30, 2013, the New Revolving Credit Facility had a borrowing base of $50.0 million, with $0 borrowings outstanding and availability of $50.0 million. The next regularly scheduled redetermination is set for November 2013. Future increases in the borrowing base in excess of the $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the Notes agreement (as discussed below in “Senior Secured Notes”).
At September 30, 2013, Gastar USA was in compliance with all financial covenants under the New Revolving Credit Facility.

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
At September 30, 2013, the Notes reflected a balance of $194.8 million, net of unamortized discounts of $5.2 million, on the condensed consolidated balance sheets.

5.	Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. For the three and nine months ended September 30, 2013, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $8.0 million of unproved properties to proved properties as of September 30, 2013 related to acreage in Marcellus East. For the nine months ended September 30, 2012, the Company reclassified $19.1 million of unproved properties to proved properties due to a decline in natural gas prices and the suspension of drilling activity in East Texas. As no other fair value measurements are required to be recognized on a non-recurring basis at September 30, 2013, no additional disclosures are provided at September 30, 2013.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$21,375	$—	$—	$21,375
Commodity derivative contracts	—	—	9,658	9,658
Liabilities:
Commodity derivative contracts	—	—	(794)	(794)
Total	$21,375	$—	$8,864	$30,239

	Fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$8,901	$—	$—	$8,901
Commodity derivative contracts	—	—	9,168	9,168
Liabilities:
Commodity derivative contracts	—	—	(2,703)	(2,703)
Total	$8,901	$—	$6,465	$15,366

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2013 and 2012. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$4,335	$15,460	$6,465	$15,873
Total gains (losses) (realized or unrealized):
included in earnings	(5,263)	(2,045)	(2,229)	4,594
Purchases	9,470	—	9,470	—
Issuances	—	—	—	—
Settlements (1)	322	(4,314)	(4,842)	(11,366)
Transfers in and (out) of Level 3	—	—	—	—
Balance at end of period	$8,864	$9,101	$8,864	$9,101
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at September 30, 2013 and 2012	$(5,004)	$(5,403)	$(7,156)	$(4,123)
 _________________________________

(1)	Included in total revenues on the statement of operations.
At September 30, 2013, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at September 30, 2013 was $199.3 million based on quoted market prices of the senior secured notes (Level 1).
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
All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses are recorded in the statement of operations in unrealized hedge gain (loss), while realized gains and losses related to contract settlements are recognized in natural gas, condensate, oil and NGLs revenues. For the three months ended September 30, 2013 and 2012, the Company reported unrealized losses of $5.0 million and $5.4 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative instruments. For the nine months ended September 30, 2013 and 2012, the Company reported unrealized losses of $7.2 million and a $4.1 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative instruments.
As of September 30, 2013, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtus)
2013	Fixed price swap	5,000	460,000	$3.65	$—	$—	$—	$—
2013	Fixed price swap	1,500	138,000	$3.85	$—	$—	$—	$—
2013	Fixed price swap	1,500	138,000	4.00	—	—	—	—
2013	Fixed price swap	3,000	276,000	4.06	—	—	—	—
2013	Fixed price swap	2,500	230,000	4.05	—	—	—	—
2013	Fixed price swap	12,663	1,165,000	3.87	—	—	—	—
2013 (1)	Fixed price swap	2,500	77,500	4.05	—	—	—	—
2013 (2)	Protective spread	2,500	152,500	4.05	—	3.79	—	—
2013 (1)	Costless collar	2,500	77,500	—	5.00	—	—	6.45
2013 (2)	Short calls	2,500	152,500	—	—	—	—	6.45
2013	Call spread	2,500	230,000	—	—	—	4.75	5.25
2013	Basis - HSC (4)	4,000	368,000	(0.11)	—	—	—	—
2014	Short calls	2,500	912,500	—	—	—	—	4.59
2014	Costless three-way collar	10,500	3,832,500	—	3.88	3.00	—	4.53
2014	Fixed price swap	11,136	4,064,500	4.06	—	—	—	—
2015	Fixed price swap	3,000	1,095,000	4.00	—	—	—	—
2015	Fixed price swap	2,500	912,500	4.06	—	—	—	—
2016	Fixed price swap	2,000	732,000	4.11	—	—	—	—
 _______________________________

(1)	For the period July to October 2013.

(2)	For the period November to December 2013.

(3)	East Houston-Katy - Houston Ship Channel.

As of September 30, 2013, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2013	Fixed price swap	250	23,000	$103.95	$—	$—	$—
2013	Fixed price swap	850	78,200	99.77	—	—	—
2013	Fixed price swap	400	36,800	94.86	—	—	—
2013	Fixed price swap	611	56,200	92.80	—	—	—
2013 (2)	Put	1,000	31,000	—	103.00	—	—
2014 (3)	Fixed price swap	300	54,300	98.05	—	—	—
2014 (3)	Fixed price swap	550	99,550	95.15	—	—	—
2014 (3)	Put	900	162,900	—	98.00	—	—
2014 (4)	Fixed price swap	200	36,800	93.00	—	—	—
2014 (4)	Fixed price swap	350	64,400	91.55	—	—	—
2014 (4)	Put	750	138,000	—	93.00	—	—
2014	Costless collar	200	73,000	—	98.00	—	98.00
2014	Fixed price swap	500	182,500	91.10	—	—	—
2014	Fixed price swap	270	98,500	90.77	—	—	—
2014 (5)	Put spread	200	24,400	—	93.00	73.00	—
2015	Producer three-way collar	345	126,100	—	85.00	65.00	97.80
2015	Producer three-way collar	400	146,000	—	85.00	70.00	96.50
2015	Put spread	250	91,250	—	89.00	69.00	—
2015 (6)	Producer three-way collar	150	27,150	—	85.00	65.00	96.25
2015 (6)	Put spread	700	126,700	—	90.00	70.00	—
2015 (7)	Producer three-way collar	50	9,200	—	85.00	65.00	96.25
2015 (7)	Put spread	600	110,400	—	87.00	67.00	—
2016	Producer three-way collar	275	100,600	—	85.00	65.00	95.10
2016	Producer three-way collar	330	120,780	—	80.00	65.00	97.35
2016	Put spread	550	201,300	—	85.00	65.00	—
2016	Put spread	300	109,800	—	85.50	65.50	—
2017	Producer three-way collar	242	88,150	—	80.00	60.00	98.70
2017	Producer three-way collar	280	102,200	—	80.00	65.00	97.25
2017	Put spread	500	182,500	—	82.00	62.00	—
2018	Put spread	425	103,275	—	80.00	60.00	—
 _______________________________

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

(2)	For the period December 2013.

(3)	For the period January to June 2014.

(4)	For the period July to December 2014.

(5)	For the period September to December 2014.

(6)	For the period January to June 2015.

(7)	For the period July to December 2015.

As of September 30, 2013, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2013	Fixed price swap	150	13,800	$41.06
2013	Fixed price swap	350	32,200	39.38
As of September 30, 2013, all of the Company’s economic derivative hedge positions were with multinational energy companies or large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.
In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period December 2013 through August 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company will begin amortizing the deferred put premium liabilities in December 2013. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	September 30, 2013	December 31, 2012

Current commodity derivative premium put payable	$1,819	$—
Long-term commodity derivative premium payable	7,651	—
Total unamortized put premium liabilities	$9,470	$—

Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$2,259	$7,799
Commodity derivative contracts	Other assets	7,399	1,369
Commodity derivative contracts	Current liabilities	(794)	(1,399)
Commodity derivative contracts	Long-term liabilities	—	(1,304)
Total derivatives not designated as hedging instruments		$8,864	$6,465

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	September 30, 2013	September 30, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas, condensate, oil and NGLs revenues	$(259)	$3,404
Commodity derivative contracts	Unrealized hedge loss	(5,004)	(5,403)
Commodity derivative contracts	Interest expense	—	(46)
Total		$(5,263)	$(2,045)

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Nine Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	September 30, 2013	September 30, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Natural gas, condensate, oil and NGLs revenues	$4,927	$8,847
Commodity derivative contracts	Unrealized hedge loss	(7,156)	(4,123)
Commodity derivative contracts	Interest expense	—	(130)
Total		$(2,229)	$4,594

7.	Capital Stock

Other Share Issuances
The following table provides information regarding the issuances and forfeitures of Parent’s common shares pursuant to Parent’s 2006 Long-Term Stock Incentive Plan (the “2006 Plan”) for the periods indicated:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Other share issuances:
Restricted common shares granted	41,212	2,219,115
Restricted common shares vested	123,250	753,779
Common shares surrendered upon vesting (1)	32,751	222,144
Common shares forfeited	466,535	512,862
 __________________

(1)	Represents common shares forfeited in connection with the payment of estimated withholding taxes on restricted common shares that vested during the period.

On June 7, 2012, Parent's shareholders voted to approve the Second Amendment to the 2006 Plan. This amendment, effective June 3, 2012, increased the total number of shares available for issuance under the plan from 6,000,000 shares to 11,000,000 shares. There were 1,931,793 shares available for issuance under the 2006 Plan at September 30, 2013.
Shares Reserved
At September 30, 2013, Parent had 909,100 common shares reserved for the exercise of stock options.
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
Gastar USA Common Stock
Prior to its conversion, as described below, Gastar USA’s articles of incorporation allowed Gastar USA to issue 1,000 shares of common stock, without par value. There were 750 shares issued and outstanding at September 30, 2013 and December 31, 2012, all of which were held by Parent.
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
On October 25, 2013, Gastar USA filed an Amended and Restated Certificate of Incorporation (the “A&R Certificate”) with the Secretary of State of the State of Delaware. Under the A&R Certificate, the capital stock authorized for issuance was increased from 1,000 shares of common stock, without par value, to 275,000,000 shares of common stock, par value $0.001 per share.
Gastar USA Series A Preferred Stock
Prior to the Conversion, Gastar USA’s articles of incorporation did not authorize issuance of preferred stock.
Following the Conversion, Gastar USA’s new Delaware certificate of incorporation allows Gastar USA to issue 10,000,000 shares of preferred stock, with $0.01 par value. The preferred stock may be issued from time to time in one or more series. Gastar USA’s Board of Directors (the “Gastar USA Board”) is authorized to fix the number of shares of any series of preferred stock and to determine the designation of any such series. The Gastar USA Board is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock and, within the limits and restrictions stated in any resolution or resolutions of the Gastar USA Board originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series outstanding) the number of shares of any series subsequent to the issues shares of that series.
For the nine months ended September 30, 2013, Gastar USA sold 6,906 shares of Series A Preferred Stock under its at the market preferred share purchase agreement (the “ATM Agreement”) for net proceeds of $136,000. At September 30, 2013, there were 3,958,160 total shares of Series A Preferred Stock issued and outstanding. Subsequent to September 30, 2013, Gastar USA did not sell any additional shares of Series A Preferred Stock under the ATM Agreement.
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

Gastar USA pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three and nine months ended September 30, 2013, Gastar USA recognized dividend expense of $2.1 million and $6.4 million, respectively.

Gastar USA Series B Preferred Stock
On October 25, 2013, Gastar USA filed the A&R Certificate with the Secretary of State of the State of Delaware. Under the A&R Certificate, the capital stock authorized for issuance was increased from 10,000,000 shares of preferred stock, par value $0.01 per share, to 40,000,000 shares of preferred stock, par value $0.01 per share. On October 31, 2013 Gastar USA filed a Certificate of Designation of Rights and Preferences (the “Certificate of Designation”) to its Certificate of Incorporation for the Series B Preferred Stock with the Secretary of State of the State of Delaware with respect to 10,000,000 shares of Series B Preferred Stock.

On October 29, 2013, Gastar USA announced the pricing of an underwritten public offering of 2,000,000 shares of its 10.75% Series B Cumulative Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share (the “Series B Preferred Stock”). On November 1, 2013, the underwriters partially exercised their option to purchase additional shares of Series B Preferred Stock and will purchase an additional 140,000 shares of Series B Preferred Stock. The issuance of the 2,140,000 shares of Series B Preferred Stock is expected to close on or about November 5, 2013 with total net proceeds to Gastar USA from the offering expected to be approximately $50.1 million after deducting underwriting commissions and estimated offering expenses.

The Series B Preferred Stock will rank senior to Gastar USA’s common stock and on parity with its 8.625% Series A Cumulative Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock will be subordinated to all of Gastar USA’s existing and future debt and all future capital stock designated as senior to the Series B Preferred Stock. The Parent has entered into a guarantee agreement, whereby it will fully and unconditionally guarantee the payment of dividends that have been declared by the board of directors of Gastar USA, amounts payable upon redemption or liquidation, dissolution or winding up, and any other amounts due with respect to the Series B Preferred Stock, to the extent described in the guarantee agreement. Parent’s obligations with respect to the guarantee will be effectively subordinated to all of its existing and future debt.

Except upon a change in ownership or control, the Series B Preferred Stock may not be redeemed before November 15, 2018, at or after which time it may be redeemed at Gastar USA’s option for $25.00 per share in cash. Following a change in ownership or control, Gastar USA will have the option to redeem the Series B Preferred Stock, in whole but not in part for $25.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), up to, but not including the redemption date. If Gastar USA does not exercise its option to redeem the Series B Preferred Stock upon a change of ownership or control, the holders of the Series B Preferred Stock have the option to convert the shares of Series B Preferred Stock into up to and aggregate of 11.5207 shares of Gastar USA’s common stock per share of Series B Preferred Stock, subject to certain adjustments. If Gastar USA exercises any of its redemption rights relating to shares of Series B Preferred Stock, the holders of Series B Preferred Stock will not have the conversion right described above with respect to the shares of Series B Preferred Stock called for redemption. Notwithstanding any of the foregoing, if a change of ownership or control occurs prior to the consummation of the Reorganization Transactions (as defined in the Certificate of Designation), (i) the holders of Series B Preferred Stock shall not have the conversion right described above and (ii) the dividend rate shall increase to 12.75%.

There is no mandatory redemption of the Series B Preferred Stock.

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
The table below provides a summary of PBUs as of the date indicated:

	PBUs	Fair Value per Unit
Unvested PBUs at December 31, 2012	—	$—
Granted	1,192,889	1.56
Vested	—	—
Forfeited	(127,155)	—
Unvested PBUs at September 30, 2013	1,065,734	$1.56
For the three and nine months ended September 30, 2013, the Company recognized $217,000 and $722,000, respectively, of compensation expense associated with the PBUs granted on January 30, 2013.

9.	Interest Expense
The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense:
Cash and accrued	$4,376	$549	$8,238	$1,272
Amortization of deferred financing costs (1)(2)	340	60	1,790	157
Capitalized interest	(1,277)	(579)	(2,435)	(1,343)
Total interest expense	$3,439	$30	$7,593	$86
 __________________

(1)
The nine months ended September 30, 2013 includes $1.2 million of deferred financing costs written off as a result of the new Revolving Credit Facility. See Note 4, “Long-Term Debt - Second Amended and Restated Revolving Credit Facility.”

(2)	The three and nine months ended September 30, 2013 includes $221,000 and $330,000, respectively, of debt discount accretion related to the Notes.

10.	Related Party Transactions
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
As of September 30, 2013, Chesapeake Energy Corporation did not own any of Parent’s outstanding common shares.

11.	Income Taxes
For the three and nine months ended September 30, 2013 and 2012, respectively, the Company did not recognize a current income tax benefit or provision due to the Company being in a net operating loss position for both periods.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share and share data)
Net income (loss) attributable to Gastar Exploration Ltd.	$(3,942)	$(83,457)	$43,308	$(163,802)

Weighted average common shares outstanding - basic	57,359,357	63,601,645	61,159,117	63,494,224
Incremental shares from unvested restricted shares	—	—	2,565,888	—
Incremental shares from outstanding PBUs	—	—	246,033	—
Weighted average common shares outstanding - diluted	57,359,357	63,601,645	63,971,038	63,494,224

Net income (loss) per common share attributable to Gastar Exploration Ltd. Common Shareholders:
Basic	$(0.07)	$(1.31)	$0.71	$(2.58)
Diluted	$(0.07)	$(1.31)	$0.68	$(2.58)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	—	1,878,355	41,212	1,654,439
Stock options	756,200	979,725	919,100	926,271
Total	756,200	2,858,080	960,312	2,580,710

13.	Commitments and Contingencies
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
On the same day that the Company entered into the Settlement Agreement, Gastar USA entered into an agreement for the acquisition of certain properties from Chesapeake. The closing of the proposed property acquisition, stock repurchase and settlement for an adjusted aggregate cash payment of $80.0 million, comprised of approximately $69.4 million in property acquisition costs (subject to adjustment for an acquisition effective date of October 1, 2012), stock repurchase price of approximately $9.8 million and an additional $1.0 million for litigation settlement occurred on June 7, 2013. On March 31, 2013, following notification to the Court regarding the execution of the settlement agreement, the Court in the Chesapeake lawsuit entered an order of dismissal, without prejudice to the right of counsel of record to move for reinstatement of the case within 90 days in the event the settlement is not consummated.
The acquisition transaction closed on June 7, 2013, and the payments described above were made as provided in the Settlement Agreement and the agreement for acquisition of properties from Chesapeake. Thereafter, the parties to the Chesapeake lawsuit filed a stipulation of dismissal of prejudice, and on June 11, 2013, the court entered an order dismissing the case with prejudice.
Gastar Exploration USA, Inc., et al v. Williams Ohio Valley Midstream LLC (American Arbitration Association Matter No. 70-198-Y-00461-13). On July 16, 2013, Gastar USA and two similarly situated co-claimants initiated an arbitration proceeding against Williams Ohio Valley Midstream LLC (“Williams OVM”). The claimants allege that Williams OVM has breached various agreements relating to the gathering, processing and marketing of natural gas, NGLs and condensate produced from properties that are owned in part by Gastar USA in the Marcellus Shale in Marshall and Wetzel Counties, West Virginia, and request that an Arbitration Panel assess an unspecified amount of damages against Williams OVM for, among other claims, failure to timely construct certain gathering and processing facilities, maximize the net value of produced condensation, and fractionate and purchase NGLs as provided in the agreements. On August 7, 2013, Williams OVM filed an answering statement and counterclaim for damages in excess of $612,000 in the arbitration matter. The arbitration has been scheduled for a final hearing in October 2014. Gastar USA intends to vigorously pursue its rights in the arbitration matter against Williams OVM.
Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District. On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million. The combined coverage limits under the directors and officers liability coverage is $20.0 million. The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012. The Company appealed the District Court ruling and on July 15, 2013, the Fourteenth Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The District Court proceedings will include, but not be limited to, a determination of whether the Company's claims are securities claims covered by the insuring agreements. The insurers have filed a motion for reconsideration in the Court of Appeals. The insurers may seek discretionary review from the Texas Supreme Court if they do not succeed with their motion for rehearing.
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

14.	Statement of Cash Flows – Supplemental Information
The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash paid for interest	$1,920	$1,280
Non-cash transactions:
Capital expenditures excluded from accounts payable and accrued drilling costs	(8,335)	724
Capital expenditures excluded from prepaid expenses	—	99
Asset retirement obligation included in natural gas and oil properties	1,795	229
Asset retirement obligation assigned to operator	(362)	(2,099)
Application of advances to operators	14,443	5,848
Other	61	—

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
Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	our ability to successfully complete the WEHLU Acquisition from the Lime Rock Parties and integrate the acquired assets with ours and realize the anticipated benefits from the transaction;

•	our ability to successfully integrate the Mid-Continent assets we acquired from Chesapeake with ours and realize the anticipated benefits from the transaction;

•	the supply and demand for natural gas, condensate, oil and NGLs;

•	low and/or declining prices for natural gas, condensate, oil and NGLs;

•	price volatility of natural gas, condensate, oil and NGLs;

•	worldwide political and economic conditions and conditions in the energy market;

•	our ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;

•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or fulfill their obligation to us;

•	failure of our joint interest partners to fund any or all of their portion of any capital program;

•	the ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	uncertainties about the estimated quantities of natural gas and oil reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;

•	strength and financial resources of competitors;

•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	availability and cost of processing and transportation;

•	changes or advances in technology;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are an independent energy company engaged in the exploration, development and production of natural gas, condensate, oil and NGLs in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of natural gas and oil properties with an emphasis on unconventional reserves, such as shale resource plays. We are currently pursuing the development of liquids-rich natural gas in the Marcellus Shale in West Virginia and the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play in Oklahoma. We also hold prospective Marcellus Shale acreage in Pennsylvania. We sold substantially all of our East Texas assets on October 2, 2013.
Parent is a Canadian corporation, incorporated in Alberta in 1987 and subsisting under the Business Corporations Act (Alberta), with its common shares listed on the NYSE MKT under the symbol “GST.” On August 2, 2013, Parent obtained a Final Order from the Court of Queen's Bench of Alberta, as amended on September 17, 2013 and October 28, 2013, approving a plan of arrangement pursuant to which Parent shall continue (reincorporate) in Delaware as a Delaware corporation upon properly filing the articles of arrangement. Parent is a holding company. Substantially all of the Company’s operations are conducted through, and substantially all of its assets are held by, Parent’s primary operating subsidiary, Gastar USA, and its subsidiaries. Gastar USA’s Series A Preferred Stock is listed on the NYSE MKT under the symbol “GST.PRA.”

Our current operational activities are conducted primarily in the U.S. As of September 30, 2013, our major assets consist of approximately 86,800 gross (65,200 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, approximately 181,700 gross (99,500 net) acres in Oklahoma and approximately 32,400 gross (16,600 net) acres in the Bossier play in the Hilltop area of East Texas. On June 7, 2013, we acquired approximately 232,500 gross (157,000 net) acres in the Hunton Limestone play in Oklahoma, and effective July 1, 2013, our working interest partner in the original AMI in Oklahoma exercised its rights to acquire approximately 12,800 net acres and certain proved properties associated with this acquisition. In addition, on August 6, 2013, we sold approximately 76,000 net acres in Kingfisher and Canadian Counties, Oklahoma to Newfield Exploration Mid-Continent Inc. (“Newfield”) and acquired from them approximately 2,260 net acres of Oklahoma oil and gas leasehold interests, resulting in net proceeds to us of approximately $54.0 million. On October 2, 2013, we completed the sale of substantially all of the approximately 32,400 gross (16,600 net) acres in the Bossier play in the Hilltop area of East Texas to Cubic Energy for total cash consideration of approximately $43.9 million.
The following discussion addresses material changes in our results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 and material changes in our financial condition since December 31, 2012. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2012 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as otherwise noted, there are no material differences between the consolidated information for the Company presented herein and the consolidated information of Gastar USA.
Natural Gas and Oil Activities
The following provides an overview of our major natural gas and oil projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Marcellus Shale and Other Appalachia. The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of September 30, 2013, our acreage position in the play was approximately 86,800 gross (65,200 net) acres. We refer to the approximately 31,800 gross (13,700 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 55,000 gross (51,500 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play. We continue to opportunistically swap acreage with adjacent operators in order to optimize our acreage and maximize horizontal lateral lengths.
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
The Atinum Joint Venture's initial three-year development program called for the partners to drill a minimum of 12 horizontal wells in 2011 and 24 horizontal wells in each of 2012 and 2013, respectively, resulting in a total of 60 gross operated wells to be drilled. Due to natural gas price declines, Atinum and Gastar USA agreed to reduce the 2012 and 2013 minimum wells to be drilled requirement resulting in a plan to drill and complete 57 gross (27.0 net) wells by December 31, 2013. As of September 30, 2013, we had drilled and completed 57 gross (27.0 net) operated wells. All of our 2012 Marcellus Shale well operations were, and all of our 2013 Marcellus Shale well operations have been and will continue to be, under the Atinum Joint Venture.

As of September 30, 2013, our operated wells capable of production in Marshall County, West Virginia were comprised of the following:

Pad	Gross Well Count	Net Well Count	Working Interest	Net Revenue Interest	Average Lateral Length (in feet)(1)	Date on Production

Corley	4.0	1.6	40.8%	35.4%	4,700	December 2011
Simms	3.0	1.5	50.0%	43.2%	4,900	December 2011
Hall	3.0	1.2	40.0%	34.7%	4,300	January 2012
Hendrickson	5.0	2.0	40.0%	34.7%	4,600	April 2012
Accettolo	3.0	1.5	50.0%	40.2%	4,600	June 2012
Burch Ridge	5.0	2.5	50.0%	41.5%	5,500	August 2012
Wayne	4.0	2.0	50.0%	40.6%	5,000	September 2012
Wengerd	7.0	3.2	45.0%	37.7%	4,900	November 2012
Lily	4.0	2.0	50.0%	40.6%	5,300	December 2012
Shields	10.0	5.0	50.0%	41.5%	3,400	February and May 2013
Addison	5.0	2.5	50.0%	41.7%	5,000	March 2013
Goudy	4.0	2.0	50.0%	40.5%	6,100	August 2013
	57.0	27.0
 _________________________________

(1)	Average well lateral length approximates the actual average well lateral length for the pad wells.

As of September 30, 2013 and currently as of the date of this report, we had drilling operations at various stages on the following wells in Marshall County, West Virginia:

Pad	Gross Well Count	Net Well Count	Working Interest	Estimated Net Revenue Interest	Average Lateral Length (in feet)(1)	Status	Estimated Production Date

Goudy(2)	3.0	1.5	50.0%	40.5%	6,100	Waiting on completion	Second Quarter 2014
Armstrong	9.0	4.5	50.0%	40.5%	5,000	Topholes in progress	Third Quarter 2014
	12.0	6.0
 _________________________________

(1)
Average well lateral length approximates the actual average well lateral length for wells that have been completed and the estimated average well lateral length for wells that have not been completed on a pad.

(2)	Goudy pad to ultimately have nine wells - four of which were placed on production in August 2013 and the remaining of which are scheduled to be on production in the second quarter of 2014.
For the three and nine months ended September 30, 2013, net production from the Marcellus Shale averaged approximately 43.0 MMcfe/d and 38.6 MMcfe/d, respectively, compared to 23.3 MMcfe/d and 19.4 MMcfe/d, respectively, for the three and nine months ended September 30, 2012. Since the inception of our operations in the Marcellus Shale in 2011, our operated production and sales in West Virginia have been curtailed by issues with condensate handling, dehydration limitations, high line pressures and excessive unscheduled system down-time on a third-party-operated gathering system. The gathering system operator has continually taken steps to attempt to resolve these issues. In May 2012, dehydration capacity was increased from 40 MMcf/d to 70 MMcf/d and compression was added to reduce line pressure to approximately 550 psi at the Corley CRP. In late March 2013, a second CRP was added at our Burch Ridge pad with additional dehydration capacity, bringing total dehydration capacity for our natural gas production to approximately 140 MMcf/d. In mid-April 2013, compression was added at the Burch Ridge CRP to reduce line pressures to approximately 550 psi. We estimate that third-party gathering system downtime and high line pressure during the third quarter of 2013 resulted in reduced production of approximately 2.8 MMcfe/d, or 5% of total production, compared to 7.6 MMcfe/d, or 13%, of total second quarter 2013 production and 16.4 MMcfe/d, or 40%, of total first quarter 2013 production. For the quarter ended September 30, 2012, we estimate that gathering system downtime and high line pressure negatively impacted production by approximately 6.0 MMcfe/d, or 16% of total production. We estimate that gathering system downtime for the nine months ended September 30, 2013 resulted in reduced production of approximately 9.0 MMcfe/d, or 17% of total production for the nine months ended September 30, 2013 compared to reduced production of approximately 4.9 MMcfe/d, or 14% of total production for the nine months ended September 30, 2012. We are continuing to work with the third-party gathering system operator to resolve mid-stream downtime issues on our operated Marcellus Shale wells. Currently, we are experiencing no significant curtailment or high line pressure issues on our Marcellus West production on the third-party gathering system. On July 16, 2013, we initiated an arbitration proceeding requesting damages against the gathering system operator for, among other claims, failure to timely construct certain gathering and processing facilities, maximize the net value of produced condensation, and fractionate and purchase NGLs as provided in the agreements, see Part I, Item 1. “Financial Statements, Note 13, “Commitments and Contingencies” of this report. In the event that the third-party gathering system operator is unable to resolve these issues, we have developed a plan that we believe could be implemented in approximately four to six months whereby a new third party would handle all of our condensate production. During October 2013, our Marcellus Shale production was negatively impacted by a leak in the third-party operated pipeline. The leak has been repaired, however, we estimate that the downtime will result in an estimated loss of approximately 1.3 MMcfe/d of fourth quarter 2013 total production.
Mid-Continent Horizontal Oil Play. At September 30, 2013, we held leases covering approximately 181,700 gross (99,500 net) acres in Major, Garfield, Canadian and Kingfisher Counties, Oklahoma in the Hunton Limestone horizontal oil play.
On June 7, 2013, Gastar USA acquired approximately 157,000 net acres of Oklahoma oil and gas leasehold interests in Canadian and Kingfisher Counties, Oklahoma from the Chesapeake Parties, including production from interests in 206 producing wells located in Oklahoma, for an adjusted cash purchase price of approximately $69.4 million (reflecting adjustment for an acquisition effective date of October 1, 2012). The Chesapeake Purchase Agreement contains customary representations, warranties and covenants, including provisions for indemnification, subject to the limitations described in the Chesapeake Purchase Agreement. Effective July 1, 2013, Gastar USA's working interest partner in its original AMI in Oklahoma exercised its rights to acquire approximately 12,800 net acres and certain proved properties that Gastar USA acquired pursuant to the Chesapeake Purchase Agreement for a total payment of $12.1 million. In addition, on August 6, 2013, we sold approximately 76,000 net acres in Kingfisher and Canadian Counties, Oklahoma to Newfield for an adjusted purchase price of approximately $54.0 million cash and approximately 2,260 net acres of Oklahoma oil and gas leasehold interests.
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

As of September 30, 2013 and currently as of the date of this report, we had production and drilling operations at various stages on the following wells in our original AMI in the Hunton Limestone formation:

				Average Production Rates(1)
Well Name	Current Working Interest	Current Approximate Net Revenue Interest	Approximate Lateral Length (in feet)	Oil (Bbl/d)	Natural Gas (Mcf/d)	BOE/d	Status	Approximate Gross Costs to Drill & Complete ($ millions)

Mid-Con 1H	50.0%	39.0%	4,200	18	63	29	Producing - October 5, 2012	$5.0
Mid-Con 2H	50.0%	39.0%	4,100	291	1,432	529	Producing - February 15, 2013(2)	$5.3
Mid-Con 3H(3)	70.9%	55.3%	4,300	54	20	58	Producing - April 4, 2013(4)	$5.1
Mid-Con 4H	50.0%	39.0%	4,200	57	217	94	Producing - April 24, 2013(5)	$4.8
Mid-Con 5H	50.0%	39.0%	4,600	248	478	327	Producing - August 23, 2013(6)	$6.1
Mid-Con 6H	50.0%	39.0%	4,100	N/A	N/A	N/A	Initial flowback - October 6, 2013(7)	$4.7
Mid-Con 7H	50.0%	39.0%	4,100	N/A	N/A	N/A	Completion operations in progress	$5.2
 _________________________________

(1)	Current production rates are based on the 30 days ended October 23, 2013.

(2)	Well has recovered approximately 25% of completion fluids as of October 23, 2013.

(3)
As a result of inclusion of non-consent interests, we are paying 70.9% of the drilling and completions costs to earn an approximate before payout 56.7% working interest and 44.2% net revenue interest. Upon payout of 500% of all drilling and completions costs and 300% of all operating costs, our working interest will be reduced to 50% with an approximate net revenue interest of 39%.

(4)	Well has recovered approximately 49% of completion fluids as of October 23, 2013.

(5)	Well has recovered approximately 42% of completion fluids as of October 23, 2013.

(6)
Well has recovered approximately 21% of completion fluids as of October 23, 2013. Due to mechanical issues, the well is estimated to be producing from only 8 of 20 frac stages at this time. Increase in well costs is due to the cost of side-tracking the well during the initial drilling operations.

(7)	Well has recovered approximately 14% of completion fluids as of November 4, 2013 and is currently producing 667 barrels of oil and 641 Mcf of natural gas per day.

We continue to target the horizontal laterals in the lower Hunton Limestone formation and increase the number of fracs in the horizontal lateral as warranted by log analysis. We are continuing to monitor well flow back results and remain encouraged by the high volumes of completion fluids being flowed back on recently completed wells and early oil cuts.

We spudded our first operated Hunton well, the Burton 16-1H (79% working interest and approximate 81% net revenue interest), on our existing Mid-Continent acreage at the beginning of October 2013. The well reached total depth in 26 days and completion operations will commence in early November 2013. We are planning to commence drilling operations on our second operated Hunton well, the Townsend 6-1H (100% working interest and approximate 80% net revenue interest), in early November 2013. Production operations on the Burton 16-1H and the Townsend 6-1H are expected to begin by late November 2013 and late December 2013, respectively.

We have also participated in 3.0 gross (0.9 net) wells outside of our AMI acreage targeting the Hunton Limestone formation, the Woodford Shale and the Mississippi Lime.

On September 4, 2013, we entered into the WEHLU Purchase Agreement to acquire a 98.3% working interest (80.5% net revenue interest) in 24,000 net acres of the WEHLU located in Kingfisher, Logan and Oklahoma Counties, Oklahoma, for a cash purchase price of $187.5 million, subject to, among other customary adjustments, adjustment for an acquisition effective date of August 1, 2013. We paid a deposit of $9.4 million, which will be applied to the purchase price at closing which is scheduled to occur in late November 2013.
For the three and nine months ended September 30, 2013, net production from the Mid-Continent averaged approximately 7.0 MMcfe/d and 3.9 MMcfe/d, respectively, of which 34% and 46%, respectively, was oil.
Hilltop Area, East Texas. At September 30, 2013, we held leases covering approximately 32,400 gross (16,600 net) acres in the Bossier play in the Hilltop area of East Texas in Leon and Robertson Counties. On October 2, 2013, we sold substantially all of our leasehold interests consisting of 31,800 gross (16,300 net) acres and producing wells in the Hilltop area of East Texas to Cubic Energy for net proceeds of approximately $43.9 million, reflecting adjustment for accounting effective date of January 1, 2013 and other customary adjustments and $4.7 million that was previously received as a deposit and accounted for in other liabilities at September 30, 2013.
For the three and nine months ended September 30, 2013, net production from the Hilltop area averaged approximately 9.3 MMcfe/d and 9.9 MMcfe/d, respectively, compared to 14.6 MMcfe/d and 14.1 MMcfe/d for the three and nine months ended September 30, 2012, respectively. The decrease in production is the result of natural field decline and the prior suspension of our East Texas drilling operations as a result of low natural gas prices.

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

The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Production:
Natural gas (MMcf)	3,866	2,783	10,257	7,584
Condensate and oil (MBbl)	128	42	333	106
NGLs (MBbl)	137	77	347	186
Total production (MMcfe)	5,454	3,493	14,338	9,339
Daily Production:
Natural gas (MMcf/d)	42.0	30.2	37.6	27.7
Condensate and oil (MBbl/d)	1.4	0.5	1.2	0.4
NGLs (MBbl/d)	1.5	0.8	1.3	0.7
Total daily production (MMcfe/d)	59.3	38.0	52.5	34.1
Average sales price per unit:
Natural gas per Mcf, excluding impact of realized hedging activities	$2.61	$2.27	$2.94	$1.99
Natural gas per Mcf, including impact of realized hedging activities	2.95	3.20	3.38	2.97
Condensate and oil per Bbl, excluding impact of realized hedging activities	73.40	76.54	68.26	68.93
Condensate and oil per Bbl, including impact of realized hedging activities	67.92	83.05	68.54	72.93
NGLs per Bbl, excluding impact of realized hedging activities	33.79	25.26	30.01	29.02
NGLs per Bbl, including impact of realized hedging activities	27.54	32.40	30.80	34.31
Average sales price per Mcfe, excluding impact of realized hedging activities	$4.42	$3.28	$4.41	$2.98
Average sales price per Mcfe, including impact of realized hedging activities	4.37	4.25	4.76	3.92
Selected operating expenses (in thousands):
Production taxes	$1,319	$560	$3,112	$1,494
Lease operating expenses	2,190	780	6,196	4,754
Transportation, treating and gathering	1,098	1,305	3,386	3,715
Depreciation, depletion and amortization	8,467	7,135	21,428	19,744
Impairment of natural gas and oil properties	—	78,054	—	150,787
General and administrative expense (1)	3,998	2,951	11,964	9,263
Selected operating expenses per Mcfe:
Production taxes	$0.24	$0.16	$0.22	$0.16
Lease operating expenses	0.40	0.22	0.43	0.51
Transportation, treating and gathering	0.20	0.37	0.24	0.40
Depreciation, depletion and amortization	1.55	2.04	1.49	2.11
General and administrative expense	0.73	0.84	0.83	0.99
Production costs (2)	0.61	0.60	0.64	0.86
 _________________________________

(1)
The three and nine months ended September 30, 2013 include non-recurring acquisition expenses related to the acquisition of the Chesapeake Assets and employee severance costs related to the East Texas divestiture of $529,000 and $1.9 million, respectively.

(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012
Revenues. Total natural gas, condensate, oil and NGLs revenues were $23.8 million for the three months ended September 30, 2013, up 61% from $14.8 million for the three months ended September 30, 2012. The increase in revenues was the result of a 56% increase in production and a 3% increase in weighted average realized prices. Average daily production on an equivalent basis was 59.3 MMcfe/d for the three months ended September 30, 2013 compared to 38.0 MMcfe/d for the same period in 2012. Condensate, oil and NGLs production represented approximately 29% of total production for the three months ended September 30, 2013 compared to 20% of total production for the three months ended September 30, 2012, and 29% of total production for the three months ended June 30, 2013. Production for the quarter ended September 30, 2013 increased 4% from the production for the quarter ended June 30, 2013 due to four gross (2.0 net) new Marcellus Shale horizontal wells and one gross (0.5 net) Hunton well were brought on production at approximately mid-way through the third quarter of 2013, as well as having a full quarter of production from the assets acquired from Chesapeake net of assets sold in the AMI Election disposition on July 1, 2013 and the Hunton Disposition on August 6, 2013.
Liquids revenues (condensate, oil and NGLs) represented approximately 52% of our total natural gas, condensate and oil and NGLs revenues for the three month period ended September 30, 2013 compared to 40% for the three month period ended September 30, 2012. Due to continued lower natural gas prices, we are continuing to focus our drilling activity in the liquids-rich portions of the Marcellus Shale and the Hunton Limestone oil play in Oklahoma.
During the three months ended September 30, 2013, we had commodity derivative contracts covering approximately 63% of our natural gas production, which resulted in realized gains of $1.3 million, comprised of $1.3 million in NYMEX hedge gains offset by $28,000 of regional basis losses and non-cash premium amortization of $10,000, and resulted in an increase in total price realized from $2.61 per Mcf to $2.95 per Mcf. For additional information regarding our natural gas hedging positions as of September 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended September 30, 2012, the realized effect of hedging on natural gas sales was an increase of $2.6 million in natural gas revenues resulting in an increase in total price realized from $2.27 per Mcf to $3.20 per Mcf. The 2012 realized hedge impact included a benefit of $222,000 of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $1.1 million.
During the three months ended September 30, 2013, we had commodity derivative contracts covering approximately 66% of our condensate and oil production. The realized effect of hedging on condensate and oil sales during the three months ended September 30, 2013 was a decrease of $701,000 in condensate and oil revenues resulting in a decrease in total price realized from $73.40 per Bbl to $67.92 per Bbl. For additional information regarding our oil hedging positions as of September 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended September 30, 2012, the realized effect of hedging on condensate and oil sales was an increase of $271,000 in condensate and oil revenues which resulted in an increase in total price realized from $76.54 per Bbl to $83.05 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production. On a combined liquids basis (condensate, oil and NGLs), approximately 81% of our liquids production volumes were hedged during the quarter ended September 30, 2013.
During the three months ended September 30, 2013, we had commodity derivative contracts covering approximately 95% of our NGLs production. The realized effect of hedging on NGLs sales during the three months ended September 30, 2013 was a decrease of $855,000 in NGLs revenues resulting in a decrease in total price realized from $33.79 per Bbl to $27.54 per Bbl. For additional information regarding our NGLs hedging positions as of September 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended September 30, 2012, the realized effect of hedging on NGLs sales was an increase of $547,000 in NGLs revenues which resulted in an increase in total price realized from $25.26 per Bbl to $32.40 per Bbl.
Unrealized hedge loss was $5.0 million for the three months ended September 30, 2013 compared to $5.4 million for the three months ended September 30, 2012. The decrease in unrealized hedge loss is the result of lower future NYMEX natural gas prices and future oil and NGLs prices coupled with the addition of new future hedges.
Production taxes. We reported production taxes of $1.3 million for the three months ended September 30, 2013 compared to $560,000 for the three months ended September 30, 2012. The increase in production taxes primarily resulted from higher revenues in West Virginia and Oklahoma due to increased natural gas, condensate, oil and NGLs production resulting from new wells on production and wells acquired. Production taxes for the three months ended September 30, 2013 were approximately 6% of condensate, oil and NGLs revenues compared to 4% for the three months ended September 30, 2012.
Lease operating expenses. We reported lease operating expenses (“LOE”) of $2.2 million for the three months ended September 30, 2013 compared to $780,000 for the three months ended September 30, 2012. Our total LOE was $0.40 per Mcfe for the three months ended September 30, 2013 compared to $0.22 per Mcfe for the same period in 2012. The increase in our LOE was primarily due to a $1.4 million increase in controllable LOE. This increase is primarily due to bringing new wells on production in West Virginia and Oklahoma and a reduction of $394,000 for the three months ended September 30, 2012 related to property assignments in East Texas.
Transportation, treating and gathering. We reported transportation expenses of $1.1 million for the three months ended September 30, 2013 compared to $1.3 million for the three months ended September 30, 2012, of which $951,000 and $944,000, respectively, related to our Hilltop operations in East Texas. The current quarter includes $644,000 of minimum volume requirement charges under our Hilltop gas gathering agreement compared to $509,000 of such charges in the same quarter of 2012. Such charges resulted from actual production volumes being less than minimum contractual volume requirements. Cubic Energy has assumed any future minimum volume requirement obligations.
Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $8.5 million for the three months ended September 30, 2013 up from $7.1 million for the three months ended September 30, 2012. The increase in DD&A expense was the result of a 56% increase in production offset by a 24% decrease in the DD&A rate per Mcfe. The DD&A rate for the three months ended September 30, 2013 was $1.55 per Mcfe compared to $2.04 per Mcfe for the same period in 2012. The decrease in the rate is primarily due to lower proved costs as result of $150.8 million of ceiling impairment charges recorded during the second and third quarters of 2012 combined with increased total proved reserves.
General and administrative expense. We reported general and administrative expenses of $4.0 million for the three months ended September 30, 2013, up from $3.0 million for the three months ended September 30, 2012. Non-cash stock-based compensation expense, which is included in general and administrative expense, decreased $155,000 to $574,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease in stock-based compensation expense is due to a $422,000 reduction for forfeitures related to staff reductions as a result of the sale of the East Texas assets partially offset by increased expense for additional share issuances. Excluding stock-based compensation expense, general and administrative expense increased $1.2 million to $3.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase is primarily due to higher personnel costs, including $659,000 of severance costs resulting from staff reductions in conjunction with the sale of our East Texas assets and $292,000 of non-recurring costs associated with property acquisitions.
Interest expense. We reported interest expense of $3.4 million for the three months ended September 30, 2013 compared to $30,000 for the three months ended September 30, 2012. The increase in interest expense is directly related to the increase in long-term debt from 2012 to 2013 primarily as a result of the issuance of the $200.0 million 8 5/8% Senior Secured Notes in May 2013, a lower capitalized interest percentage resulting from higher debt balances when compared to total interest expense and increased amortization of debt costs.
Dividends on Preferred Stock. We reported dividend expense on our Series A Preferred Stock of $2.1 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2012. The Series A Preferred Stock had a stated value of approximately $76.8 million and $65.8 million at September 30, 2013 and 2012, respectively, and carries a cumulative dividend rate of 8.625% per annum. The increase in dividend expense on Series A Preferred Stock is due to 3,958,160 shares of Series A Preferred Stock outstanding at September 30, 2013 compared to 3,946,950 shares at September 30, 2012. Based on the number of shares of Series A Preferred Stock outstanding at September 30, 2013, our stated preferred dividend expense is $2.1 million per quarter, which is subject to being declared and paid monthly. Including the shares of Series B Preferred Stock that are expected to be issued on or about November 5, 2013, our stated preferred dividend expense will be $3.5 million per quarter, which is subject to being declared and paid monthly.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012
Revenues. Total natural gas, condensate, oil and NGLs revenues were $68.2 million for the nine months ended September 30, 2013, up 86% from $36.6 million for the nine months ended September 30, 2012. The increase in revenues was the result of a 54% increase in production and a 21% increase in weighted average realized prices. Average daily production on an equivalent basis was 52.5 MMcfe/d for the nine months ended September 30, 2013 compared to 34.1 MMcfe/d for the same period in 2012. Condensate, oil and NGLs production represented approximately 28% of total production for the nine months ended September 30, 2013 compared to 19% of total production for the nine months ended September 30, 2012 The increase in total liquids (condensate, oil and NGLs) production is primarily the result of our increased focus on drilling liquids-rich acreage in our successful Marcellus Shale area and the Hunton Limestone oil play in Oklahoma.
Liquids revenues represented approximately 49% of our total natural gas, condensate and oil and NGLs revenues for the nine month period ended September 30, 2013 compared to 39% for the nine month period ended September 30, 2012. Due to continued lower natural gas prices, we are continuing to focus our drilling activity in the liquids-rich portions of the Marcellus Shale and the Hunton Limestone oil play in Oklahoma.

During the nine months ended September 30, 2013, we had commodity derivative contracts covering approximately 70% of our natural gas production, which resulted in realized gains of $4.6 million, comprised of $4.7 million in NYMEX hedge gains offset by $101,000 of regional basis losses and non-cash premium amortization of $17,000, and resulted in an increase in total price realized from $2.94 per Mcf to $3.38 per Mcf. For additional information regarding our natural gas hedging positions as of September 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the nine months ended September 30, 2012, the realized effect of hedging on natural gas sales was an increase of $7.5 million in natural gas revenues resulting in an increase in total price realized from $1.99 per Mcf to $2.97 per Mcf. The 2012 realized hedge impact included a benefit of $662,000 of non-cash amortization of prepaid call sale and put purchase premiums and payment of deferred put premiums of $3.2 million.
During the nine months ended September 30, 2013, we had commodity derivative contracts covering approximately 45% of our condensate and oil production. The realized effect of hedging on condensate and oil sales during the nine months ended September 30, 2013 was an increase of $92,000 in condensate and oil revenues resulting in an increase in total price realized from $68.26 per Bbl to $68.54 per Bbl. For additional information regarding our oil hedging positions as of September 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the nine months ended September 30, 2012, the realized effect of hedging on condensate and oil sales was an increase of $425,000 in condensate and oil revenues which resulted in an increase in total price realized from $68.93 per Bbl to $72.93 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production. On a combined liquids basis (condensate, oil and NGLs), approximately 59% of our liquids production volumes were hedged during the nine months ended September 30, 2013
During the nine months ended September 30, 2013, we had commodity derivative contracts covering approximately 72% of our NGLs production. The realized effect of hedging on NGLs sales during the nine months ended September 30, 2013 was an increase of $275,000 in NGLs revenues resulting in an increase in total price realized from $30.01 per Bbl to $30.80 per Bbl. For additional information regarding our NGLs hedging positions as of September 30, 2013, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the nine months ended September 30, 2012, the realized effect of hedging on NGLs sales was an increase of $987,000 in NGLs revenues which resulted in an increase in total price realized from $29.02 per Bbl to $34.31 per Bbl.
Unrealized hedge loss was $7.2 million for the nine months ended September 30, 2013 compared to an unrealized hedge gain of $4.1 million for the nine months ended September 30, 2012. The increase in unrealized hedge loss is the result of changes in future NYMEX natural gas prices and future oil and NGLs prices coupled with changes in hedged volumes.
Production taxes. We reported production taxes of $3.1 million for the nine months ended September 30, 2013 compared to $1.5 million for the nine months ended September 30, 2012. The increase in production taxes primarily resulted from higher revenues in West Virginia and Oklahoma due to increased natural gas, condensate, oil and NGLs production. Production taxes for the nine months ended September 30, 2013 were approximately 5% of condensate, oil and NGLs revenues compared to 4% for the nine months ended September 30, 2012.
Lease operating expenses. We reported lease operating expenses of $6.2 million for the nine months ended September 30, 2013 compared to $4.8 million for the nine months ended September 30, 2012. Our total LOE was $0.43 per Mcfe for the nine months ended September 30, 2013 compared to $0.51 per Mcfe for the same period in 2012. The decrease in our LOE per Mcfe was primarily due to higher production volumes. Current period total LOE expense benefited by $441,000 due to the assignment of our Powder River Basin properties to the operator on May 3, 2012 and $482,000 due to reduced activity in East Texas for the nine months ended September 30, 2013 compared to the same period in 2012, partially offset by increases in Marcellus Shale and Mid-Continent LOE as a result of increased activity and total producing wells.
Transportation, treating and gathering. We reported transportation expenses of $3.4 million for the nine months ended September 30, 2013 compared to $3.7 million for the nine months ended September 30, 2012, of which $2.8 million for the nine months ended September 30, 2013 and 2012, respectively, related to our Hilltop operations in East Texas. The current year to date period includes $1.8 million of minimum volume requirement charges under our Hilltop gas gathering agreement compared to $1.5 million of such charges in the same period of 2012. Such charges resulted from actual production volumes being less than minimum contractual volume requirements. Cubic Energy has assumed any future minimum volume requirement obligations.
Depreciation, depletion and amortization. We reported DD&A expense of $21.4 million for the nine months ended September 30, 2013 up from $19.7 million for the nine months ended September 30, 2012. The increase in DD&A expense was the result of a 54% increase in production offset by a 29% decrease in the DD&A rate per Mcfe. The DD&A rate for the nine months ended September 30, 2013 was $1.49 per Mcfe compared to $2.11 per Mcfe for the same period in 2012. The decrease in the rate is primarily due to lower proved costs as result of $150.8 million of ceiling impairment charges recorded during the second and third quarters of 2012 combined with increased total proved reserves.

General and administrative expense. We reported general and administrative expenses of $12.0 million for the nine months ended September 30, 2013, up from $9.3 million for the nine months ended September 30, 2012. Non-cash stock-based compensation expense, which is included in general and administrative expense, increased $35,000 to $2.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in stock-based compensation expense is due to a $422,000 reduction for forfeitures related to staff reductions as a result of the sale of the East Texas assets partially offset by increased expense for additional share issuances. Excluding stock-based compensation expense, general and administrative expense increased $2.7 million to $9.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase is primarily due to $1.7 million of non-recurring costs associated with property acquisitions and higher personnel costs primarily related to $659,000 of severance costs resulting from staff reductions in conjunction with the sale of our East Texas assets.
Litigation settlement expense. We reported litigation settlement expense of $1.0 million for the nine months ended September 30, 2013, resulting from our settlement with Chesapeake on March 28, 2013, compared to $1.3 million for the nine months ended September 30, 2012 resulting from our settlement with Navasota Resources L.P. For additional information regarding the settlement of the Chesapeake matter, see Part I, Item 1. “Financial Statements, Note 13, “Commitments and Contingencies” of this report.
Gain on acquisition of assets at fair value. We reported a bargain purchase gain of $43.7 million for the nine months ended September 30, 2013 for the acquisition of the Chesapeake Assets. Our preliminary assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.5 million. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $43.7 million was recognized. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the Chesapeake Assets are located.
Interest expense. We reported interest expense of $7.6 million for the nine months ended September 30, 2013 compared to $86,000 for the nine months ended September 30, 2012. The increase in interest expense is directly related to the increase in long-term debt from 2012 to 2013 primarily as a result of the issuance of the $200.0 million 8 5/8% Senior Secured Notes in May 2013, a lower capitalized interest percentage when compared to total interest expense and increased amortization of debt costs including a non-recurring cost of $1.2 million related to the termination of the Old Amended Revolving Credit Facility.
Dividends on Preferred Stock. We reported dividend expense on our Series A Preferred Stock of $6.4 million for the nine months ended September 30, 2013 compared to $4.9 million for the nine months ended September 30, 2012. The Series A Preferred Stock had a stated value of approximately $76.8 million and $65.8 million at September 30, 2013 and 2012, respectively, and carries a cumulative dividend rate of 8.625% per annum. The increase in dividend expense on Series A Preferred Stock is due to 3,958,160 shares of Series A Preferred Stock outstanding at September 30, 2013 compared to 3,946,950 shares at September 30, 2012. Based on the number of shares of Series A Preferred Stock outstanding at September 30, 2013, our stated preferred dividend expense is $2.1 million per quarter, which is subject to being declared and paid monthly. Including the shares of Series B Preferred Stock that are expected to be issued on or about November 5, 2013, our stated preferred dividend expense will be $3.5 million per quarter, which is subject to being declared and paid monthly.

Liquidity and Capital Resources
Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, availability under the Revolving Credit Facility, asset sales and, to the extent available, access to capital markets. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We may adjust capital expenditures in response to changes in natural gas, condensate, oil and NGLs prices, drilling results and cash flow.
For the nine months ended September 30, 2013, we reported cash flows provided by operating activities of $39.2 million. For the nine months ended September 30, 2013, we reported net cash used in investing activities of $104.1 million primarily for the acquisition, development and purchase of natural gas and oil properties, including $78.8 million for the purchase of the Chesapeake Assets and net proceeds of $70.7 million from the AMI election and the sale of acreage to Newfield. For the nine months ended September 30, 2013, we reported net cash provided by financing activities of $77.3 million, consisting of net proceeds from the issuance of Notes of $194.5 million less $98.0 million of net repayments under our Amended and Restated Revolving Credit Facility, $9.8 million for the repurchase of our common shares, $6.4 million of dividends paid on the preferred stock and $2.8 million of deferred finance charges. As a result of these activities, our cash and cash equivalents balance increased by $12.5 million, resulting in a cash and cash equivalents balance of $21.4 million at September 30, 2013.
At September 30, 2013, we had a net working capital deficit of approximately $16.6 million, including $13.0 million of advances from non-operators. On October 2, 2013, we sold substantially all of our leasehold interests and producing wells in the Hilltop area of East Texas for an adjusted cash purchase price of approximately $43.9 million reflecting adjustment for accounting effective date of January 1, 2013 and other customary adjustments and the $4.7 million that was previously received as a cash deposit. At September 30, 2013, availability under our Revolving Credit Facility was $50.0 million.
On October 29, 2013, Gastar USA announced the pricing of an underwritten public offering of 2,000,000 shares of its 10.75% Series B Cumulative Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share (the “Series B Preferred Stock”). On November 1, 2013, the underwriters partially exercised their option to purchase additional shares of Series B Preferred Stock and will purchase an additional 140,000 shares of Series B Preferred Stock. The issuance of the 2,140,000 shares of Series B Preferred Stock is expected to close on or about November 5, 2013 with total net proceeds to us from the offering expected to be approximately $50.1 million after deducting underwriting commissions and estimated offering expenses.
Future capital and other expenditure requirements. Capital expenditures for the remainder of 2013, excluding acquisitions, are projected to be approximately $34.5 million. In the Marcellus Shale and Mid-Continent, we expect to spend $5.9 million and $26.1 million, respectively, for drilling, completion, infrastructure, lease acquisition and seismic costs and $2.5 million for capitalized interest and other costs. The 2013 remaining net capital expenditures in the Mid-Continent includes $19.1 million related to planned activities on the Chesapeake Assets acquired. We plan to fund our remaining 2013 capital budget and the additional drilling related to the Chesapeake Assets acquired through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility and proceeds from the divestiture of our East Texas assets and certain non-strategic acreage acquired from Chesapeake, each as previously announced. In addition, we anticipate closing the $187.5 million WEHLU Acquisition (approximately $169.1 million net after closing adjustments and the application of the $9.4 million deposit previously paid) in November 2013 and anticipate financing the acquisition with some combination of cash on hand, including net proceeds from the issuance of Series B Preferred Stock, and the possible future issuance of additional senior secured notes. Our future capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in natural gas, condensate, oil and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results or changes in the borrowing base under the New Revolving Credit Facility and access to the capital markets. We operate approximately 78% of our remaining budgeted 2013 drilling and land capital expenditures, and thus, we could reduce a significant portion of 2013 capital expenditures if necessary to better match available capital resources.
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
At September 30, 2013, the estimated fair value of all of our commodity derivative instruments was a net asset of $8.9 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our natural gas, condensate, oil and NGLs sales for 2013 through 2017, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month December 2013 through August 2018. At September 30, 2013, we had a current commodity premium payable of $1.8 million and a long-term commodity premium payable of $7.7 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month beginning in December 2013.
As of September 30, 2013, all of our commodity derivative hedge positions were with a multinational energy company or large financial institution, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.
Revolving Credit Facility. Effective June 7, 2013, our Old Revolving Credit Facility was replaced with our New Revolving Credit Facility which provides an initial borrowing base of $50.0 million. At September 30, 2013, we did not have any balance outstanding under our New Revolving Credit Facility, compared to our December 31, 2012 outstanding balance of $98.0 million under our Old Amended Revolving Credit Facility. Borrowing base redeterminations are scheduled semi-annually with the next redetermination scheduled for November 2013. However, we and the lenders may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. Future increases in the borrowing base in excess of the $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets (“ACNTA”) as defined in the Notes agreement. We estimate that the borrowing base will increase in November 2013 from $50.0 million to between $90.0 and $110.0 million based on the ACNTA definition.
Borrowings under the New Revolving Credit Facility bear interest, at our election, at the reference rate or the Eurodollar rate plus an applicable margin. Pursuant to the New Revolving Credit Facility, the reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent, (ii) the federal funds rate plus 50 basis points, or (iii) a LIBOR rate. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the Eurodollar rate, depending on the utilization percentage in relation to the borrowing base. Under the New Revolving Credit Facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement. At November 4, 2013, our availability under our New Revolving Credit Facility was $50.0 million. If the WEHLU Acquisition is completed, we anticipate that our borrowing base will increase to between $90.0 and $110.0 million.
At September 30, 2013, we were in compliance with all financial covenants under the New Revolving Credit Facility. For a more detailed description of the terms of our New Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.
Senior Secured Notes. On May 15, 2013, we issued $200.0 million aggregate principal amount of 8 5/8% Senior Secured Notes due 2018 in a private placement offering under an indenture. The Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The Notes will mature on May 15, 2018. For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report. At September 30, 2013, we were in compliance with all covenants under the indenture governing the Notes. We anticipate issuing additional senior secured notes to fund a portion of the WEHLU Acquisition.
Series B Preferred Stock. On or about November 5, 2013, we expect to issue 2,140,000 shares of 10.75% Series B Preferred Stock at the stated par value of $25.00 per share for net proceeds of $50.1 million. The net proceeds from the issuance of the Series B Preferred Stock will be used to partially fund the pending WEHLU Acquisition anticipated to close in November 2013, if such acquisition is completed. We intend to finance the remainder of the purchase price with cash on hand or from a possible issuance of Notes. Should the WEHLU Acquisition not close, we intend to use the proceeds to accelerate our drilling program, primarily in the Hunton Limestone area. Based on the number of shares of Series A Preferred Stock outstanding at September 30, 2013 and the Series B Preferred Stock to be issued on or about November 5, 2013, our stated preferred dividend expense for the fourth quarter of 2013 is estimated to be $3.1 million and $3.5 million per quarter thereafter, subject to being declared and paid monthly.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our natural gas, condensate, oil and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to natural gas, condensate, oil and NGLs in the region produced. Prices received for natural gas, condensate, oil and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three and nine months ended September 30, 2013, a 10% change in the prices received for natural gas, condensate, oil and NGLs production would have had an approximate $2.4 million and $6.3 million impact, respectively, on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.
Interest Rate Risk
At September 30, 2013, we had did not have any debt outstanding under the Revolving Credit Facility. The amount outstanding under the Notes is at fixed interest of 8.625% per annum. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures
Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures
Gastar Exploration Ltd.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Parent, Parent conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Parent concluded that, as of September 30, 2013, the Parent's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of Parent, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in Parent's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Parent's internal control over financial reporting.

Gastar Exploration USA, Inc.
Under the supervision and with the participation of our management, including the President and Treasurer of Gastar USA, Gastar USA conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2013. Based on that evaluation, the President and Treasurer of Gastar USA concluded that, as of September 30, 2013, Gastar USA's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the President and Treasurer of Gastar USA, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in Gastar USA's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Gastar USA's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 13 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors
Except as set forth below, information about material risks related to our business, financial condition and results of operations for the three and nine months ended September 30, 2013 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2012 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.
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
We may not complete the pending WEHLU Acquisition.
The closing of this offering is not subject to a condition that we successfully complete the pending WEHLU Acquisition. There can be no assurance that the pending WEHLU Acquisition will be completed or, if completed, that it will be completed on the terms described in this prospectus supplement.
The representation, warranties and indemnifications of Lime Rock contained in the purchase and sale agreement are limited; as a result, the assumptions on which our estimates of future results of the WEHLU Assets have been based may prove to be incorrect in a number of material ways, resulting in our not realizing the expected benefits of the pending WEHLU Acquisition. The pending WEHLU Acquisition could also expose us to additional unknown and contingent liabilities.
The representations and warranties of Lime Rock contained in the purchase and sale agreement are limited. In addition, the purchase and sale agreement provides limited indemnities. As a result, the assumptions on which our estimates of future results of the WEHLU Assets have been based may prove to be incorrect in a number of material ways, resulting in our not realizing our expected benefits of the pending WEHLU Acquisition, including anticipated increased cash flow.
The pending WEHLU Acquisition could expose us to additional unknown and contingent liabilities. We have performed a certain level of diligence in connection with the pending WEHLU Acquisition and have attempted to verify the representations made by Lime Rock, but there may be unknown and contingent liabilities related to the assets to be acquired in the pending WEHLU Acquisition of which we are unaware. Lime Rock has agreed to indemnify us for losses or claims relating to the assets to be acquired in the pending WEHLU Acquisition and otherwise subject to the limitations described in the purchase and sale agreement. We could be liable for unknown obligations relating to the assets to be acquired in the pending WEHLU Acquisition for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information

The unaudited pro forma combined financial statements of Gastar Exploration Ltd. and Gastar Exploration USA, Inc. as of and for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference. The unaudited pro forma financial information contained in Exhibit 99.1 is derived from the historical financial statements of Gastar Exploration Ltd. and Gastar Exploration USA, Inc. and the audited and unaudited statements of revenues and direct operating expenses of the assets acquired in the Chesapeake Acquisition and the assets proposed to be acquired in the WEHLU Acquisition, and reflect the impact of the WEHLU Acquisition, East Texas Divestiture, the Hunton Transactions, the Newfield Divestiture and the Preferred Stock Sale, as each of such capitalized terms are defined in Exhibit 99.1, and a proposed issuance of additional senior secured notes as described therein.

Item 6. Exhibits
The following is a list of exhibits filed or furnished (as indicated) as part of this report. Where so indicated by a note, exhibits which were previously filed are incorporated herein by reference.

Exhibit Number	Description
2.1
Second Amendment of Purchase and Sale Agreement, dated as of June 27, 2013, but effective as June 5, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 2013. File No. 001-32714).

2.2
Third Amendment of Purchase and Sale Agreement, dated as of July 11, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 17, 2013. File No. 001-32714).

2.3
Purchase and Sale Agreement, dated as of July 2, 2013, by and among Newfield Exploration Mid-Continent Inc. and Gastar Exploration USA, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 12, 2013. File. No. 001-32714).

2.4
Fourth Amendment of Purchase and Sale Agreement, dated July 31, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 5, 2013. File. No. 001-32714).

2.5
Fifth Amendment of Purchase and Sale Agreement, dated August 29, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 3, 2013. File. No. 001-32714).

2.6*
Purchase and Sale Agreement, dated September 4, 2013, by and among Gastar Exploration USA, Inc., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 28, 2013. File. No. 001-32714).

2.7
Sixth Amendment of Purchase and Sale Agreement, dated September 20, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 23, 2013. File. No. 001-32714).

2.8
Letter Agreement to Purchase and Sale Agreement, dated September 30, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 4, 2013. File. No. 001-32714).

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

3.8
Certificate of Designation of Rights and Preferences of 10.75% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 of Gastar Exploration USA, Inc.’s Form 8A filed on October 31, 2013).

10.1
Waiver, Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 31, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated August 5, 2013. File No. 001-32714).

10.2
Agreement and Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of October 18, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 22, 2013. File No. 001-32714).

31.1†	Certification of Principal Executive Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of Principal Executive Officer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Principal Financial Officer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. .

32.2††	Certification of Principal Financial Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3††	Certification of Principal Executive Officer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4††	Certification of Principal Financial Officer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Unaudited Pro Forma Combined Financial Information.

101.INS††	XBRL Instance Document

Exhibit Number	Description
101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________________

†	Filed herewith.

††	Furnished herewith.

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

GASTAR EXPLORATION LTD.

Date:	November 4, 2013	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 4, 2013	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION USA, INC.

Date:	November 4, 2013	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President
(Duly authorized officer and principal executive officer)

Date:	November 4, 2013	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Secretary and Treasurer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Second Amendment of Purchase and Sale Agreement, dated as of June 27, 2013, but effective as June 5, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 2013. File No. 001-32714).

2.2
Third Amendment of Purchase and Sale Agreement, dated as of July 11, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 17, 2013. File No. 001-32714).

2.3
Purchase and Sale Agreement, dated as of July 2, 2013, by and among Newfield Exploration Mid-Continent Inc. and Gastar Exploration USA, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 12, 2013. File. No. 001-32714).

2.4
Fourth Amendment of Purchase and Sale Agreement, dated July 31, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 5, 2013. File. No. 001-32714).

2.5
Fifth Amendment of Purchase and Sale Agreement, dated August 29, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 3, 2013. File. No. 001-32714).

2.6*
Purchase and Sale Agreement, dated September 4, 2013, by and among Gastar Exploration USA, Inc., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 28, 2013. File. No. 001-32714).

2.7
Sixth Amendment of Purchase and Sale Agreement, dated September 20, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 23, 2013. File. No. 001-32714).

2.8
Letter Agreement to Purchase and Sale Agreement, dated September 30, 2013, by and among Gastar Exploration Texas, LP, Gastar Exploration USA, Inc. and Cubic Energy, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 4, 2013. File. No. 001-32714).

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

3.8
Certificate of Designation of Rights and Preferences of 10.75% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 of Gastar Exploration USA, Inc.’s Form 8A filed on October 31, 2013).

10.1
Waiver, Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 31, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated August 5, 2013. File No. 001-32714).

10.2
Agreement and Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of October 18, 2013, among Gastar Exploration USA, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 22, 2013. File No. 001-32714).

31.1†	Certification of Principal Executive Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer of Gastar Exploration Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of Principal Executive Officer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Principal Financial Officer of Gastar Exploration USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. .

32.2††	Certification of Principal Financial Officer of Gastar Exploration Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3††	Certification of Principal Executive Officer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4††	Certification of Principal Financial Officer of Gastar Exploration USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Unaudited Pro Forma Combined Financial Information.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________________

†	Filed herewith.

††	Furnished herewith.

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to Exhibits 2.1, 2.2 and 2.3 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.